Form 10-Q
period 2000-03-31
LONDON PACIFIC GROUP LTD
filed 2000-05-03
CIK 891377

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
--------------------------------------------------------------------------------



                                    FORM 10-Q
(Mark One)
/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2000

                                      OR
/ /
              TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
           For the transition period from ------------ to ------------



                         Commission file number 0-21874

                          London Pacific Group Limited

             (Exact name of registrant as specified in its charter)
--------------------------------------------------------------------------------


     Jersey, Channel Islands                          Not applicable
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)


                          Minden House, 6 Minden Place
                           St. Helier, Jersey JE2 4WQ
                                Channel Islands
                    (Address of principal executive offices)
                                   (Zip Code)


                              011 44 (1534) 607700
             (Registrant's telephone number, including area code)


   (Former name, address and former fiscal year, if changed since last report)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                                              X
                                                       Yes -------    No -------


    The number of shares outstanding of the registrant's Ordinary Shares, 5 cents par value per share, as of May 3, 2000 was 64,433,313.

                                TABLE OF CONTENTS



                                     PART I

                              FINANCIAL INFORMATION

Item 1.     Financial Statements:                                           Page
            Condensed Consolidated Balance Sheets as of March 31, 2000
              and December 31, 1999.........................................   3

            Condensed Consolidated Statements of Income for the
              three months ended March 31, 2000 and 1999....................   4

            Condensed Consolidated Statements of Cash Flows for the
              three months ended March 31, 2000 and 1999....................   5

            Consolidated Statements of Changes in Shareholders' Equity
              for the three months ended March 31, 2000 and 1999............   6

            Consolidated Statements of Comprehensive Income for the three
              months ended March 31, 2000 and 1999..........................   7

            Notes to Interim Consolidated Financial Statements..............   8

Item 2.     Management's Discussion and Analysis of Financial Condition
              and Results of Operations.....................................  11

Item 3.     Quantitative and Qualitative Disclosures About Market Risk......  18


                                     PART II

                                OTHER INFORMATION

Item 1.     Legal Proceedings...............................................  19

Item 2.     Changes in Securities and Use of Proceeds.......................  19

Item 6.     Exhibits and Reports on Form 8-K................................  19

Signature...................................................................  20

Exhibit Index...............................................................  21

                                           Part I - FINANCIAL INFORMATION
                                            Item 1. FINANCIAL STATEMENTS

                                   LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                       (In thousands, except share amounts)

                                                                                   March 31,       December 31,
                                                                                      2000             1999
                                                                                  ------------     ------------
                                                                                  (Unaudited)
                                     ASSETS
Cash and cash equivalents .......................................................    $  53,592      $  49,703
Cash held in escrow .............................................................        3,144          3,110

Investments, principally of life insurance subsidiaries:
   Fixed maturities:
    Available-for-sale, at fair value (amortized cost: March 31, 2000,
     $1,093,762; December 31, 1999, $1,037,085) .................................    1,038,831        989,065
    Held-to-maturity, at amortized cost (fair value: March 31, 2000, $200,662;
     December 31, 1999, $221,167) ...............................................      201,684        222,110
   Equity securities:
    Trading account, at fair value (cost: March 31, 2000, $41,826;
     December 31, 1999, $34,680) ................................................      334,845        399,844
    Available-for-sale, at fair value (cost: March 31, 2000, $216,804;
     December 31, 1999, $186,403) ...............................................      209,529        182,926
   Loans to life insurance policyholders ........................................       10,292         10,385
                                                                                   -----------    -----------
Total investments ...............................................................    1,795,181      1,804,330

Assets held in separate accounts ................................................      147,340        125,528
Deferred policy acquisition costs ...............................................      154,486        144,518
Accounts receivable .............................................................       19,062         35,430
Other assets ....................................................................       41,492         40,169
                                                                                   -----------    -----------
Total assets ....................................................................  $ 2,214,297    $ 2,202,788
                                                                                   -----------    -----------
                                                                                   -----------    -----------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Life insurance policy liabilities ...............................................  $ 1,462,343    $ 1,416,423
Liabilities related to separate accounts ........................................      148,821        126,703
Accounts payable and accrued liabilities ........................................       47,125         35,982
Income taxes payable and other liabilities ......................................       60,539         71,205
                                                                                   -----------    -----------
Total liabilities ...............................................................    1,718,828      1,650,313
                                                                                   -----------    -----------
Shareholders' equity:
Ordinary shares, $.05 par value per share: authorized 86,400,000 shares;
   issued and outstanding 64,433,313 shares .....................................        3,222          3,222
Additional paid-in capital ......................................................       63,569         62,307
Retained earnings ...............................................................      503,806        559,344
Employee benefit trusts, at cost (shares: March 31, 2000, 14,683,381;
   December 31,1999, 15,331,656) ................................................      (53,080)       (54,033)
Accumulated other comprehensive income (loss) from
   net unrealized gains (losses) on available-for-sale securities ...............      (22,048)       (18,365)
                                                                                   -----------    -----------
Total shareholders' equity ......................................................      495,469        552,475
                                                                                   -----------    -----------
Total liabilities and shareholders' equity ......................................  $ 2,214,297    $ 2,202,788
                                                                                   -----------    -----------
                                                                                   -----------    -----------

[FN]

           See accompanying notes to Interim Consolidated Financial Statements.

                                   LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                                    CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                                    (Unaudited)
                                     (In thousands, except per share amounts)

                                                                                        Three Months Ended
                                                                                             March 31,
                                                                                    -------------------------
                                                                                       2000           1999
                                                                                    ----------     ----------
Revenues:
Investment income ...............................................................    $  25,785      $  23,246
Insurance policy charges ........................................................        1,827          1,522
Financial advisory services, asset management and other fee income ..............        9,765          6,378
Realized investment gains (losses) ..............................................        8,784           (243)
Unrealized investment gains (losses) on trading securities ......................      (72,145)        33,915
                                                                                   -----------    -----------
                                                                                       (25,984)        64,818
Expenses:
Interest credited on insurance policyholder accounts ............................       20,445         17,298
Amortization of deferred policy acquisition costs ...............................        5,295          4,066
Operating expenses ..............................................................       13,221         11,588
Goodwill amortization ...........................................................           58             59
Interest expense ................................................................           12              5
                                                                                   -----------    -----------
                                                                                        39,031         33,016
                                                                                   -----------    -----------
Income (loss) before income tax expense .........................................      (65,015)        31,802

Income tax expense (credit) .....................................................       (9,477)        11,449
                                                                                   -----------    -----------
Net income (loss) ...............................................................  $   (55,538)   $    20,353
                                                                                   -----------    -----------
                                                                                   -----------    -----------


Earnings (loss) per share and ADR, basic ........................................  $     (1.11)   $      0.41
Earnings (loss) per share and ADR, diluted ......................................  $     (1.11)   $      0.40




[FN]

           See accompanying notes to Interim Consolidated Financial Statements.

                                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                   (Unaudited)
                                                  (In thousands)

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                   ------------------------
                                                                                      2000          1999
                                                                                   ----------    ----------
Net cash provided by operating activities .......................................   $  47,953    $  11,034

Cash flows from investing activities:
Purchases of held-to-maturity and available-for-sale securities .................    (100,221)     (86,683)
Proceeds from sale of held-to-maturity and available-for-sale securities ........      55,713       44,703
Capital expenditures ............................................................        (458)        (126)
Other cash flows from investing activities ......................................         706          (19)
                                                                                     ---------    ---------
Net cash used in investing activities ...........................................     (44,260)     (42,125)
                                                                                     ---------    ---------
Cash flows from financing activities:
Increase in (payment of) bank overdraft .........................................         196       (1,100)
                                                                                     ---------    ---------
Net cash provided by (used in) financing activities .............................         196       (1,100)
                                                                                     ---------    ---------

Net increase (decrease) in cash and cash equivalents ............................       3,889      (32,191)
Cash and cash equivalents at beginning of year ..................................      49,703      111,414
                                                                                    ---------    ---------
Cash and cash equivalents at end of period ......................................   $  53,592    $  79,223
                                                                                    ---------    ---------
                                                                                    ---------    ---------

[FN]

           See accompanying notes to Interim Consolidated Financial Statements.

                             LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                              (Unaudited)
                                             (In thousands)

                                                                                       Net Unrealized
                                                                                      Gains (Losses) on
                                         Ordinary   Additional               Employee   Available-for-    Total
                                         Shares at    Paid-in    Retained     Benefit       Sale       Shareholders'
                                         Par Value    Capital    Earnings     Trusts     Securities       Equity
                                        ----------- ----------- ----------- ------------ ----------- --------------
Balance, January 1, 1999..............     $  3,221   $  62,199  $  318,785   $ (52,282)   $ (3,442)    $ 328,481

Unrealized gains (losses) on
   available-for-sale securities......            -           -           -           -      (2,199)       (2,199)
Net income............................            -           -      20,353           -           -        20,353
                                        ----------- ----------- ----------- ------------ ----------- --------------
Balance, March 31, 1999...............     $  3,221   $  62,199   $ 339,138   $ (52,282)   $ (5,641)    $ 346,635
                                        ----------- ----------- ----------- ------------ ----------- --------------
                                        ----------- ----------- ----------- ------------ ----------- --------------


                                                                                        Net Unrealized
                                                                                       Gains (Losses) on
                                          Ordinary   Additional               Employee  Available-for-     Total
                                          Shares at    Paid-in    Retained     Benefit      Sale       Shareholders'
                                          Par Value    Capital    Earnings     Trusts     Securities      Equity
                                        ----------- ----------- ----------- ------------ ------------ -------------
Balance, January 1, 2000...............    $ 3,222     $ 62,307  $ 559,344    $ (54,033)  $ (18,365)     $ 552,475

Unrealized gains (losses) on
   available-for-sale securities.......          -            -          -            -      (3,683)        (3,683)
Purchase of shares by the
   employee benefit trusts.............          -            -          -       (1,831)          -         (1,831)
Exercise of employee share
   options, including income
   tax effect..........................          -        1,475          -        2,784           -          4,259
Realized gains (losses) on disposal
   of shares held by the employee
   benefit trusts                                -         (213)         -            -           -           (213)
Net income (loss)......................          -            -    (55,538)           -           -        (55,538)
                                       ------------ ----------- ----------- ------------ ------------ -------------
Balance, March 31, 2000................    $ 3,222     $ 63,569  $ 503,806    $ (53,080)  $ (22,048)     $ 495,469
                                       ------------ ----------- ----------- ------------ ------------ -------------
                                       ------------ ----------- ----------- ------------ ------------ -------------

[FN]

           See accompanying notes to Interim Consolidated Financial Statements.

                                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                                  (Unaudited)
                                                 (In thousands)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                      -------------------------
                                                                                          2000          1999
                                                                                      ------------   ----------
Net income (loss)................................................................        $ (55,538)   $  20,353

Other comprehensive income (loss) net of income taxes:

Unrealized gains (losses) on  available-for-sale  securities  arising during the period, net of income taxes and deferred policy acquisition cost amortization
   adjustments of $7,584 in 2000 and $2,861 in 1999..............................           (3,683)      (2,199)
                                                                                      ------------ ------------
Other comprehensive income (loss)................................................           (3,683)      (2,199)
                                                                                      ------------ ------------
Comprehensive income (loss)......................................................        $ (59,221)   $  18,154
                                                                                      ------------ ------------
                                                                                      ------------ ------------

[FN]

           See accompanying notes to Interim Consolidated Financial Statements.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES


Item 1.    NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.    Basis of Presentation

     The accompanying interim consolidated financial statements are unaudited and have been prepared by London Pacific Group Limited ("the Company") in accordance with United States generally accepted accounting principles ("U.S. GAAP"). These financial statements include the accounts of the Company, its subsidiaries, the Employee Share Option Trust and the Agent Loyalty Opportunity Trust ("the Group"). Certain information and note disclosures normally included in the Group's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the results for the interim periods presented.

     While the Group believes that the disclosures presented are adequate to make the information not misleading, these interim consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 1999 which are contained in the Company's Annual Report on Form 20-F, filed with the U.S. Securities and Exchange Commission on March 31, 2000. These audited financial statements were prepared in conformity with accounting principles generally accepted in the United Kingdom ("U.K. GAAP") The significant impact of converting to U.S. GAAP is the reduction of shareholders' equity due to the reclassification of the cost of the shares held by the employee benefit trusts, which had been recorded as an asset in the consolidated balance sheet under U.K. GAAP.

     The results for the three month period ended March 31, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.


Note 2.    Comprehensive Income

     Comprehensive income is defined as the aggregate change in shareholders' equity, excluding changes in ownership interests. For the Group, it is the sum of net income and changes in unrealized gains or losses on available-for-sale securities.


Note 3.    Earnings Per Share and Per ADR

    The Group calculates earnings per share in accordance with SFAS 128, "Earnings per Share." This statement requires the presentation of basic and diluted earnings per share.

    Basic earnings per share is calculated by dividing net income or loss by the weighted average number of ordinary shares outstanding during the applicable period, excluding shares held by the employee share option trust which do not rank for dividend.

    The Group has issued employee share options, which are considered to be potentially dilutive. Diluted earnings per share is calculated by dividing net income by the weighted average number of ordinary shares outstanding during the applicable period adjusted for these potentially dilutive options, which are determined based on the "Treasury Stock Method." As the Company recorded a net loss for the three months ended March 31, 2000, the calculation of diluted earnings per share for this period does not include these potentially dilutive options as they are anti-dilutive and would result in a reduction of net loss per share. If the Company had reported net income for the three months ended March 31, 2000, there would have been an additional 11,563,292 shares included in the calculation of diluted earnings per share.

Item 1. NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        (continued)

Note 3.    Earnings Per Share and Per ADR (continued)

     The following table sets forth the reconciliation of the numerators and denominators for the earnings per share calculations in accordance with SFAS 128.

                  CALCULATION OF EARNINGS PER SHARE AND PER ADR
                        (In thousands, except share amounts)

                                                                                            Three Months Ended
                                                                                                  March 31,
                                                                                     ------------------------------
                                                                                         2000               1999
                                                                                     -----------        -----------
Net income (loss) ...............................................................       $ (55,538)        $ 20,353

Basic:
Weighted average number of ordinary shares outstanding, excluding shares
   held by the employee share option trust ......................................      50,083,932        49,897,182
                                                                                    -------------       -----------
Earnings (loss) per share and ADR, basic ........................................    $      (1.11)            $0.41
                                                                                    -------------       -----------
                                                                                    -------------       -----------

Diluted:
Weighted average number of ordinary shares outstanding, excluding shares
   held by the employee share option trust ......................................      50,083,932        49,897,182
Effect of dilutive securities (employee share options) ..........................               -         1,443,864
                                                                                    -------------       -----------
Weighted average ordinary shares used in dilutive earnings
   per share calculations .......................................................      50,083,932        51,341,046
                                                                                    -------------       -----------
Earnings (loss) per share and ADR, diluted ......................................   $       (1.11)            $0.40
                                                                                    -------------       -----------
                                                                                    -------------       -----------


Earnings per ADR are equivalent to earnings per ordinary share, following the 4 for 1 split of ADRs during the first quarter of 2000. For further information see Part II, Item 2 on page 19.


Note 4. Segment Information

     The Group's reportable operating segments are classified according to its principal businesses, which are: life insurance and annuities, asset management, financial advisory services and venture capital management. The only material change in segmental assets during the first quarter of 2000 was in the venture capital management segment, where assets decreased by $43.6 million from $277.8 million as of December 31, 1999, primarily caused by the change in net unrealized gains on listed equity securities in the trading account.

    Intercompany transfers between reportable operating segments are accounted for at prices which are designed to be representative of unaffiliated third party transactions. During the three month periods ended March 31, 2000 and 1999, there were included in the venture capital management and asset management operating segments, management fees from the insurance business operating segment of $2,417 and $3,422, respectively. These management fees have been approved by the insurance regulatory body in the U.S. state of domicile.

Item 1.    NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           (continued)

Note 4.    Segment Information (continued)

    Revenues and income before income tax expense for the Group's reportable operating segments, based on management's internal reporting structure, are shown below:

                                                                                       Three Months Ended
                                                                                             March 31,
                                                                                       -------------------
                                         REVENUES                                        2000       1999
                                                                                       --------   --------
                                                                                           (In thousands)
Operating segments:
Life insurance and annuities (1), (2)............................................      $ (1,704)  $ 53,852
Asset management (1).............................................................         1,902      1,440
Financial advisory services .....................................................         6,044      4,981
Venture capital management (2) ..................................................       (32,785)     3,518
                                                                                        -------    -------
                                                                                        (26,543)    63,791
Reconciliation of segment amounts to consolidated amounts:
Interest income .................................................................           559      1,027
                                                                                        -------   --------
Consolidated revenues and investment gains (losses) .............................      $(25,984)  $ 64,818
                                                                                        -------   --------
                                                                                        -------   --------

                              INCOME BEFORE INCOME TAX EXPENSE

Operating segments:
Life insurance and annuities (1), (2)............................................     $ (29,441)  $ 30,671
Asset management (1).............................................................           647         68
Financial advisory services .....................................................          (639)       185
Venture capital management (2)...................................................       (34,642)     1,154
                                                                                       --------    -------
                                                                                        (64,075)    32,078
Reconciliation of segment amounts to consolidated amounts:
Interest income .................................................................           559      1,027
Corporate expenses ..............................................................        (1,429)    (1,239)
Goodwill amortization ...........................................................           (58)       (59)
Interest expense ................................................................           (12)        (5)
                                                                                       --------    -------
Consolidated income (loss) before income tax expense ............................     $ (65,015)  $ 31,802
                                                                                       --------    -------
                                                                                       --------    -------
-------------------------

(1) Intersegmental revenue in asset management segment from life insurance
    and annuities segment .......................................................    $     535     $   277
                                                                                      --------     -------
                                                                                      --------     -------
(2) Intersegmental revenue in venture capital management segment from life
    insurance and annuities segment .............................................      $ 1,882     $ 3,145
                                                                                      --------     -------
                                                                                      --------     -------

Item 1.    NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          (continued)

Note 5.    Investments

    Investments are classified into three separate categories and accounted for as follows:

  i) trading securities, which are reported at fair value with the change in unrealized gains and losses included in earnings;

  ii) available-for-sale securities, which are reported at fair value, with unrealized gains and losses excluded from earnings, but reported net of applicable taxes and deferred policy acquisition cost amortization adjustments as a separate component of shareholders' equity; and

  iii)  held-to-maturity securities, which are reported at amortized cost.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited interim consolidated financial statements, and the notes thereto, presented elsewhere in this report. The interim consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. This item should also be read in conjunction with the "Forward-Looking Statements and Factors That May Affect Future Results" set forth below and in the Group's other filings with the U.S. Securities and Exchange Commission.


Forward-Looking Statements and Factors That May Affect Future Results

    The matters discussed in this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, that involve risks and uncertainties. All statements other than statements of historical information provided herein are forward-looking statements and may contain information about financial results, economic conditions, trends and known uncertainties.

    Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's analysis, judgement, belief or expectation only as of the date hereof. The Group undertakes no obligation to publicly revise these forward-looking statements to reflect events or circumstances that arise after the date hereof.

     The Group's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and elsewhere in this report, and the risks discussed in the Group's other filings with the U.S. Securities and Exchange Commission. These risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. The types of risks and uncertainties include, but are not limited to, (i) the risks described in Part I, Item 3 "Quantitative and Qualitative Disclosures About Market Risk," (ii) variations in demand for the Group's products and services, (iii) significant changes in net cash flows in or out of the Group's businesses, (iv) significant fluctuations in the performance of debt and equity markets worldwide, (v) the enactment of adverse state, federal or foreign regulation or changes in government policy or regulation (including accounting standards) affecting the Group's operations, (vi) the effect of economic conditions and interest rates in the U.S., the U.K. or internationally,
(vii) the ability of the Group's companies to compete in their respective businesses, and (viii) the ability of the Company to attract and retain key personnel.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (continued)

Life Insurance and Annuities

    The following table sets out, for the three months ended March 31, 2000 and 1999, an analysis of the life insurance and annuities segment's results of operations.

                                                                Three Months Ended
                                                                     March 31,
                                                               --------------------
                                                                  2000       1999
                                                               ---------   --------
                                                                   (In thousands)
Revenues:
Investment income .............................................$ 22,664    $ 18,424
Insurance policy charges ......................................   1,827       1,522
Realized investment gains (losses) ............................   8,700        (243)
Unrealized investment gains (losses) on trading securities .... (35,325)     33,915
Other fee income ..............................................     430         234
                                                               --------     -------
Total revenues and investment gains (losses) ..................  (1,704)     53,852

Expenses:
Interest credited on insurance policyholder accounts ..........  20,445      17,298
Amortization of deferred policy acquisition costs .............   5,295       4,066
Mortality expenses ............................................      33        (222)
Commissions ...................................................      69          76
General and administrative expenses ...........................   1,895       1,963
                                                               --------     -------
                                                                 27,737      23,181
                                                               --------     -------

Income (loss) before income tax expense ......................$ (29,441)   $ 30,671
                                                               --------     -------
                                                               --------     -------


     London Pacific Life & Annuity Company ("LPLA") contributed a loss before income taxes of $29.4 million to the Group's overall results for the first quarter of 2000, a decrease of $60.1 million over the same period in 1999. Net realized and unrealized investment gains for 2000 decreased by $60.3 million and amortization of deferred policy acquisition costs increased by $1.2 million over 1999, partially offset by an increase of $1.1 million in the spread between investment income and interest credited to policyholder accounts.

     In accordance with U.S. GAAP, premiums collected on annuity and universal life contracts are not reported as revenues, but as deposits to insurance liabilities. Revenues for these products are recognized over time in the form of investment income and surrender or other charges. LPLA offers both fixed annuities, which typically have an interest rate guaranteed for one to five years, after which the company has the discretionary ability to change the crediting rate to any rate not below a guaranteed rate, and variable annuities, which allow the contract holders the ability to direct premiums into specific investment portfolios with rates of return being based on the performance of the portfolio.

    Premiums for all life and annuity products were $105.3 million for the first quarter of 2000, an increase of 148% over the premiums received in the first quarter of 1999. This increase in premiums reflects the

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (continued)

continuing strong performance of the five-year guaranteed rate annuity product, Regal Accumulator 5, which added approximately $54.9 million in sales during the first quarter of 2000. LPLA introduced this product during the second quarter of 1999. A seven-year guaranteed rate version of this product and a new six-year guaranteed rate product will be introduced during the second quarter of 2000.

    Interest and dividend income on investments was $22.7 million in the first quarter of 2000 as compared with $18.4 million in 1999. This $4.3 million increase was primarily due to asset growth from new business, offset by acquisitions of capital appreciation (zero yield) securities. The carrying value of the private equity portfolio as of March 31, 2000 was $135.8 million compared with $91.0 million as of December 31, 1999.

    Net investment losses were $26.6 million, including the $35.3 million change in net unrealized gains on the listed equity securities held in the trading account from $165.3 million as of December 31, 1999 to $130.0 million as of March 31, 2000. LPLA sold a portion of one of its holdings during the first quarter of 2000, which resulted in a $8.8 million realized gain. As of March 31, 2000, LPLA's investment portfolio included three former private preferred stocks that have been converted to listed common equities and two convertible bond holdings in publicly traded companies. Subsequent to March 31, 2000, one of LPLA's private portfolio companies completed its initial public offering. Another portfolio company is currently in registration.

     Total cash and securities remained level at $1.5 billion as of March 31, 2000 compared with December 31, 1999. On total average cash and securities for the first quarter of 2000, the average annualized net return, including realized and unrealized capital gains and losses was -1.01% in the first quarter of 2000, as compared with 15.52% for the same period in 1999.

    Policy surrender and mortality charge income increased by $0.3 million in the first quarter of 2000 to $1.8 million, as compared with $1.5 million for the same period in 1999. Full policy surrenders totaled $31.6 million in the first quarter of 2000, a $15.1 million increase compared with the same period in 2000. Although there was a large increase in full policy surrenders, the surrenders primarily occurred in older blocks of policies where the surrender charge periods are in their later stages, resulting in a lower average surrender charge.

     Mortality expenses were $0.3 million higher in the first quarter of 2000 compared to the same period in 1999. The increase was primarily due to death claims on universal life policies.

    Interest credited on policyholder accounts increased by $3.1 million in the first quarter of 2000 to $20.4 million, as compared with $17.3 million for the same period in 1999. The increase was primarily due to new business growth and a slight increase in overall policy crediting rates. The average rate credited to policyholders was 5.44% in the first quarter of 2000, as compared with 5.39 % for the same period in 1999.

    Amortization of deferred policy acquisition costs was $5.3 million in the first quarter of 2000, an increase of $1.2 million from the same period in 1999. The increase was primarily due to new business growth and a higher level of policy surrenders.

    General and administrative expenses were $1.9 million in the first quarter of 2000, compared with $2.0 million in the first quarter of 1999. The annualized expense ratio for the first quarter of 2000, which is defined as general and administrative expenses divided by the average book value of cash and investments, was 0.5% as compared with 0.6% for the same period in 1999.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (continued)

     On December 24, 1999, the Group formed a new insurance company in Jersey, Channel Islands. London Pacific Assurance Limited is now selling a similar product to LPLA's Regal Accumulator, which is called a "guaranteed bond" in the U.K. Initially, sales were restricted to the Jersey, Channel Islands market and sales for the first quarter of 2000 were minimal. Subsequent to March 31, 2000, sales have increased steadily with an increasing number of potential clients currently in the pipeline. Sales have now been extended into the U.K. which should have an impact on sales volume for the remainder of the year.


Asset Management

    The following table sets out, for the three months ended March 31, 2000 and 1999, an analysis of the asset management segment's results of operations.

                                                        Three Months Ended
                                                             March 31,
                                                       ---------------------
                                                          2000       1999
                                                       ---------- ----------
                                                           (In thousands)
Revenues ........................................       $   1,902   $  1,440
Operating expenses...............................           1,255      1,372

                                                       ---------- ----------
Income before income tax expense ................       $     647   $     68
                                                       ---------- ----------
                                                       ---------- ----------

    Income from the asset management segment increased by $0.6 million to $0.6 million in the first quarter of 2000. This increase was primarily attributable to improved first quarter 2000 results at Berkeley Capital Management ("BCM"), the Group's U.S. fund manager.

    BCM's management fees on wrap accounts increased by $0.2 million to $1.1 million, consistent with the increase in the average total asset value of the wrap accounts for the first quarter 2000 to $0.9 billion. Total revenues were $1.4 million in the first quarter of 2000 compared with $1.2 million in the first quarter of 1999. BCM's expenses decreased by $0.1 million to $1.2 million primarily due to a decrease in staff costs which resulted from lower commissions to the company's wrap account wholesalers. Wrap account sales during the first quarter of 2000 were $98.5 million compared with $157.0 million during the first quarter of 1999.

    Included in the revenues of the asset management and venture capital management segments are fees from the insurance business segment of $2.4 million (compared with $3.4 million in the first quarter of 1999) which are approved by LPLA's insurance regulatory body in its U.S. state of domicile. In the first quarter of 2000, $0.5 million of these fees was allocated to the asset management business segment (including $0.4 million to the Jersey fund management operation) and $1.9 million was allocated to the venture capital management business segment.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (continued)

Financial Advisory Services

    The following table sets out, for the three months ended March 31, 2000 and 1999, an analysis of the financial advisory services segment's results of operations.

                                                      Three Months Ended
                                                           March 31,
                                                     -------------------
                                                       2000       1999
                                                     --------   --------
                                                        (In thousands)
Revenues:
Financial advisory services fees ..............      $ 6,044    $ 4,981

Expenses:
Commissions ...................................        4,373      3,273
Operating expenses ............................        2,310      1,523
                                                    --------   --------
                                                       6,683      4,796
                                                    --------   --------
Income (loss) before income tax expense .......       $ (639)    $  185
                                                    --------   --------
                                                    --------   --------


    Financial advisory services income decreased from a $0.2 million gain in the first quarter of 1999 to a $0.6 million loss in the first quarter of 2000.

    Revenues of SAI Financial Advisors ("SAI") increased by $1.1 million to $6.0 million in the first quarter of 2000. Asset management and consulting fees and broker-dealer revenues increased due to the company's continued expansion of its network of financial advisors and assets under management, consulting, servicing or administration. These assets grew to $1.6 billion at the end of the first quarter of 2000 from $1.3 billion at the end of the first quarter of 1999, after excluding $263 million in assets administered by Select Benefit Consultants, Inc., which was sold on December 31, 1999. The total number of financial advisors increased from 163 at the end of the first quarter of 1999 to 228 at the end of the first quarter of 2000. There was a corresponding increase in commission expense of $1.1 million to $4.4 million.

    SAI's gross revenues less commissions decreased by 2% in the first quarter of 2000. The rate of growth in revenues less commissions did not correspond with the rate of growth in gross revenues primarily as a result of the contractual decline in the percentage of fees received for the administration of managed portfolios on behalf of another company. During the first quarter of 1999, SAI received 65% of the revenue stream on that contract and during the first quarter of 2000 SAI received 25% of the revenue stream. These percentage decreases were contractually set in 1996 and the contract was set to expire on September 30, 1999. During the second quarter of 1999, management negotiated a new three-year contract at a rate of 25% of the revenue stream, effective from October 1, 1999. There was no corresponding decline in SAI's operating costs related to these portfolio administration services.

    Operating expenses, excluding costs of the Group's Internet based initiative, increased by 20% to $1.8 million in the first quarter of 2000 compared with the first quarter of 1999. Staff costs increased by 17% primarily due to staffing additions made throughout 1999, as the company positioned itself for expected future growth in 2000 and beyond. Excluding staff costs, operating expenses increased by 26% in the first quarter of 2000 compared with the first quarter of 1999, primarily due to increases in advertising costs.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (continued)

    The contractual adjustment to the servicing fees discussed above will cut into profitability for the full year 2000. However, the company is focusing more of its marketing efforts on large institutional clients where it should be possible to add sizeable revenue blocks at higher margins.

    In late 1999, the Group decided to make the SAI business the foundation for an Internet based initiative that can then be migrated to several other vertical markets in which the Group has expertise. The development costs for this initiative in the first quarter of 2000 were $0.5 million, and it is expected that further development costs will increase total expenses in the financial advisory services segment throughout 2000.


Venture Capital Management

    The following table sets out, for the three months ended March 31, 2000 and 1999, an analysis of the venture capital management segment's results of operations.

                                                        Three Months Ended
                                                             March 31,
                                                       ---------------------
                                                          2000       1999
                                                       ---------- ----------
                                                           (In thousands)
Revenues:
Management fees ................................       $   3,806    $ 3,145
Investment income ..............................             145        373
Realized investment gains ......................              84          -
Unrealized investment gains (losses) ...........         (36,820)         -
                                                      ---------- ----------
Total revenues and investment gains (losses) ...         (32,785)     3,518
Operating expenses .............................           1,857      2,364
                                                      ---------- ----------
Income (loss) before income tax expense ........       $ (34,642)   $ 1,154
                                                      ---------- ----------
                                                      ---------- ----------


    Venture capital management income declined from $1.2 million in the first quarter of 1999 to a loss of $34.6 million in the first quarter of 2000. This loss was attributable to the change in net unrealized gains for the quarter on the listed equity securities held in the trading account. These positions in listed equity securities resulted from private equity transactions in technology companies. There was a significant decline in the market for technology stocks towards the end of the first quarter.

    The change in the net unrealized gains in the listed equity portfolio from the end of 1999 to March 31, 2000 was a decline of $36.8 million. Total unrealized gains in this portfolio as of December 31, 1999 were $199.8 million. These unrealized gains dropped to $163.0 million as of March 31, 2000. A decline in value of $94.1 million on one investment was partially offset by an unrealized gain of $56.0 million on another investment that went public during the first quarter of 2000.

    Significant fluctuations in net unrealized gains in the listed equity trading account are likely in future quarters, reflecting equity market volatility, especially in the technology sector. The potential impact of losses relating to the old private debt portfolio has declined over the past twelve months due to the increase in the Group's net assets, as well as due to writedowns taken against this portfolio at the end of 1999, and sales or redemptions in the latter part of 1999 and the first quarter of 2000.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (continued)


Corporate and Other

    Corporate expenses increased by 15% to $1.4 million for the first quarter of 2000, primarily due to the costs of raising the public profile of the Group, including the hiring of a public relations firm.

    Interest income earned by the Group (excluding the life insurance and annuity business) decreased by $0.5 million to $0.6 million in the first quarter of 2000 as compared with the first quarter of 1999, primarily due to the decrease in cash and cash equivalents held by the Group. Group cash was used during the period between the first quarter of 1999 and the first quarter of 2000 primarily to pay dividends and for investment purchases.


Income Taxes

    The Group is subject to taxation on its income in all countries in which it operates based upon the taxable income arising in each country. The Group is liable for income tax in Jersey at a rate of 20%. In the United States, the Group is liable for both federal and California taxes at 34-35% and 8.84%, respectively. Capital gains on certain securities are exempt from Jersey and Guernsey taxation.

     The effective tax rate, as a percentage of income before income taxes for the first quarter of 1999, was 36%. The high tax rate in this period was attributable to the high percentage (96%) of income contributed by the U.S. life insurance and annuity company which is subject to federal tax at approximately 35%. The effective tax credit rate, as a percentage of the loss before income taxes for the first quarter of 2000, was 15%. This lower effective tax rate reflects the fact that only 45% of the first quarter loss was contributed by the U.S. life and annuity company, and that 57% of the first quarter loss represented net capital losses from the Jersey and Guernsey operations (where capital gains are not taxed).


Liquidity and Capital Resources

     On a consolidated basis as of March 31, 2000, cash and cash equivalents of the Group, excluding the life insurance business segment, amounted to $35.5 million. The Group, excluding the life insurance business segment, also held $120.8 million of listed equity securities which could be sold within a short period of time. The Group's management believes that the balances of cash and liquid resources, together with its $37.6 million availability on a $50.0 million bank facility, should be sufficient to satisfy the Group's anticipated financing requirements during the next twelve months.

    Shareholders' equity decreased in the first three months of 2000 by $57.0 million to $495.5 million, primarily due to the net loss for the period of $55.5 million ($1.11 per ordinary share and ADR). $53.1 million of loans to the Company's employee share option trusts have been netted against shareholders' equity. These loans will be repaid as employees exercise their share options.

    As of March 31, 2000 and December 31, 1999, the Group had no bank borrowings, bond issues or convertible securities outstanding. However, as of these dates, $12.4 million and $11.8 million, respectively, of the Group's $50.0 million bank facility had been utilized in the form of letters of credit and guarantees in connection with certain portfolio companies.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
           (continued)

Year 2000 Computer Issues

     To date, the Group has not encountered any material problems with internal systems, software, equipment and facilities relating to the inability to recognize appropriate dates related to the year 2000. In addition, the Group is not aware of any material year 2000 problems with customers, suppliers or vendors. Accordingly, the Group does not anticipate incurring material expenses or experiencing any material operational disruptions as a result of any year 2000 issues.


Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    The nature of the Group's businesses exposes the Group to market risk. Market risk is the risk of loss that may occur when interest rate and equity price movements adversely change the value of invested assets.


Interest Rate Risk

    The Group's life insurance and annuity business is subject to risk from interest rate fluctuations when there is a difference between the amount of interest earning assets and the amount of interest bearing liabilities that are prepaid, mature or are repriced in specific periods. London Pacific Life & Annuity Company ("LPLA") attempts to minimize its exposure to interest rate fluctuations by managing the characteristics of its assets and liabilities so that the effects of changes are reasonably likely to be offset. LPLA's principal asset/liability management goal is to achieve sufficient cash flows from invested assets to fund contractual obligations, while maximizing investment returns. Historically, LPLA has not used derivative financial instruments to achieve its asset/liability management goals.

    Exposure to interest rate risk is estimated by performing sensitivity tests based on duration analysis of LPLA's investment and product portfolios. Duration is an option adjusted measure of the percentage change in the market value of the assets or liabilities in response to a given change in interest rates. To demonstrate the sensitivity of LPLA's assets and liabilities, tests performed on LPLA's assets and liabilities indicated that, as of March 31, 2000, if market interest rates had suddenly increased by 100 basis points, the fair value of the investment portfolio that is subject to interest rate risk, which is approximately $1.4 billion, would have decreased by $66.1 million, compared with a decrease of $56.1 million for the calculated market value of liabilities, which are approximately $1.3 billion. Conversely, a sudden decrease of 100 basis points would have increased the investment portfolio's fair value by $70.5 million, compared with an increase in the calculated market value of liabilities of $49.9 million. These results depend upon certain key assumptions regarding the behavior of interest sensitive cash flows. Although LPLA has attempted to ensure the assumptions used are based on the best available data, cash flows cannot be forecasted with certainty, and can deviate materially from the assumed results.


Equity Price Risk

    The Group, including LPLA, is exposed to equity price risk on the listed equity securities held almost entirely in its trading portfolio. Changes in the level or volatility of equity prices affect the value of the listed equity securities and instruments that derive their value from a particular stock, a group of stocks or a stock index. These changes in turn directly affect the Company's net income, because the Group's holdings of listed equity securities are marked to market, with changes in their market value recognized in the income statement for the period in which the changes occur.

    If the market price of the Group's listed equity portfolio as of March 31, 2000 and 1999, which totaled $339.4 million and $72.6 million, respectively, had abruptly increased or decreased by 20%, the market value of the listed equity portfolio would have increased or decreased by $67.9 million and $14.5 million, respectively.



                           Part II - OTHER INFORMATION


Item 1.    LEGAL PROCEEDINGS

    There are no legal proceedings pending against the Group which are likely to have a material adverse effect on the financial position or results of operations of the Company and its subsidiaries.



Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

    During the first quarter of 2000, the Company completed a 4 for 1 split of its American Depositary Receipts ("ADRs"). Effective from the close of business on March 23, 2000, each American Depositary Share ("ADS") represents one
Ordinary Share. On March 24, 2000, ADS holders received three additional ADSs for every one ADS they held on the record date of March 23, 2000. This ADR split did not affect the Company`s Ordinary Shares that are listed on the London Stock Exchange.

    A registration statement relating to the above ADR split was filed on Form F-6 with the U.S. Securities and Exchange Commission on March 14, 2000 and is incorporated herein by reference.



Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

    The following exhibits are filed herewith or incorporated by reference pursuant to Rule 12b-32 under the Securities Act of 1934:

EXHIBIT NO.     TITLE

   3.7 Form of Deposit Agreement dated as of September 25, 1992, as amended and restated as of November 24, 1993, as further amended and restated as of March 14, 2000 among London Pacific Group Limited, The Bank of New York as Depositary, and all Owners and Holders from time to time of American Depositary Receipts issued thereunder.*

   27           Financial Data Schedule for the three months ended
                March 31, 2000.



                --------------------------
                * Incorporated by reference to Exhibit A filed with the
                  Company's 1933 Act Registration Statement on Form F-6 on March 14, 2000 (Registration No. 333-11658).

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                                    SIGNATURE



    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                            LONDON PACIFIC GROUP LIMITED
                                            (Registrant)

Date: May 3, 2000                           By:  /s/ Ian K. Whitehead
                                                 ------------------------
                                                 Ian K. Whitehead
                                                 Chief Financial Officer

                                                 (Principal Financial and
                                                  Accounting Officer and Duly
                                                  Authorized Officer of the
                                                  Registrant)

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                                 EXHIBIT INDEX

Exhibit Number       Title
--------------       -----
    27               Financial Data Schedule for the three months ended
                     March 31, 2000.