Form 10-Q
period 2000-06-30
LONDON PACIFIC GROUP LTD
filed 2000-08-14
CIK 891377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------


                                    FORM 10-Q

(Mark One)

 /x/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2000

                                       OR

 / /          TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to _______


                         Commission file number 0-21874

                          London Pacific Group Limited

             (Exact name of registrant as specified in its charter)
                             -----------------------

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

                                                            Yes  X  No
                                                                ---    ---

    The number of shares outstanding of the registrant's Ordinary Shares, 5 cents par value per share, as of August 14, 2000 was 64,433,313.

                                TABLE OF CONTENTS



                                     PART I

                              FINANCIAL INFORMATION

Item 1.    Financial Statements:                                            Page
           Condensed Consolidated Balance Sheets as of June 30, 2000
               and December 31, 1999......................................  3

           Condensed Consolidated Statements of Income for the
               three and six months ended June 30, 2000 and 1999..........  4

           Condensed Consolidated Statements of Cash Flows for
               the six months ended June 30, 2000 and 1999................  5

           Consolidated Statements of Changes in Shareholders' Equity
               for the six months ended June 30, 2000 and 1999............  6

           Consolidated Statements of Comprehensive Income for
               the three and six months ended June 30, 2000 and 1999......  7

           Notes to Interim Consolidated Financial Statements.............  8

Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations..................................  11

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.....  22


                                     PART II

                                OTHER INFORMATION

Item 1.    Legal Proceedings..............................................  23

Item 4.    Submission of Matters to a Vote of Security Holders............  23

Item 6.    Exhibits and Reports on Form 8-K...............................  24

Signature  ...............................................................  25

Exhibit Index   ..........................................................  26


                         Part I - FINANCIAL INFORMATION
                          Item 1. FINANCIAL STATEMENTS

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                    June 30,      December 31,
                                                                                      2000            1999
                                                                                  ------------    ------------
                                                     ASSETS                        (Unaudited)
Cash and cash equivalents.....................................................    $     27,841     $    49,703
Cash held in escrow...........................................................           2,933           3,110

Investments, principally of life insurance subsidiaries:
    Fixed maturities:
      Available-for-sale, at fair value (amortized cost: June 30, 2000,
       $1,192,977; December 31, 1999, $1,037,085).............................       1,111,593         989,065
      Held-to-maturity, at amortized cost (fair value: June 30, 2000,
       $164,986; December 31, 1999, $221,167).................................         166,126         222,110
    Equity securities:
      Trading account, at fair value (cost: June 30, 2000, $84,176;
       December 31, 1999, $34,680) ...........................................         803,533         399,844
      Available-for-sale, at fair value (cost: June 30, 2000, $179,589;
       December 31, 1999, $186,403) ..........................................         171,397         182,926
    Loans to life insurance policyholders ....................................          10,374          10,385
                                                                                  ------------     -----------
Total investments ............................................................       2,263,023       1,804,330

Assets held in separate accounts .............................................         171,417         125,528
Deferred policy acquisition costs ............................................         173,641         144,518
Receivables ..................................................................          36,147          56,335
Other assets .................................................................          13,412          19,264
                                                                                  ------------     -----------
Total assets .................................................................    $  2,688,414     $ 2,202,788
                                                                                  ------------     -----------
                                                                                  ------------     -----------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Life insurance policy liabilities ............................................    $  1,538,871     $ 1,416,423
Liabilities related to separate accounts .....................................         172,881         126,703
Accounts payable and accrued liabilities .....................................          28,832          34,912
Income taxes payable and other liabilities ...................................           5,802           5,748
Deferred income taxes.........................................................         118,814          66,527
                                                                                  ------------     -----------
Total liabilities ............................................................       1,865,200       1,650,313
                                                                                  ------------     -----------
Shareholders' equity:
Ordinary shares, $.05 par value per share: authorized 86,400,000 shares;
    issued and outstanding 64,433,313 shares .................................           3,222           3,222
Additional paid-in capital ...................................................          63,510          62,307
Retained earnings ............................................................         836,544         559,344
Employee benefit trusts, at cost (shares: June 30, 2000, 12,724,006;
    December 31, 1999, 15,331,656) ...........................................         (49,401)        (54,033)
Accumulated other comprehensive income (loss) from
    net unrealized gains (losses) on available-for-sale securities ...........         (30,661)        (18,365)
                                                                                  ------------     -----------
Total shareholders' equity ...................................................         823,214         552,475
                                                                                  ------------     -----------
Total liabilities and shareholders' equity ...................................    $  2,688,414     $ 2,202,788
                                                                                  ------------     -----------
                                                                                  ------------     -----------

[FN]
      See accompanying notes to Interim Consolidated Financial Statements.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                      Three Months Ended      Six Months Ended
                                                                             June 30,             June 30,
                                                                     --------------------   --------------------
                                                                        2000       1999        2000       1999
                                                                     ---------  ---------   ---------  ---------
Revenues:
Investment income...............................................     $  27,547  $  23,883   $  53,332  $  47,129
Insurance policy charges........................................         2,011      1,718       3,838      3,240
Financial advisory services, asset management and other
    fee income.................................................          7,231      6,638      16,996     13,016
Realized investment gains (losses)..............................        (8,596)    (5,586)        188     (5,829)
Unrealized investment gains on trading securities ..............       426,338     39,842     354,193     73,757
                                                                     ---------  ---------   ---------  ---------
                                                                       454,531     66,495     428,547    131,313
Expenses:
Interest credited on insurance policyholder accounts............        22,330     17,751      42,775     35,049
Amortization of deferred policy acquisition costs...............         5,947      3,690      11,242      7,756
Operating expenses..............................................        16,039     17,653      29,260     29,241
Goodwill amortization...........................................            57         59         115        118
Interest expense................................................             2         17          14         22
                                                                     ---------  ---------   ---------  ---------
                                                                        44,375     39,170      83,406     72,186
                                                                     ---------  ---------   ---------  ---------
Income before income tax expense................................       410,156     27,325     345,141     59,127

Income tax expense..............................................        70,325      6,880      60,848     18,329
                                                                     ---------  ---------   ---------  ---------
Net income......................................................     $ 339,831  $  20,445   $ 284,293  $  40,798
                                                                     ---------  ---------   ---------  ---------
                                                                     ---------  ---------   ---------  ---------

Interim dividend declared
(2000 and 1999: 11.0 cents per share gross; 8.8 cents per ADR)...........................   $   4,608  $   4,408
                                                                                            ---------  ---------
                                                                                            ---------  ---------

Earnings per share and ADR, basic...............................        $ 6.57     $ 0.41      $ 5.59     $ 0.82
Earnings per share and ADR, diluted.............................        $ 5.62     $ 0.36      $ 4.72     $ 0.75

[FN]

      See accompanying notes to Interim Consolidated Financial Statements.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                        Six Months Ended
                                                                                            June 30,
                                                                                  --------------------------
                                                                                     2000            1999
                                                                                  ----------       ---------

Net cash provided by operating activities.....................................    $  135,210       $  33,983

Cash flows from investing activities:
Purchases of held-to-maturity and available-for-sale securities ..............      (228,381)       (200,209)
Proceeds from sale of held-to-maturity and available-for-sale securities .....        75,880         125,018
Capital expenditures .........................................................        (1,099)           (551)
Other cash flows from investing activities ...................................         4,214             244
                                                                                  ----------       ---------
Net cash used in investing activities ........................................      (149,386)        (75,498)
                                                                                  ----------       ---------
Cash flows from financing activities:
Issue of ordinary shares .....................................................             -               5
Dividends paid ...............................................................        (7,093)         (7,096)
Payment of bank overdraft ....................................................          (593)           (748)
                                                                                  ----------       ---------
Net cash used in financing activities ........................................        (7,686)         (7,839)
                                                                                  ----------       ---------

Net decrease in cash and cash equivalents ....................................       (21,862)        (49,354)
Cash and cash equivalents at beginning of year ...............................        49,703         111,414
                                                                                  ----------       ---------
Cash and cash equivalents at end of period ...................................    $   27,841       $  62,060
                                                                                  ----------       ---------
                                                                                  ----------       ---------

[FN]
      See accompanying notes to Interim Consolidated Financial Statements.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                                 (In thousands)

                                                                                         Net Unrealized
                                                                                        Gains (Losses) on
                                        Ordinary   Additional                 Employee   Available-for-  Total
                                        Shares at   Paid-in      Retained      Benefit       Sale     Shareholders'
                                        Par Value   Capital      Earnings      Trusts     Securities     Equity
                                       ----------- ----------   ----------    ---------   ----------- -------------
Balance, January 1, 1999 ..........    $  3,221    $  62,199    $  318,785    $ (52,282)   $ (3,442)    $ 328,481

Issue of ordinary shares...........           1            4             -            -           -             5
Unrealized gains (losses) on
   available-for-sale securities...           -            -             -            -      (6,925)       (6,925)
Purchase of shares by the
   employee benefit trusts.........           -            -             -       (1,171)          -        (1,171)
Exercise of employee share
   options, including income
   tax effect......................           -           50             -        1,650           -         1,700
Realized gains (losses) on
   disposal of shares held by the
   employee benefit trusts.........           -           38             -            -           -            38
Cash dividends declared............           -            -        (7,096)           -           -        (7,096)
Net income.........................           -            -        40,799            -           -        40,799
                                       --------    ---------    ----------    ---------    --------     ---------
Balance, June 30, 1999.............    $  3,222    $  62,291    $  352,488    $ (51,803)   $(10,367)    $ 355,831
                                       --------    ---------    ----------    ---------    --------     ---------
                                       --------    ---------    ----------    ---------    --------     ---------


                                                                                         Net Unrealized
                                                                                        Gains (Losses) on
                                        Ordinary   Additional                 Employee   Available-for-     Total
                                        Shares at   Paid-in      Retained      Benefit       Sale       Shareholders'
                                        Par Value   Capital      Earnings      Trusts     Securities        Equity
                                       ----------- ----------   ----------    ---------   -----------   -------------

Balance, January 1, 2000...........    $  3,222    $  62,307    $  559,344    $ (54,033)   $(18,365)    $ 552,475

Unrealized gains (losses) on
   available-for-sale securities...           -            -             -            -     (12,296)      (12,296)
Purchase of shares by the
   employee benefit trusts.........           -            -             -       (2,660)          -        (2,660)
Exercise of employee share
   options, including income
   tax effect......................           -        1,548             -        7,292           -         8,840
Realized gains (losses) on
   disposal of shares held by the
   employee benefit trusts.........           -         (345)            -            -           -          (345)
Cash dividends declared............           -            -        (7,093)           -           -        (7,093)
Net income ........................           -            -       284,293            -           -       284,293
                                       --------    ---------    ----------    ---------    --------     ---------
Balance, June 30, 2000.............     $ 3,222    $  63,510    $  836,544    $ (49,401)   $(30,661)    $ 823,214
                                       --------    ---------    ----------    ---------    --------     ---------
                                       --------    ---------    ----------    ---------    --------     ---------

[FN]
      See accompanying notes to Interim Consolidated Financial Statements.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)



                                                                     Three Months Ended         Six Months Ended
                                                                           June 30,                  June 30,
                                                                   ----------------------     ---------------------
                                                                      2000         1999          2000        1999
                                                                   ---------    ---------     ---------    --------
Net income .....................................................   $ 339,831    $ 20,445      $ 284,293    $ 40,798

Other comprehensive income (loss) net of income taxes:
Unrealized gains (losses) on available-for-sale securities
   arising during the period, net of  income  taxes  and
   deferred  policy acquisition cost amortization adjustments
   of $19,273, $10,216, $26,857 and $13,078, respectively ......      (8,613)     (4,726)       (12,296)     (6,925)
                                                                   ---------    --------      ---------    --------
Other comprehensive income (loss)...............................      (8,613)     (4,726)       (12,296)     (6,925)
                                                                   ---------    --------      ---------    --------
Comprehensive income ...........................................   $ 331,218    $ 15,719      $ 271,997    $ 33,873
                                                                   ---------    --------      ---------    --------
                                                                   ---------    --------      ---------    --------



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

       While the Group believes that the disclosures presented are adequate to make the information not misleading, these interim consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 1999 which are contained in the Company's Annual Report on Form 20-F, filed with the U.S. Securities and Exchange Commission on March 31, 2000. These audited financial statements were prepared in conformity with accounting principles generally accepted in the United Kingdom ("U.K. GAAP"). The significant impact of converting to U.S. GAAP is the reduction of shareholders' equity due to the reclassification of the cost of the shares held by the employee benefit trusts, which had been recorded as an asset in the consolidated balance sheet under U.K. GAAP, and due to the recognition of unrealized losses on available-for-sale securities, net of income taxes and deferred policy acquisition cost amortization adjustments.

       The results for the three and six month periods ended June 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

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

       Basic earnings per share is calculated by dividing net income by the weighted average number of ordinary shares outstanding during the applicable period, excluding shares held by the employee share option trust which do not rank for dividend.

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

                  CALCULATION OF EARNINGS PER SHARE AND PER ADR
                      (In thousands, except share amounts)

                                                                     Three Months Ended         Six Months Ended
                                                                           June 30,                  June 30,
                                                                   ----------------------    ----------------------
                                                                      2000         1999         2000         1999
                                                                   -----------  ---------    ---------     --------

Net income ....................................................    $ 339,831    $  20,445    $ 284,293     $ 40,798

Basic:
Weighted average number of ordinary shares outstanding,
   excluding shares held by the employee share option trust ...   51,704,724   50,001,907   50,894,327   49,949,545
                                                                  ----------   ----------   ----------   ----------

Earnings per share and ADR, basic .............................      $  6.57      $  0.41      $  5.59      $  0.82
                                                                  ----------   ----------   ----------   ----------
                                                                  ----------   ----------   ----------   ----------


Diluted:
Weighted average number of ordinary shares outstanding,
   excluding shares held by the employee share option trust ...   51,704,724   50,001,907   50,894,327   49,949,545
Effect of dilutive securities (employee share options) ........    8,735,872    6,097,398    9,399,571    4,585,292
                                                                  ----------   ----------   ----------   ----------

Weighted average ordinary shares used in dilutive earnings
  per share calculations ......................................   60,440,596   56,099,305   60,293,898   54,534,837
                                                                  ----------   ----------   ----------   ----------

Earnings per share and ADR, diluted............................      $  5.62     $   0.36      $  4.72      $  0.75
                                                                  ----------   ----------   ----------   ----------
                                                                  ----------   ----------   ----------   ----------


Earnings per ADR are equivalent to earnings per ordinary share, following the 4 for 1 split of ADRs which was effective from the close of business on March 23, 2000.

Note 4.    Segment Information

       The Group's reportable operating segments are classified according to its principal businesses, which are: life insurance and annuities, asset management, financial advisory services and venture capital management.

       Intercompany transfers between reportable operating segments are accounted for at prices which are designed to be representative of unaffiliated third party transactions. During the three month periods ended June 30, 2000 and 1999, there were included in the venture capital management and asset management operating segments, management fees from the insurance business operating segment of $2,526 and $1,956, respectively. During the six month periods ended June 30, 2000 and 1999, there were included in the venture capital management and asset management operating segments, management fees from the insurance business operating segment of $4,943 and $5,378, respectively. These management fees have been approved by the insurance regulatory body in the life insurance company's U.S. state of domicile.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Item 1.    NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           (continued)

Note 4.    Segment Information (continued)

       Revenues and income before income tax expense for the Group's reportable operating segments, based on management's internal reporting structure, are shown below:

                                                                   Three Months Ended       Six Months Ended
                                                                        June 30,                 June 30,
                                                                 --------------------   ---------------------
                                                                    2000       1999       2000        1999
                                                                 ---------  ---------   ---------   ---------
                                          REVENUES                                 (In thousands)
Operating segments:
Life insurance and annuities (1), (2)..........................  $ 378,752  $  47,529   $ 377,048   $ 101,381
Asset management (1)...........................................      1,857      1,729       3,759       3,169
Financial advisory services ...................................      5,720      4,982      11,764       9,963
Venture capital management (2) ................................     67,830     11,504      35,045      15,022
                                                                 ---------  ---------   ---------   ---------
                                                                   454,159     65,744     427,616     129,535
Reconciliation of segment amounts to consolidated amounts:
Interest income ...............................................        372        751         931       1,778
                                                                 ---------  ---------   ---------   ---------
Consolidated revenues and investment gains ....................  $ 454,531  $  66,495   $ 428,547   $ 131,313
                                                                 ---------  ---------   ---------   ---------
                                                                 ---------  ---------   ---------   ---------

                        INCOME BEFORE INCOME TAX EXPENSE
Operating segments:
Life insurance and annuities (1), (2)..........................  $ 347,811  $  20,865   $ 318,370   $  51,536
Asset management (1) ..........................................        119        266         766         334
Financial advisory services ...................................     (1,167)       168      (1,806)        353
Venture capital management (2) ................................     64,214      6,107      29,572       7,261
                                                                 ---------  ---------   ---------   ---------
                                                                   410,977     27,406     346,902      59,484
Reconciliation of segment amounts to consolidated amounts:
Interest income ...............................................        372        751         931       1,778
Corporate expenses ............................................     (1,134)      (756)     (2,563)     (1,995)
Goodwill amortization .........................................        (57)       (59)       (115)       (118)
Interest expense ..............................................         (2)       (17)        (14)        (22)
                                                                 ---------  ---------   ---------   ---------

Consolidated income before income tax expense .................  $ 410,156  $  27,325   $ 345,141   $  59,127
                                                                 ---------  ---------   ---------   ---------
                                                                 ---------  ---------   ---------   ---------

-------------------------

(1)   Intersegmental revenue in asset management segment
      from life insurance and annuities segment................ $     662   $     415   $  1,197    $     692
                                                                 ---------  ---------   ---------   ---------
                                                                 ---------  ---------   ---------   ---------

(2)   Intersegmental revenue in venture capital management
      segment from life insurance and annuities segment........ $   1,864    $  1,541   $  3,746    $   4,686
                                                                 ---------  ---------   ---------   ---------
                                                                 ---------  ---------   ---------   ---------

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Item 1.    NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           (continued)

Note 4.    Segment Information (continued)

       The material changes in segmental assets during the first half of 2000 were in the venture capital management segment, where assets increased by $28.0 million to $305.8 million as of June 30, 2000, and in the life insurance and annuities segment, where assets increased by $463.8 million to $2.4 billion as of June 30, 2000. Both movements were caused primarily by the change in net unrealized gains on listed equity securities in the trading account.

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

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

      The Group's actual results could differ materially from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this section and elsewhere in this report, and the risks discussed in the Group's other filings with the U.S. Securities and Exchange Commission. These risks and uncertainties could cause actual results to differ materially from those reflected in the forward-looking statements. The types of risks and uncertainties include, but are not limited to, (i) the risks described in this report in Part I, Item 3 "Quantitative and Qualitative Disclosures About Market Risk," (ii) variations in demand for the Group's products and services, (iii) significant changes in net cash flows in or out of the Group's businesses, (iv) significant fluctuations in the performance of debt and equity markets worldwide, (v) the enactment of adverse state, federal or foreign regulation or changes in government policy or regulation (including accounting standards) affecting the Group's operations, (vi) the effect of economic conditions and interest rates in the U.S., the U.K. or internationally, (vii) the ability of the Group's companies to compete in their respective businesses, and (viii) the ability of the Company to attract and retain key personnel.

Life Insurance and Annuities

      The following  table sets out, for the three and six month  periods  ended
June 30, 2000 and 1999, an analysis of the life insurance and annuities segment's results of operations.

                                                                   Three Months Ended       Six Months Ended
                                                                        June 30,                 June 30,
                                                                 --------------------   ---------------------
                                                                    2000       1999       2000        1999
                                                                 ---------  ---------   ---------   ---------
                                                                               (In thousands)
Revenues:
Investment income..............................................  $  24,522  $  20,944   $  47,186   $  39,368
Insurance policy charges ......................................      2,011      1,718       3,838       3,240
Realized investment gains (losses) ............................    (17,152)       821      (8,452)        578
Unrealized investment gains (losses) on trading securities ....    369,055     23,704     333,730      57,619
Other fee income ..............................................        316        342         746         576
                                                                 ---------  ---------   ---------   ---------
Total revenues and investment gains (losses) .................     378,752     47,529     377,048     101,381

Expenses:
Interest credited on insurance policyholder accounts ..........     22,330     17,751      42,775      35,049
Amortization of deferred policy acquisition costs .............      5,947      3,690      11,242       7,756
Mortality expenses ............................................       (434)      (115)       (401)       (337)
Commissions ...................................................         70         75         139         151
General and administrative expenses ...........................      3,028      5,263       4,923       7,226
                                                                 ---------  ---------   ---------   ---------
                                                                    30,941     26,664      58,678      49,845
                                                                 ---------  ---------   ---------   ---------


Income before income tax expense ..............................  $ 347,811  $  20,865   $ 318,370   $  51,536
                                                                 ---------  ---------   ---------   ---------
                                                                 ---------  ---------   ---------   ---------

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Second quarter of 2000 compared to second quarter of 1999

      The life insurance and annuities segment, which consists of London Pacific Life & Annuity Company ("LPLA") and London Pacific Assurance Limited ("LPAL"), contributed $347.8 million to the Group's overall income before taxes in the second quarter of 2000, an increase of $326.9 million over the same period in 1999. The sum of net realized and net unrealized investment gains for the second quarter increased by $327.4 million and general and administrative expenses decreased by $2.2 million, while amortization of deferred policy acquisition costs increased by $2.3 million and the spread between investment income and interest credited to policyholder accounts dropped by $1.0 million. Policy charges and other income increased by $0.3 million, and mortality expenses decreased by $0.3 million over 1999.

       In accordance with U.S. GAAP, premiums collected on annuity and universal life contracts are not reported as revenues, but as deposits to insurance liabilities. Revenues for these products are recognized over time in the form of investment income and surrender or other charges. LPLA offers both fixed annuities, which typically have an interest rate guaranteed for one to five years, after which the company has the discretionary ability to change the crediting rate to any rate not below a guaranteed rate, and variable annuities, which allow the contract holders the ability to direct premiums into specific investment portfolios with rates of return being based on the performance of the portfolio. LPAL began selling guaranteed bond contracts, which are similar to LPLA's fixed annuity products, in the Channel Islands and U.K. markets during the second quarter of 2000.

       Premiums for all life, annuity and guaranteed bond products were $156.6 million for the second quarter of 2000, an increase of 98% over the premiums received in the second quarter of 1999. LPAL accounted for $12.7 million of the total premium volume during the second quarter. The increase in LPLA's premiums reflects the continuing strong performance of the five-year guaranteed rate annuity product, Regal Accumulator 5, which added approximately $86.8 million in sales during the second quarter. A new six-year guaranteed rate annuity product was introduced by LPLA on August 1, 2000.

       Interest and dividend income on investments was $24.5 million in the second quarter of 2000 as compared with $20.9 million in 1999. This $3.6 million increase was primarily due to asset growth from new business, offset by acquisitions of capital appreciation (zero yield) securities. The carrying value of the private equity portfolio as of June 30, 2000 was $152.7 million, compared with $149.3 million as of December 31, 1999 and $66.1 million as of June 30, 1999.

       Net investment gains were $351.9 million, including the $369.0 million movement in net unrealized gains on the listed equity securities held in the trading account. The value of the trading account portfolio increased from $130.0 million as of March 31, 2000 to $499.0 million as of June 30, 2000. LPLA sold a portion of one of its listed equity holdings during the second quarter of 2000 which resulted in a $23.4 million realized gain. This gain was offset by permanent impairment writedowns on four private placement issues. As of June 30, 2000, LPLA's and LPAL's investment portfolios included seven former private preferred stocks that have been converted to listed common equities and two convertible bond holdings in publicly traded companies. During the second quarter of 2000, two private preferred issues completed their initial public offerings and two holdings were acquired for stock of publicly traded companies. Subsequent to June 30, 2000, another company completed its initial public offering.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

       Total invested assets (defined as total assets excluding deferred policy acquisition costs, other assets and income tax related accounts) increased to $2.2 billion as of June 30, 2000, compared with $1.7 billion as of December 31, 1999 and $1.5 billion as of June 30, 1999. On total average invested assets for the second quarter of 2000, the average annualized net return, including both realized and unrealized investment gains and losses, was 51.81%, as compared with 12.95% for the same period in 1999.

       Policy surrender and mortality charge income increased by $0.3 million in the second quarter of 2000 to $2.0 million, as compared with $1.7 million for the same period in 1999. Full policy surrenders totaled $40.6 million in the second quarter of 2000, a $20.3 million increase over the same period in 1999. Internal policy conversions accounted for $13.5 million of the full surrenders in the second quarter of 2000, compared with $1.3 million in same period in 1999.

       Mortality expenses were $0.3 million lower in the second quarter of 2000 as compared with the same period in 1999. This increase was primarily due to favorable experience on annuity death claims.

       Interest credited on policyholder accounts increased by $4.5 million in the second quarter of 2000 to $22.3 million, as compared with $17.8 million for the same period in 1999. This increase was primarily due to new business growth and an increase in overall policy crediting rates. The average rate credited to policyholders was 5.60% in the second quarter of 2000, as compared with 5.41% for the same period in 1999.

       Amortization of deferred policy acquisition costs was $5.9 million in the second quarter of 2000, an increase of $2.3 million from the same period in 1999. This increase was primarily due to new business growth, particularly in the five-year product discussed above, and a higher level of policy surrenders.

       General and administrative expenses were $3.0 million in the second quarter of 2000, compared with $5.3 million in the same period in 1999. This decrease was due to non-recurring legal expenses incurred during 1999. The annualized expense ratio for the second quarter of 2000, which is defined as general and administrative expenses divided by the average book value of total cash and investments, was 0.64% as compared with 0.81% for the same period in 1999.

First six months of 2000 compared to first six months of 1999

     For the six months ended June 30, 2000, the life insurance and annuities segment contributed $318.4 million to the Group's overall income before taxes, an increase of $266.9 million over the same period in 1999. The sum of net realized and net unrealized investment gains for the six months ended June 30, 2000 increased by $267.1 million and general and administrative expenses decreased by $2.3 million, partially offset by a $3.5 million increase in amortization of deferred policy acquisition costs. Policy charges and other income increased by $0.8 million, while the spread between investment income and interest credited to policyholder accounts increased by $0.1 million to $4.4 million.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

       Premiums for all life, annuity and guaranteed bond products were $261.9 million for the six months ended June 30, 2000, an increase of 115% over the premiums received in the same period in 1999. LPAL accounted for $12.7 million of the total premium volume during the six months ended June 30, 2000. The increase in LPLA's premiums reflects the continuing strong performance of the five-year guaranteed rate annuity product, Regal Accumulator 5, which added approximately $143.7 million in sales during the six months ended June 30, 2000, as compared with $40.1 million in sales for the same period in 1999 following the product's introduction on May 1, 1999.

       Interest and dividend income on investments was $47.2 million for the six months ended June 30, 2000 as compared with $39.4 million in 1999. This $7.8 million increase was primarily due to asset growth from new business.

       Net investment gains were $325.3 million, including the $333.7 million movement in net unrealized gains on the listed equity securities held in the trading account. The value of the trading account portfolio increased from $165.3 million as of December 31, 1999 to $499.0 million as of June 30, 2000. LPLA sold its remaining position in one of its listed equity holdings during the six months ended June 30, 2000, which resulted in a $32.2 million realized gain. This gain was offset by permanent impairment writedowns on four private placement issues.

       Total invested assets increased to $2.2 billion as of June 30, 2000, compared with $1.7 billion as of December 31, 1999. On total average invested assets for the six months ended June 30, 2000, the average annualized net return, including both realized and unrealized investment gains and losses, was 26.87%, as compared with 14.11% for the same period in 1999.

       Policy surrender and mortality charge income increased by $0.6 million for the six months ended June 30, 2000 to $3.8 million, as compared with $3.2 million for the same period in 1999. Full policy surrenders totaled $72.2 million for the six months ended June 30, 2000, a $35.4 million increase over the same period in 1999. Internal policy conversions accounted for $22.3 million of the full surrenders for the six months ended June 30, 2000, compared with $1.4 million in same period in 1999.

       Mortality expenses were $0.1 million lower for the six months ended June 30, 2000 as compared with the same period in 1999.

       Interest credited on policyholder accounts increased by $7.8 million for the six months ended June 30, 2000 to $42.8 million, as compared with $35.0 million for the same period in 1999. This increase was primarily due to new business growth and an increase in overall policy crediting rates. The average rate credited to policyholders was 5.47% for the six months ended June 30, 2000, as compared with 5.36% for the same period in 1999.

       Amortization of deferred policy acquisition costs was $11.2 million for the six months ended June 30, 2000, an increase of $3.5 million from the same period in 1999. This increase was primarily due to new business growth, particularly in the five-year product discussed above, and a higher level of policy surrenders.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

       General and administrative expenses were $4.9 million for the six months ended June 30, 2000, compared with $7.2 million in the same period in 1999. This decrease was due to non-recurring legal expenses incurred during 1999. The annualized expense ratio for the six months ended June 30, 2000, which is defined as general and administrative expenses divided by the average book value of cash and investments, was 0.56% as compared with 0.78% for the same period in 1999.

       London Pacific Assurance Limited, which began its operations in the first quarter of 2000, sells a single premium term life insurance bond designed to offer a yield higher than bank deposits. The single premium investment, the Guaranteed Return Bond, offers a guaranteed yield and a guaranteed return of capital at maturity for either three or five years. The yield can be taken as either a regular payment or as capital appreciation. Through June 30, 2000, premiums totaling $12.7 million had been received, of which approximately 75% represented sales of the three-year bond. Sales have been made in the Channel Islands, the U.K. and the Isle of Man, with over 60% of the premiums from Jersey, Channel Islands investors.

       The emphasis in the second half of 2000 will be to continue to promote the Guaranteed Return Bond in the Channel Islands, the Isle of Man and the U.K. by way of targeted trade advertising and presentations.

Asset Management

       The following table sets out, for the three and six month periods ended June 30, 2000 and 1999, an analysis of the asset management segment's results of operations.

                                                                   Three Months Ended      Six Months Ended
                                                                        June 30,               June 30,
                                                                 --------------------   --------------------
                                                                    2000       1999       2000        1999
                                                                 ---------  ---------   ---------   --------
                                                                               (In thousands)


Revenues ......................................................  $   1,857  $   1,729   $  3,759    $  3,169
Operating expenses ............................................      1,738      1,463      2,993       2,835
                                                                 ---------  ---------   ---------   --------
Income before income tax expense ..............................  $     119  $     266   $    766    $    334
                                                                 ---------  ---------   ---------   --------
                                                                 ---------  ---------   ---------   --------

Second quarter of 2000 compared to second quarter of 1999

       The asset management segment primarily includes the U.S. fund management operations of Berkeley Capital Management ("BCM"). Revenues of BCM declined in the second quarter of 2000, as compared with the same period in 1999, by 6% to $1.3 million. Expenses increased by 22% to $1.7 million, primarily due to an exceptional charge related to an employee benefit plan. Profitability has been significantly impacted by lower than planned growth in the wrap fee account business, with sales for the second quarter of 2000 largely offset by redemptions. Redemptions occurred primarily in the Value Equity product area, as the flow of investment capital into entrepreneurial growth companies enhanced the performance of growth equity funds and diminished the returns of value style portfolios. Total wrap assets under management as of June 30, 2000 were approximately $890 million, compared with approximately $863 million as of March 31, 2000.

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

       Included in the revenues of the asset management segment for the second quarter of 2000 are fees from the insurance business segment of $0.7 million, compared with $0.4 million for the same period in 1999.

First six months of 2000 compared to first six months of 1999

       For the six months ended June 30, 2000, revenues of BCM increased by 6% to $2.7 million. Expenses increased by 7% to $2.9 million, primarily due to an exceptional charge related to an employee benefit plan. Profitability has been significantly impacted by lower than planned growth in the wrap fee account business, with sales for the first half of 2000 more than offset by redemptions. Redemptions occurred primarily in the Value Equity product area, as the flow of investment capital into entrepreneurial growth companies enhanced the performance of growth equity funds and diminished the returns of value style portfolios. Total wrap assets under management as of June 30, 2000 were approximately $890 million, down from $972 million as of December 31, 1999.

       Included in the revenues of the asset management segment for the first six months of 2000 are fees from the insurance business segment of $1.2 million, compared with $0.7 million for the same period in 1999.

       During the second half of 2000, BCM plans to add a new wrap product which blends its growth and value styles into a single product. The goal of adding this product is to boost BCM's assets under management and profitability in future years.

Financial Advisory Services

       The following table sets out, for the three and six month periods ended June 30, 2000 and 1999, an analysis of the financial advisory services segment's results of operations.

                                                                   Three Months Ended      Six Months Ended
                                                                        June 30,               June 30,
                                                                 --------------------   --------------------
                                                                    2000       1999        2000       1999
                                                                 ---------  ---------   ---------   --------
                                                                               (In thousands)
Revenues:
Financial advisory services fees...............................  $   5,720  $  4,982    $  11,764   $  9,963

Expenses:
Commissions....................................................      4,032     3,269        8,405      6,542
Operating expenses.............................................      2,855     1,545        5,165      3,068
                                                                 ---------  --------    ---------   --------
                                                                     6,887     4,814       13,570      9,610
                                                                 ---------  --------    ---------   --------
Income (loss) before income tax expense........................  $  (1,167) $    168    $  (1,806)  $    353
                                                                 ---------  --------    ---------   --------
                                                                 ---------  --------    ---------   --------

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Second quarter of 2000 compared to second quarter of 1999

       Financial advisory services income decreased from $0.2 million in the second quarter of 1999 to a loss of $1.2 million in the second quarter of 2000.

       Revenues of London Pacific Advisors ("LPA") (formerly SAI Financial Advisors) increased by $0.7 million to $5.7 million in the second quarter of 2000. Asset management and consulting fees and broker-dealer revenues increased due to the company's continued expansion of its network of financial advisors and assets under management, consulting, servicing or administration. These assets grew to $1.8 billion at the end of the second quarter of 2000 from $1.4 billion at the end of the second quarter of 1999, after excluding $263 million in assets administered by Select Benefit Consultants, Inc., which was sold on December 31, 1999. There was a corresponding increase in commission expense of $0.8 million to $4.0 million.

       LPA's gross revenues less commissions for the second quarter of 2000 were $1.7 million, which was level with the second quarter of 1999. The rate of growth in revenues less commissions did not correspond with the rate of growth in gross revenues primarily because of the contractual decline in the percentage of fees received by LPA for administering managed portfolios on behalf of another company. During the second quarter of 1999, LPA received 65% of the revenue stream on that contract and during the second quarter of 2000, LPA received 25% of the revenue stream. These percentage decreases were contractually set in 1996 and the contract was set to expire on September 30, 1999. During the second quarter of 1999, management negotiated a new three-year contract at a rate of 25% of the revenue stream, effective from October 1, 1999. There was no corresponding decline in LPA's operating costs related to these portfolio administration services.

       Operating expenses, excluding costs of the Group's Internet based initiative, increased by 21% to $1.9 million in the second quarter of 2000 compared with the second quarter of 1999. Staff costs increased by 11% primarily due to staffing additions made throughout 1999, as the company positioned itself for expected future growth in 2000 and beyond. Excluding staff costs, operating expenses increased by 44% in the second quarter of 2000 compared with the second quarter of 1999, primarily due to increases in advertising costs.

       The contractual adjustment to the servicing fees discussed above will cut into profitability for the full year 2000. However, the company is focusing more of its marketing efforts on large institutional clients with the goal of adding sizeable revenue blocks at higher margins.

       In late 1999, the Group decided to make the LPA business the foundation for an Internet based initiative that can then be migrated to several other vertical markets in which the Group has expertise. The costs for this initiative included in the income statement for the second quarter of 2000 were $1.0 million, and it is expected that further development costs will increase total expenses in the financial advisory services segment throughout 2000.

First six months of 2000 compared to first six months of 1999

       Financial advisory services income decreased from $0.4 million in the first half of 1999 to a loss of $1.8 million in the first half of 2000.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

       Revenues of LPA increased by $1.8 million to $11.8 million in the six months ended June 30, 2000. Asset management and consulting fees and broker-dealer revenues increased due to the company's continued expansion of its network of financial advisors and assets under management, consulting, servicing or administration. These assets grew to $1.8 billion as of June 30, 2000 from $1.4 billion as of June 30, 1999, after excluding $263 million in assets administered by Select Benefit Consultants, Inc., which was sold on December 31, 1999. There was a corresponding increase in commission expense of $1.9 million to $8.4 million.

     LPA's gross revenues less commissions for the six months ended June 30, 2000 were $3.4 million, which was level with the same period in 1999. The rate of growth in revenues less commissions did not correspond with the rate of growth in gross revenues primarily because of the contractual decline in the percentage of fees received by LPA for administering managed portfolios on behalf of another company, as described in the previous section relating to the second quarter of 2000.

       Operating expenses, excluding costs of the Group's Internet based initiative, increased by 21% to $3.7 million in the six months ended June 30, 2000 as compared with the same period in 1999. Staff costs increased by 13% primarily due to staffing additions made throughout 1999, as the company positioned itself for expected future growth in 2000 and beyond. Excluding staff costs, operating expenses increased by 38% in the six months ended June 30, 2000 compared with the same period in 1999, primarily due to increases in advertising costs.

       The costs of the Group's Internet based initiative included in the income statement for the six months ended June 30, 2000 were $1.5 million.

Venture Capital Management

       The following table sets out, for the three and six month periods ended June 30, 2000 and 1999, an analysis of the venture capital management segment's results of operations.

                                                                   Three Months Ended      Six Months Ended
                                                                        June 30,               June 30,
                                                                 --------------------   --------------------
                                                                    2000       1999        2000       1999
                                                                 ---------  ---------   ---------   --------
                                                                               (In thousands)

Revenues:
Management fees................................................  $   1,864  $   1,541   $  5,670    $  4,686
Investment income..............................................        127        232        272         605
Realized investment gains (losses).............................      8,556     (6,407)     8,640      (6,407)
Unrealized investment gains (losses)...........................     57,283     16,138     20,463      16,138
                                                                 ---------  ---------   --------    --------
Total revenues and investment gains (losses)...................     67,830     11,504     35,045      15,022
Operating expenses.............................................      3,616      5,397      5,473       7,761
                                                                 ---------  ---------   --------    --------
Income before income tax expense...............................  $  64,214  $   6,107   $ 29,572    $  7,261
                                                                 ---------  ---------   --------    --------
                                                                 ---------  ---------   --------    --------

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Second quarter of 2000 compared to second quarter of 1999

       Income before taxes from the venture capital management segment increased from $6.1 million in the second quarter of 1999 to $64.2 million in the second quarter of 2000. This increase was attributable to the movement in net unrealized investment gains for the quarter on the listed equity securities held in the trading account. These positions in listed equity securities are a result of private equity transactions in technology companies.

       The movement in net unrealized investment gains in the listed equity portfolio from March 31, 2000 to June 30, 2000 was $57.3 million. Total unrealized investment gains in this portfolio as of March 31, 2000 were $163.0 million. These unrealized investment gains increased to $220.3 million as of June 30, 2000. Declines in market values totaling $50.1 million on the four investments held as of March 31, 2000 were more than offset by unrealized gains of $107.4 million on three investments that went public, or were acquired, during the second quarter of 2000.

       Significant fluctuations in net unrealized gains in the listed equity trading account are likely in future quarters, reflecting equity market volatility, especially in the technology sector. The potential impact of losses relating to the old private debt portfolio has declined over the past twelve months due to the increase in the Group's net assets, as well as due to writedowns taken against this portfolio at the end of 1999 and in the second quarter of 2000, and sales or redemptions in the latter part of 1999 and the first half of 2000.

First six months of 2000 compared to first six months of 1999

     Income before taxes from the venture capital management segment increased from $7.3 million in the six months ended June 30, 1999 to $29.6 million in the six months ended June 30, 2000. This increase was attributable to the movement in net unrealized investment gains for the first six months of 2000 on the listed equity securities held in the trading account.

     The movement in net unrealized investment gains in the listed equity portfolio from December 31, 1999 to June 30, 2000 was $20.5 million. Total unrealized investment gains in this portfolio as of December 31, 1999 were $199.8 million. These unrealized investment gains increased to $220.3 million as of June 30, 2000. Declines in market values totaling $124.5 million on the three investments held as of December 31, 1999 were more than offset by unrealized gains of $145.0 million on four investments that went public, or were acquired, during the first six months of 2000.

Corporate and Other

Second quarter of 2000 compared to second quarter of 1999

       Corporate expenses increased by $0.4 million to $1.1 million for the second quarter of 2000, primarily due to the costs of raising the public profile of the Group, including the hiring of a public relations firm, the costs of SEC reporting, and increased registrar fees.

       Interest income earned by the Group (excluding the life insurance and annuity business) decreased by $0.4 million to $0.4 million in the second quarter of 2000 as compared with the second quarter of 1999,

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

primarily due to the decrease in cash and cash equivalents held by the Group. Group cash was used during the period between June 30, 1999 and June 30, 2000 primarily to pay dividends and for investment purchases.

First six months of 2000 compared to first six months of 1999

       Corporate expenses increased by $0.6 million to $2.6 million for the first six months of 2000, primarily due to the costs of raising the public profile of the Group, including the hiring of a public relations firm, the costs of SEC reporting, and increased registrar fees.

       Interest income earned by the Group (excluding the life insurance and annuity business) decreased by $0.8 million to $0.9 million in the first six months of 2000 as compared with the first six months of 1999, primarily due to the decrease in cash and cash equivalents held by the Group. Group cash was used during the period between June 30, 1999 and June 30, 2000 primarily to pay dividends and for investment purchases.

Income Taxes

       The Group is subject to taxation on its income in all countries in which it operates based upon the taxable income arising in each country. The Group is liable for income tax in Jersey at a rate of 20%. In the United States, the Group is liable for both federal and California taxes at 34-35% and 8.84%, respectively. Capital gains on certain investments are exempt from Jersey and Guernsey taxation.

Second quarter of 2000 compared to second quarter of 1999

       The effective tax rate, as a percentage of income before income taxes for the second quarter of 1999, was 25%. The high tax rate in this period was attributable to the high percentage (76%) of income contributed by the U.S. life insurance and annuity company, which is subject to federal tax at approximately 35%. The effective tax rate, as a percentage of income before income taxes for the second quarter of 2000, was 17%. This lower effective tax rate reflects the fact that only 49% of income for the second quarter of 2000 was contributed by the U.S. life and annuity company, and that 51% of income for that period represented net capital gains from the Jersey and Guernsey operations (where capital gains are not taxed).

First six months of 2000 compared to first six months of 1999

       The effective tax rate, as a percentage of income before income taxes for the first six months of 1999, was 31%. The high tax rate in this period was attributable to the high percentage (87%) of income contributed by the U.S. life insurance and annuity company, which is subject to federal tax at approximately 35%. The effective tax rate, as a percentage of income before income taxes for the first six months of 2000, was 18%. This lower effective tax rate reflects the fact that only 50% of income for the first six months of 2000 was contributed by the U.S. life and annuity company, and that 50% of income for that period represented net capital gains from the Jersey and Guernsey operations (where capital gains are not taxed).

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Liquidity and Capital Resources

       On a consolidated basis as of June 30, 2000, cash and cash equivalents of the Group, excluding the life insurance business segment, amounted to $18.0 million. The Group, excluding the life insurance business segment, also held $134.8 million of listed equity securities which could be sold within a short period of time. The Group's management believes that the balances of cash and liquid resources, together with its $37.1 million availability on a $50.0 million bank facility, should be sufficient to satisfy the Group's anticipated financing requirements during the next twelve months.

       Shareholders' equity increased during the first six months of 2000 by $270.7 million to $823.2 million, primarily due to net income for the period of $284.3 million ($4.72 per ordinary share and ADR on a diluted basis). $49.4 million of loans to the Company's employee share option trusts have been netted against shareholders' equity as of June 30, 2000. These loans will be repaid as employees exercise their share options.

       As of June 30, 2000 and December 31, 1999, the Group had no bank borrowings, bond issues or convertible securities outstanding. However, as of these dates, $12.9 million and $11.8 million, respectively, of the Group's $50.0 million bank facility had been utilized in the form of letters of credit and guarantees in connection with certain portfolio companies.


Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The nature of the Group's businesses exposes the Group to market risk. Market risk is the risk of loss that may occur when interest rate and equity price movements adversely change the value of invested assets.

Interest Rate Risk

       The Group's life insurance and annuity business is subject to risk from interest rate fluctuations when there is a difference between the amount of interest earning assets and the amount of interest bearing liabilities that are prepaid, mature or are repriced in specific periods. London Pacific Life & Annuity Company ("LPLA") and London Pacific Assurance Limited ("LPAL") attempt to minimize their exposure to interest rate fluctuations by managing the characteristics of their assets and liabilities so that the effects of changes are reasonably likely to be offset. LPLA's and LPAL's principal asset/liability management goals are to achieve sufficient cash flows from invested assets to fund contractual obligations, while maximizing investment returns. LPLA and LPAL have not used derivative financial instruments to achieve their asset/liability management goals.

       Exposure to interest rate risk is estimated by performing sensitivity tests based on duration analysis of LPLA's investment and product portfolios. Duration is an option adjusted measure of the percentage change in the market value of the assets or liabilities in response to a given change in interest rates. For LPAL, given that policyholder liabilities are less than $13 million, interest rate risk is considered to be minimal. To demonstrate the sensitivity of LPLA's assets and liabilities, tests performed on LPLA's assets and liabilities indicated that, as of June 30, 2000, if market interest rates had suddenly increased by 100 basis points, the fair value of the investment portfolio that is subject to interest rate risk, which is approximately $1.5 billion, would have decreased by $71.5 million, compared with a decrease of $59.6 million for the calculated market

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Item 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
           (continued)

value of liabilities, which are approximately $1.4 billion. Conversely, a sudden decrease of 100 basis points would have increased the investment portfolio's fair value by $76.5 million, compared with an increase in the calculated market value of liabilities of $59.0 million. These results depend upon certain key assumptions regarding the behavior of interest sensitive cash flows. Although LPLA has attempted to ensure the assumptions used are based on the best available data, cash flows cannot be forecasted with certainty, and can deviate materially from the assumed results.

Equity Price Risk

       The Group, including LPLA and LPAL, is exposed to equity price risk on the listed equity securities held almost entirely in its trading portfolio. Changes in the level or volatility of equity prices affect the value of the listed equity securities. These changes in turn directly affect the Company's net income, because the Group's holdings of listed equity securities are marked to market, with changes in their market value recognized in the income statement for the period in which the changes occur.

       If the market price of the Group's listed equity portfolio as of June 30, 2000 and December 31, 1999, which totaled $807.2 million and $408.2 million, respectively, had abruptly increased or decreased by 50%, the market value of the listed equity portfolio would have increased or decreased by $403.6 million and $204.1 million, respectively.


                           Part II - OTHER INFORMATION


Item 1.    LEGAL PROCEEDINGS

       There are no legal proceedings pending against the Group which are likely to have a material adverse effect on the financial position or results of operations of the Company and its subsidiaries.


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On April 18, 2000, the annual meeting of the shareholders of London Pacific Group Limited was held and the matters submitted to a vote were as follows:

(1) To declare a final 1999 dividend of 18.0 cents per share gross on the ordinary shares; votes received for: 37,123,554, against: 0, withheld: 0.

(2) For the re-election of three directors; Mr. G. L. Wilcox, votes received for: 37,123,554, against: 0, withheld: 0; Mr. J. Clennett, votes received for: 37,123,554, against: 0, withheld: 0; The Viscount Trenchard, votes received for: 37,120,679, against: 2,875, withheld: 0. Directors whose term of office continued, and who were not up for re-election at this annual meeting, include Mr. A. I. Trueger, Mr. V. A. Hebert, Marquess of Tavistock and Mr. H. E. Hughes, Jr.

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
           (continued)

(3) To reappoint PricewaterhouseCoopers as auditors of the Company and to authorize the directors to fix their remuneration; votes received for:
     37,123,554, against: 0, withheld: 0.

(4)  To sanction  the  purchase of shares of the Company;  votes  received  for:
     37,123,554, against: 0, withheld: 0.

(5) To sanction the change in the Company's Articles of Association; votes received for: 37,123,554, against: 0, withheld: 0.


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

       The following exhibits are filed herewith or incorporated by reference pursuant to Rule 12b-32 under the Securities Act of 1934:


Exhibit No.    Title
-----------    -----

3.(I) Memorandum and Articles of Association of London Pacific Group Limited as amended and restated on April 18, 2000.

27        Financial Data Schedule for the six months ended June 30, 2000.


(b)    REPORTS ON FORM 8-K

       The Company filed a Form 8-K on May 8, 2000, describing an amendment to the Company's Articles of Association. The purpose of the amendment was to allow the Company's Ordinary Shares to be traded and issued in uncertificated form. No financial statements were filed with this report.

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


                                               LONDON PACIFIC GROUP LIMITED
                                               (Registrant)

Date:  August 14, 2000                         By:  /s/  Ian K. Whitehead
                                                    ----------------------
                                                         Ian K. Whitehead
                                                         Chief Financial Officer

                                                        (Principal Financial and
                                                         Accounting Officer and
                                                         Duly Authorized Officer
                                                         of the Registrant)

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                                  EXHIBIT INDEX


Exhibit No.       Title
-----------       -----

3.(I) Memorandum and Articles of Association of London Pacific Group Limited as amended and restated on April 18, 2000.

27        Financial Data Schedule for the six months ended June 30, 2000.