Form 10-Q
period 2000-09-30
LONDON PACIFIC GROUP LTD
filed 2000-11-13
CIK 891377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------


                                    FORM 10-Q

(Mark One)

 /x/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2000

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




    The number of shares outstanding of the registrant's Ordinary Shares, 5 cents par value per share, as of November 13, 2000 was 64,433,313.

                                TABLE OF CONTENTS



                                     PART I

                              FINANCIAL INFORMATION

Item 1.   Financial Statements:                                             Page

          Condensed Consolidated Balance Sheets as of September 30, 2000
          and December 31, 1999..............................................  3

          Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2000 and 1999......................  4

          Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2000 and 1999...........................  5

          Consolidated Statements of Changes in Shareholders' Equity for
          the nine months ended September 30, 2000 and 1999..................  6

          Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2000 and 1999..................  7

          Notes to Interim Consolidated Financial Statements.................  8

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................. 11

Item 3.   Quantitative and Qualitative Disclosures About Market Risk......... 22


                                     PART II

                                OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K................................... 24

Signature  .................................................................. 25

Exhibit Index   ............................................................. 26



                         Part I - FINANCIAL INFORMATION

                          Item 1. Financial Statements

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                 September 30,   December 31,
                                                                                     2000            1999
                                                                                 ------------    -----------
                                       ASSETS                                     (Unaudited)
Cash and cash equivalents....................................................... $   48,545      $   49,703
Cash held in escrow ............................................................          -           3,110

Investments, principally of life insurance subsidiaries:
    Fixed maturities:
      Available-for-sale, at fair value (amortized cost: September 30, 2000,
       $1,245,370; December 31, 1999, $1,037,085) ..............................  1,178,188         989,065
      Held-to-maturity, at amortized cost (fair value: September 30, 2000,
       $140,599; December 31, 1999, $221,167) ..................................    140,737         222,110
    Equity securities:
      Trading account, at fair value (cost: September 30, 2000, $94,006;
       December 31, 1999, $34,680) .............................................    751,003         399,844
      Available-for-sale, at fair value (cost: September 30, 2000, $220,757;
       December 31, 1999, $186,403) ............................................    212,079         182,926
    Policy loans ...............................................................     10,298          10,385
                                                                                 ----------      ----------
Total investments ..............................................................  2,292,305       1,804,330

Deferred policy acquisition costs ..............................................    169,215         144,518
Assets held in separate accounts ...............................................    198,452         125,528
Receivables ....................................................................     38,413          29,287
Due from brokers ...............................................................     53,951          27,048
Other assets ...................................................................     13,020          19,264
                                                                                 ----------      ----------
Total assets ................................................................... $2,813,901      $2,202,788
                                                                                 ----------      ----------
                                                                                 ----------      ----------
                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Life insurance policy liabilities .............................................. $1,619,866      $1,416,423
Liabilities related to separate accounts .......................................    198,301         126,703
Short-term bank loan ...........................................................     20,066               -
Accounts payable and accrued liabilities .......................................     14,446          34,912
Income taxes payable and other liabilities .....................................      5,757           5,748
Deferred income taxes ..........................................................    110,630          66,527
                                                                                 ----------      ----------
Total liabilities ..............................................................  1,969,066       1,650,313
                                                                                 ----------      ----------
Shareholders' equity:
Ordinary shares, $.05 par value per share: authorized 86,400,000 shares;
    issued and outstanding 64,433,313 shares ...................................      3,222           3,222
Additional paid-in capital .....................................................     65,624          62,307
Retained earnings ..............................................................    861,073         559,344
Employee benefit trusts, at cost (shares: September 30, 2000, 12,843,381;
    December 31, 1999, 15,331,656) .............................................    (58,105)        (54,033)
Accumulated other comprehensive income (loss) ..................................    (26,979)        (18,365)
                                                                                 ----------      ----------
Total shareholders' equity .....................................................    844,835         552,475
                                                                                 ----------      ----------
Total liabilities and shareholders' equity ..................................... $2,813,901      $2,202,788
                                                                                 ----------      ----------
                                                                                 ----------      ----------

[FN]
      See accompanying notes to Interim Consolidated Financial Statements.

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                    (In thousands, except per share amounts)

                                                                     Three Months Ended     Nine Months Ended
                                                                         September 30,         September 30,
                                                                    --------------------   -------------------
                                                                       2000        1999       2000       1999
                                                                    ---------  ---------   ---------  --------
Revenues:
Investment income...............................................    $ 29,799   $ 24,581    $ 83,131   $ 71,710
Insurance policy charges........................................       1,822      1,922       5,660      5,162
Financial advisory services, asset management and other
   fee income ..................................................       7,329      6,596      24,325     19,612
Realized investment gains (losses)..............................      87,982        968      88,170     (4,861)
Unrealized investment gains (losses) on trading securities .....     (62,359)    97,981     291,834    171,738
                                                                    --------   --------    --------   --------
                                                                      64,573    132,048     493,120    263,361
Expenses:
Interest credited on insurance policyholder accounts............      24,610     18,738      67,385     53,787
Amortization of deferred policy acquisition costs...............       4,769      5,102      16,011     12,858
Operating expenses..............................................      13,894     10,961      43,154     40,202
Goodwill amortization...........................................          58         59         173        177
Interest expense................................................         128         15         142         37
                                                                    --------   --------    --------   --------
                                                                      43,459     34,875     126,865    107,061
                                                                    --------   --------    --------   --------

Income before income tax expense................................      21,114     97,173     366,255    156,300

Income tax expense (benefit)....................................      (7,947)     7,622      52,901     25,951
                                                                    --------   --------    --------   --------

Net income......................................................    $ 29,061   $ 89,551    $313,354   $130,349
                                                                    --------   --------    --------   --------
                                                                    --------   --------    --------   --------

Interim dividend declared
(2000 and 1999: 11.0 cents per share gross;  8.8 cents per ADR).    $      -   $      -    $  4,608   $  4,408
                                                                    --------   --------    --------   --------
                                                                    --------   --------    --------   --------

Earnings per share and ADR, basic...............................      $ 0.56      $ 1.81     $ 6.21     $ 2.64
Earnings per share and ADR, diluted.............................      $ 0.47      $ 1.62     $ 5.16     $ 2.42

[FN]
      See accompanying notes to Interim Consolidated Financial Statements.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                    Nine Months Ended
                                                                                       September 30,
                                                                                 -------------------------
                                                                                    2000            1999
                                                                                 ---------       ---------
Net cash provided by operating activities....................................... $ 233,824       $  70,764

Cash flows from investing activities:
Purchases of held-to-maturity fixed maturity securities ........................    (2,328)         (4,080)
Purchases of available-for-sale fixed maturity securities ......................  (239,332)       (252,975)
Purchases of available-for-sale equity securities ..............................   (90,142)        (37,515)
Proceeds from redemption of held-to-maturity fixed maturity securities .........    37,098          33,414
Proceeds from sale of available-for-sale fixed maturity securities .............    52,416         132,342
Proceeds from sale of available-for-sale equity securities .....................     2,243          13,224
Capital expenditures ...........................................................    (1,411)           (971)
Other cash flows from investing activities .....................................    (1,374)         (1,751)
                                                                                 ---------       ---------
Net cash used in investing activities ..........................................  (242,830)       (118,312)
                                                                                 ---------       ---------
Cash flows from financing activities:
Issue of ordinary shares .......................................................         -               1
Dividends paid .................................................................   (11,625)        (11,450)
Short-term bank loan ...........................................................    20,066               -
Payment of bank overdraft ......................................................      (593)           (606)
                                                                                 ---------       ---------
Net cash provided by (used in) financing activities ............................     7,848         (12,055)
                                                                                 ---------       ---------

Net decrease in cash and cash equivalents ......................................    (1,158)        (59,603)
Cash and cash equivalents at beginning of year .................................    49,703         111,414
                                                                                 ---------       ---------
Cash and cash equivalents at end of period ..................................... $  48,545       $  51,811
                                                                                 ---------       ---------
                                                                                 ---------       ---------

[FN]
      See accompanying notes to Interim Consolidated Financial Statements.

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                                 (In thousands)

                                                                                         Accumulated
                                                                                            Other
                                        Ordinary   Additional                 Employee     Compre-        Total
                                        Shares at   Paid-in      Retained      Benefit     hensive     Shareholders'
                                        Par Value   Capital      Earnings      Trusts    Income (Loss)    Equity
                                       ----------  ----------   ----------    --------   ------------ -------------
Balance, January 1, 1999 ..........    $  3,221    $  62,199    $  318,785    $ (52,282)   $ (3,442)    $ 328,481

Issue of ordinary shares...........           1            -             -            -           -             1
Net unrealized gains (losses) on
   available-for-sale securities...           -            -             -            -     (12,754)      (12,754)
Purchase of shares by the
   employee benefit trusts.........           -            -             -       (3,345)          -        (3,345)
Exercise of employee share
   options.........................           -           54             -        1,843           -         1,897
Net realized gains on disposal
   of shares held by the
   employee benefit trusts.........           -           40             -            -           -            40
Cash dividends declared............           -            -       (11,450)           -           -       (11,450)
Net income.........................           -            -       130,349            -           -       130,349
                                       --------    ---------    ----------    ---------    --------     ---------
Balance, September 30, 1999........    $  3,222    $  62,293    $  437,684    $ (53,784)   $(16,196)    $ 433,219
                                       --------    ---------    ----------    ---------    --------     ---------
                                       --------    ---------    ----------    ---------    --------     ---------

                                                                                         Accumulated
                                                                                            Other
                                        Ordinary   Additional                 Employee     Compre-        Total
                                        Shares at   Paid-in      Retained      Benefit     hensive     Shareholders'
                                        Par Value   Capital      Earnings      Trusts    Income (Loss)    Equity
                                       ----------  ----------   ----------    --------   ------------ -------------
Balance, January 1, 2000...........    $  3,222    $  62,307    $  559,344    $ (54,033)   $(18,365)    $ 552,475

Net unrealized gains (losses) on
   available-for-sale securities...           -            -             -            -      (8,630)       (8,630)
Foreign currency translation
   adjustment......................           -            -             -            -          16            16
Purchase of shares by the
   employee benefit trusts.........           -            -             -      (12,712)          -       (12,712)
Exercise of employee share
   options, including income
   tax effect......................           -        2,508             -        8,640           -        11,148
Extension of employee
   share options...................           -        1,150             -            -           -         1,150
Net realized gains (losses) on
   disposal of shares held by the
   employee benefit trusts.........           -         (341)            -            -           -          (341)
Cash dividends declared............           -            -       (11,625)           -           -       (11,625)
Net income ........................           -            -       313,354            -           -       313,354
                                       --------    ---------    ----------    ---------    --------     ---------
Balance, September 30, 2000........     $ 3,222    $  65,624    $  861,073    $ (58,105)   $(26,979)    $ 844,835
                                       --------    ---------    ----------    ---------    --------     ---------
                                       --------    ---------    ----------    ---------    --------     ---------

 [FN]
      See accompanying notes to Interim Consolidated Financial Statements.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)

                                                                     Three Months Ended     Nine Months Ended
                                                                         September 30,         September 30,
                                                                    --------------------   -------------------
                                                                       2000        1999       2000       1999
                                                                    ---------  ---------   ---------  --------
Net income .....................................................    $ 29,061   $ 89,551    $313,354   $130,349

Other comprehensive income (loss) net of income taxes:

Foreign currency translation adjustments .......................          16          -          16          -

Unrealized gains (losses) on  available-for-sale  securities arising during the period, net of income taxes and
   deferred policy acquisition cost amortization adjustments
   of $(11,355), $11,316, $15,502 and $24,392, respectively.....       3,666     (5,829)     (8,630)   (12,754)
                                                                    --------   --------    --------   --------
Other comprehensive income (loss) ..............................       3,682     (5,829)     (8,614)   (12,754)
                                                                    --------   --------    --------   --------
Comprehensive income ...........................................    $ 32,743   $ 83,722    $304,740   $117,595
                                                                    --------   --------    --------   --------
                                                                    --------   --------    --------   --------

 [FN]
      See accompanying notes to Interim Consolidated Financial Statements.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Item 1.    NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.    Basis of Presentation

       The accompanying interim consolidated financial statements are unaudited and have been prepared by London Pacific Group Limited ("the Company") in accordance with United States generally accepted accounting principles ("U.S. GAAP"). These financial statements include the accounts of the Company, its subsidiaries, the Employee Share Option Trust and the Agent Loyalty Opportunity Trust (collectively, "the Group"). Certain information and note disclosures normally included in the Group's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the results for the interim periods presented.

       While the Group believes that the disclosures presented are adequate to make the information not misleading, these interim consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 1999 which are contained in the Company's Annual Report on Form 20-F, filed with the U.S. Securities and Exchange Commission on March 31, 2000. These audited financial statements were prepared in conformity with accounting principles generally accepted in the United Kingdom ("U.K. GAAP"). The significant impact of converting to U.S. GAAP is the reduction of shareholders' equity due to the reclassification of the cost of the shares held by the employee benefit trusts, which had been recorded as an asset in the consolidated balance sheet under U.K. GAAP, and to the recognition of unrealized losses on available-for-sale securities, net of income taxes and deferred policy acquisition cost amortization adjustments.

       The results for the three and nine month periods ended September 30, 2000 are not necessarily indicative of the results to be expected for the full fiscal year.

Note 2.    Comprehensive Income

       Comprehensive income is defined as the aggregate change in shareholders' equity, excluding changes in ownership interests. For the Group, it is the sum of net income, changes in unrealized gains or losses on available-for-sale securities, and foreign currency translation adjustments arising on the translation of the Group's Jersey, Channel Islands insurance subsidiary.

Note 3.    Earnings Per Share and Per ADR

       The Group calculates earnings per share in accordance with SFAS 128, "Earnings per Share." This statement requires the presentation of basic and diluted earnings per share.

       Basic earnings per share is calculated by dividing net income by the weighted average number of ordinary shares outstanding during the applicable period, excluding shares held by the Employee Share Option Trust and the Agent Loyalty Opportunity Trust which are regarded as treasury stock for the purposes of this calculation.

       The Group has issued employee share options, which are considered potential common stock under SFAS 128. Diluted earnings per share is calculated by dividing net income by the weighted average number of ordinary shares outstanding during the applicable period adjusted for these potentially dilutive options, which are determined based on the "Treasury Stock Method."

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

                  CALCULATION OF EARNINGS PER SHARE AND PER ADR
                      (In thousands, except share amounts)

                                                                     Three Months Ended     Nine Months Ended
                                                                         September 30,         September 30,
                                                                    --------------------   -------------------
                                                                       2000        1999       2000       1999
                                                                    ---------  ---------   ---------  --------
Net income ....................................................    $  29,061   $  89,551   $ 313,354   $ 130,349

Basic:
Weighted average number of ordinary shares outstanding,
   excluding shares held by the employee benefit trusts........   51,625,224  49,476,240  50,457,786  49,361,903
                                                                  ----------  ----------  ----------  ----------
Earnings per share and ADR, basic .............................        $0.56       $1.81       $6.21       $2.64
                                                                  ----------  ----------  ----------  ----------
                                                                  ----------  ----------  ----------  ----------
Diluted:
Weighted average number of ordinary shares outstanding,
   excluding shares held by the employee benefit trusts........   51,625,224  49,476,240  50,457,786  49,361,903

Effect of dilutive securities (employee share options) ........    9,737,286   5,971,712  10,322,344   4,491,193
                                                                  ----------  ----------  ----------  ----------
Weighted average ordinary shares used in diluted earnings
  per share calculations ......................................   61,362,510  55,447,952  60,780,130  53,853,096
                                                                  ----------  ----------  ----------  ----------
Earnings per share and ADR, diluted............................        $0.47       $1.62       $5.16       $2.42
                                                                  ----------  ----------  ----------  ----------
                                                                  ----------  ----------  ----------  ----------

Earnings per ADR are equivalent to earnings per ordinary share, following the 4 for 1 split of ADRs which was effective from the close of business on March 23, 2000.

Note 4.    Segment Information

       The Group's reportable operating segments are classified according to its principal businesses, which are: life insurance and annuities, asset management, financial advisory services and venture capital management. Intercompany transfers between reportable operating segments are accounted for at prices which are designed to be representative of unaffiliated third party transactions. During the three month periods ended September 30, 2000 and 1999, there were included in the venture capital management and asset management operating segments, management fees from the insurance business operating segment of $2.8 million and $2.1 million, respectively. During the nine month periods ended September 30, 2000 and 1999, there were included in the venture capital management and asset management operating segments, management fees from the insurance business operating segment of $7.7 million and $7.4 million, respectively. These management fees have been approved by the insurance regulatory body in the life insurance company's U.S. state of domicile.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES


Item 1.    NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           (continued)

Note 4.    Segment Information (continued)

       Revenues and income before income tax expense for the Group's reportable operating segments, based on management's internal reporting structure, are shown below:


                                                                     Three Months Ended     Nine Months Ended
                                                                         September 30,         September 30,
                                                                    --------------------   -------------------
                                                                       2000        1999       2000       1999
                                                                    ---------  ---------   ---------  --------

                                          REVENUES                                 (In thousands)
Operating segments:
Life insurance and annuities (1), (2)..........................     $ 52,911   $ 43,951    $429,959   $145,332
Asset management (1)...........................................        2,153      1,831       5,912      5,000
Financial advisory services ...................................        5,692      4,847      17,456     14,810
Venture capital management (2) ................................        3,605     80,772      38,650     95,794
                                                                    --------   --------    --------   --------
                                                                      64,361    131,401     491,977    260,936
Reconciliation of segment amounts to consolidated amounts:
Interest income ...............................................          212        647       1,143      2,425
                                                                    --------   --------    --------   --------
Consolidated revenues and investment gains ....................     $ 64,573   $132,048    $493,120   $263,361
                                                                    --------   ---------   --------   --------
                                                                    --------   ---------   --------   --------



                               INCOME BEFORE INCOME TAX EXPENSE

Operating segments:
Life insurance and annuities (1), (2)..........................     $ 21,480   $ 17,808    $339,850   $ 69,344
Asset management (1) ..........................................          803        462       1,569        796
Financial advisory services ...................................       (1,323)        59      (3,129)       412
Venture capital management (2) ................................        2,244     79,395      31,816     86,656
                                                                    --------   --------    --------   --------
                                                                      23,204     97,724     370,106    157,208
Reconciliation of segment amounts to consolidated amounts:
Interest income ...............................................          212        647       1,143      2,425
Corporate expenses ............................................       (2,116)    (1,124)     (4,679)    (3,119)
Goodwill amortization .........................................          (58)       (59)       (173)      (177)
Interest expense ..............................................         (128)       (15)       (142)       (37)
                                                                    --------   --------    --------   --------
Consolidated income before income tax expense .................     $ 21,114   $ 97,173    $366,255   $156,300
                                                                    --------   --------    --------   --------
                                                                    --------   --------    --------   --------


-------------------------------------
(1)   Intersegmental revenue in asset management segment
      from life insurance and annuities segment................     $    953   $    434    $  2,150   $  1,126
                                                                    --------   --------    --------   --------
                                                                    --------   --------    --------   --------

(2)   Intersegmental revenue in venture capital management
      segment from life insurance and annuities segment........     $  1,848   $  1,625    $  5,594   $  6,311
                                                                    --------   --------    --------   --------
                                                                    --------   --------    --------   --------

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES


Item 1.    NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
           (continued)

Note 4.    Segment Information (continued)

       The material changes in segmental assets during the first nine months of 2000 were in the venture capital management segment, where assets increased by $24.2 million to $302.1 million as of September 30, 2000, and in the life insurance and annuities segment, where assets increased by $597.3 million to $2.5 billion as of September 30, 2000. Both movements were caused primarily by the change in net unrealized gains on listed equity securities in the trading account.

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


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited interim consolidated financial statements, and the notes thereto, presented elsewhere in this report. The interim consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. This item should also be read in conjunction with the "Forward-Looking Statements and Factors That May Affect Future Results" set forth below and in the Group's other filings with the U.S. Securities and Exchange Commission ("SEC").

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

Life Insurance and Annuities

       The following table sets out, for the three and nine month periods ended September 30, 2000 and 1999, an analysis of the life insurance and annuities segment's results of operations.

                                                                     Three Months Ended     Nine Months Ended
                                                                         September 30,         September 30,
                                                                    --------------------   -------------------
                                                                       2000        1999       2000       1999
                                                                    ---------  ---------   ---------  --------
                                                                                   (In thousands)
Revenues:
Investment income..............................................      $ 26,785  $ 21,731    $ 73,971   $ 61,099
Insurance policy charges ......................................         1,822     1,922       5,660      5,162
Realized investment gains .....................................        76,291       638      67,839      1,216
Unrealized investment gains (losses) on trading securities ....       (52,424)   19,308     281,306     76,927
Other fee income ..............................................           437       352       1,183        928
                                                                     --------  --------    --------   --------
Total revenues and investment gains ..........................         52,911    43,951     429,959    145,332

Expenses:
Interest credited on insurance policyholder accounts ..........        24,610    18,738      67,385     53,787
Amortization of deferred policy acquisition costs .............         4,769     5,102      16,011     12,858
Mortality expenses ............................................            66        35        (335)      (302)
General and administrative expenses ...........................         1,986     2,268       7,048      9,645
                                                                     --------  --------    --------   --------
                                                                       31,431    26,143      90,109     75,988
                                                                     --------  --------    --------   --------

Income before income tax expense ..............................      $ 21,480  $ 17,808    $339,850   $ 69,344
                                                                     --------  --------    --------   --------
                                                                     --------  --------    --------   --------

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Third quarter of 2000 compared to third quarter of 1999

       The life insurance and annuities segment, which consists of London Pacific Life & Annuity Company ("LPLA") and London Pacific Assurance Limited ("LPAL"), contributed $21.5 million to the Group's overall income before taxes in the third quarter of 2000, an increase of $3.7 million over the same period in 1999. The sum of net realized and net unrealized investment gains for the third quarter increased by $3.9 million, general and administrative expenses decreased by $0.3 million, amortization of deferred policy acquisition costs decreased by $0.3 million, and the spread between investment income and interest credited to policyholder accounts dropped by $0.8 million. Policy charges decreased by $0.1 million and other fee income increased by $0.1 million over 1999.

       In accordance with U.S. GAAP, premiums collected on annuity and universal life contracts are not reported as revenues, but as deposits to insurance liabilities. Revenues for these products are recognized over time in the form of investment income and surrender or other charges. LPLA offers both fixed annuities, which typically have an interest rate guaranteed for one to seven years, after which the company has the discretionary ability to change the crediting rate to any rate not below a guaranteed rate, and variable annuities, which allow the contract holders the ability to direct premiums into specific investment portfolios with rates of return being based on the performance of the portfolio. LPAL began selling guaranteed bond contracts, which are similar to LPLA's fixed annuity products, in the Channel Islands and U.K. markets during the second quarter of 2000.

       Premiums for all life, annuity and guaranteed bond products were $150.3 million for the third quarter of 2000, an increase of 48% over the premiums received in the third quarter of 1999. LPAL accounted for $16.1 million of the total premium volume during the third quarter. The increase in LPLA's premiums reflects the continuing strong performance of the multi-year guaranteed rate annuity product series, Regal Accumulator, which added approximately $81.4 million in sales during the third quarter.

       Interest and dividend income on securities was $26.8 million in the third quarter of 2000 as compared with $21.7 million in 1999. This $5.1 million increase was primarily due to asset growth from new business, offset by acquisitions of capital appreciation (zero yield) securities. The carrying value of the private equity portfolio as of September 30, 2000 was $157.6 million, compared with $149.3 million as of December 31, 1999 and $47.3 million as of September 30, 1999.

       Net investment gains during the third quarter of 2000 were $23.9 million, including a $52.4 million net decline in the value of the listed equity securities held in the trading account. The market value of the trading account portfolio decreased from $551.6 million as of June 30, 2000 to $514.5 million as of September 30, 2000, including portfolio additions of $18.3 million resulting from the initial public offering of one of LPLA's private preferred stock holdings. LPAL sold a portion of one of its listed equity holdings during the quarter, which resulted in a $76.8 million realized gain based on an original cost of $3.0 million. As of September 30, 2000, LPLA's and LPAL's investment portfolios included eight former private preferred stocks that have been converted to listed common equities and two convertible bond holdings in publicly traded companies. Also as of September 30, 2000, two additional investment holdings were in the process of being acquired by publicly traded companies in exchange for their stock.

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

       Total invested assets (defined as total assets excluding deferred policy acquisition costs, other assets and income tax related accounts) increased to $2.3 billion as of September 30, 2000, compared with $1.7 billion as of December 31, 1999 and $1.5 billion as of September 30, 1999. On total average invested assets for the third quarter of 2000, the average annualized net return, including both realized and unrealized investment gains and losses, was 8.88%, as compared with 11.32% for the same period in 1999.

       Policy surrender and other policy charge income decreased by $0.1 million in the third quarter of 2000 to $1.8 million, as compared with $1.9 million for the same period in 1999. Full policy surrenders totaled $37.9 million in the third quarter of 2000, a $11.3 million increase over the same period in 1999. These increased surrenders occurred in older blocks of business that were in the later stages of their surrender penalty periods. Internal policy conversions accounted for $12.0 million of the full surrenders in the third quarter of 2000, compared with $8.1 million in same period in 1999.

       Interest credited on policyholder accounts increased by $5.9 million in the third quarter of 2000 to $24.6 million, as compared with $18.7 million for the same period in 1999. This increase was primarily due to new business growth and an increase in overall policy crediting rates. The average rate credited to policyholders was 5.89% in the third quarter of 2000, as compared with 5.50% for the same period in 1999.

       Amortization of deferred policy acquisition costs was $4.8 million in the third quarter of 2000, a decrease of $0.3 million from the same period in 1999. This decrease was primarily due to the timing of actuarial true-up adjustments in 1999, offset by the impact of increased surrender activity in 2000.

       General and administrative expenses were $2.0 million in the third quarter of 2000, compared with $2.3 million in the same period in 1999. This $0.3 million decrease was due to lower professional fees and the receipt of guaranty assessment refunds in the third quarter of 2000, offset by higher employee compensation costs. The annualized expense ratio for the third quarter of 2000, which is defined as general and administrative expenses divided by the average book value of total cash and investments, was 0.31% as compared with 0.35% for the same period in 1999.

First nine months of 2000 compared to first nine months of 1999

       For the first nine months of 2000, the life insurance and annuities segment contributed $339.9 million to the Group's overall income before taxes, an increase of $270.5 million over the same period in 1999. The sum of net realized and net unrealized investment gains for the first nine months of 2000 increased by $271.0 million, general and administrative expenses decreased by $2.6 million, and amortization of deferred policy acquisition costs increased by $3.2 million. Policy charges and other fee income increased by $0.8 million, while the spread between investment income and interest credited to policyholder accounts decreased by $0.7 million to $6.6 million.

       Premiums for all life, annuity and guaranteed bond products were $412.2 million for the first nine months of 2000, an increase of 85% over the premiums received in the same period in 1999. LPAL accounted for $28.8 million of the total premium volume during the first nine months of 2000. The increase in LPLA's premiums reflects the continuing strong performance of the multi-year guaranteed rate annuity product series, Regal Accumulator, which added approximately $223.1 million in sales during the first nine months of 2000, as compared with $96.9 million in sales for the same period in 1999.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

       Interest and dividend income on investments was $74.0 million for the first nine months of 2000 as compared with $61.1 million in 1999. This $12.9 million increase was primarily due to asset growth from new business.

       Net investment gains were $349.1 million, including a $281.3 million movement in net unrealized gains on the listed equity securities held in the trading account. The market value of the trading account portfolio increased from $186.5 million as of December 31, 1999 to $514.5 million as of September 30, 2000, including portfolio additions of $55.4 million resulting from the initial public offerings or acquisitions by publicly traded companies of five of LPLA's and LPAL's private preferred stock holdings. LPLA and LPAL sold portions of their positions in two listed equity holdings during the first nine months of 2000, which resulted in $109.0 million of realized gains based on an original cost of $8.7 million. These gains were partially offset by permanent impairment writedowns on four private placement debt investments.

       Total invested assets increased to $2.3 billion as of September 30, 2000, compared with $1.7 billion as of December 31, 1999. On total average invested assets for the nine months ended September 30, 2000, the average annualized net return, including both realized and unrealized capital gains and losses, was 28.55%, as compared with 13.2% for the same period in 1999.

       Policy surrender and other policy charge income increased by $0.5 million for first nine months of 2000 to $5.7 million, as compared with $5.2 million for the same period in 1999. Full policy surrenders totaled $110.1 million for the first nine months of 2000, a $46.7 million increase over the same period in 1999. These increased surrenders occurred in older blocks of business that were in the later stages of their surrender penalty periods. Internal policy conversions accounted for $34.8 million of the full surrenders for the first nine months of 2000, compared with $9.6 million in same period in 1999.

       Interest credited on policyholder accounts increased by $13.6 million for the first nine months of 2000 to $67.4 million, as compared with $53.8 million for the same period in 1999. This increase was primarily due to new business growth and an increase in overall policy crediting rates. The average rate credited to policyholders was 5.76% for the first nine months of 2000, as compared with 5.55% for the same period in 1999.

       Amortization of deferred policy acquisition costs was $16.0 million for the first nine months of 2000, an increase of $3.2 million from the same period in 1999. This increase was primarily due to new business growth, particularly in the multi-year annuity products discussed above, and a higher level of policy surrenders.

       General and administrative expenses were $7.0 million in the first nine months of 2000, compared with $9.6 million in the same period in 1999. This decrease was due to non-recurring legal expenses incurred during 1999, offset by higher employee compensation costs. The annualized expense ratio for the nine months ended September 30, 2000, which is defined as general and administrative expenses divided by the average book value of total cash and investments, was 0.44% as compared with 0.82% for the same period in 1999.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

       LPAL, which began its operations in the first quarter of 2000, sells a single premium term life insurance bond designed to offer a yield higher than bank deposits. The single premium investment, the Guaranteed Return Bond, offers a guaranteed yield and a guaranteed return of capital at maturity for either three or five years. The yield can be taken as either a regular payment or as capital appreciation. LPAL had 513 policyholders as of September 30, 2000, and premiums totaling $28.8 million had been generated through that date. Sales have been made through 49 financial intermediaries in the Channel Islands, the U.K. and the Isle of Man, with over 55% of the premiums received from Jersey, Channel Islands investors.

Asset Management

       The following table sets out, for the three and nine month periods ended September 30, 2000 and 1999, an analysis of the asset management segment's results of operations.

                                                                     Three Months Ended     Nine Months Ended
                                                                         September 30,         September 30,
                                                                    --------------------   -------------------
                                                                       2000        1999       2000       1999
                                                                    ---------  ---------   ---------  --------
                                                                                   (In thousands)
Revenues ......................................................      $  2,153  $  1,831    $  5,912   $  5,000
Operating expenses ............................................         1,350     1,369       4,343      4,204
                                                                     --------  --------    --------   --------
Income before income tax expense ..............................      $    803  $    462    $  1,569   $    796
                                                                     --------  --------    --------   --------
                                                                     --------  --------    --------   --------

Third quarter of 2000 compared to third quarter of 1999

       The asset management segment primarily includes the U.S. fund management operations of Berkeley Capital Management ("BCM"). Revenues of BCM declined in the third quarter of 2000, as compared with the same period in 1999, by 9% to $1.3 million. Expenses remained level at $1.3 million. Profitability has been impacted by lower than expected growth in the wrap fee account business, with sales for the first nine months of 2000 more than offset by redemptions. Redemptions occurred primarily in the Value Equity product area, while sales were greater for the Growth Equity product, a trend consistent with the industry. Total average wrap assets under management for the third quarter of 2000 were approximately $915 million, compared with approximately $936 million for the third quarter of 1999.

       Included in the revenues of the asset management segment for the third quarter of 2000 are portfolio management fees from the insurance business segment of $1.0 million, compared with $0.4 million for the same period in 1999. These increased fees were primarily attributable to the larger portfolio of listed equity securities held by the life insurance operation which is managed by the Group's asset management subsidiary in Jersey.

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

First nine months of 2000 compared to first nine months of 1999

       For the first nine months of 2000, revenues of BCM remained level at $4.1 million as compared with the same period in 1999. Expenses increased by 5% to $4.3 million primarily due to an exceptional charge related to an employee benefit plan. Profitability has been impacted by lower than planned growth in the wrap fee account business, with sales for the first nine months of 2000 more than offset by redemptions. Redemptions occurred primarily in the Value Equity product area, while sales were greater for the Growth Equity product, a trend consistent with the industry. Total wrap assets under management as of September 30, 2000 were approximately $940 million; these were up from $916 million as of September 30, 1999, but down from $972 million as of December 31, 1999.

       Included in the revenues of the asset management segment for the first nine months of 2000 are portfolio management fees from the insurance business segment of $2.2 million, compared with $1.1 million for the same period in 1999. These increased fees were primarily attributable to the larger portfolio of listed equity securities held by the life insurance operation which is managed by the Group's asset management subsidiary in Jersey.

       At the beginning of 2001, BCM plans to add a new wrap product which blends its growth and value styles into a single equity product. The goal of adding this product is to boost BCM's assets under management and profitability in future years.

Financial Advisory Services

       The following table sets out, for the three and nine month periods ended September 30, 2000 and 1999, an analysis of the financial advisory services segment's results of operations.


                                                                     Three Months Ended     Nine Months Ended
                                                                         September 30,         September 30,
                                                                    --------------------   -------------------
                                                                       2000        1999       2000       1999
                                                                    ---------  ---------   ---------  --------
                                                                                   (In thousands)
Revenues:
Financial advisory services fees...............................      $  5,692  $  4,847    $ 17,456   $ 14,810

Expenses:
Commissions....................................................         4,174     3,276      12,579      9,818
Operating expenses.............................................         2,841     1,512       8,006      4,580
                                                                     --------  --------    --------   --------
                                                                        7,015     4,788      20,585     14,398
                                                                     --------  --------    --------   --------
Income (loss) before income taxes .............................      $ (1,323) $     59    $ (3,129)  $    412
                                                                     --------  --------    --------   --------
                                                                     --------  --------    --------   --------


                LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Third quarter of 2000 compared to third quarter of 1999

       Financial advisory services income decreased from $0.06 million in the third quarter of 1999 to a pre-tax loss of $1.3 million in the third quarter of 2000.

       Revenues of London Pacific Advisors ("LPA") (formerly SAI Financial Advisors) increased by $0.8 million to $5.7 million in the third quarter of 2000. Asset management and consulting fees increased due to the company's continued expansion of its network of financial advisors and assets under management, consulting, servicing or administration. These assets grew to $1.9 billion at the end of the third quarter of 2000 from $1.3 billion at the end of the third quarter of 1999, after excluding $250 million in assets administered by Select Benefit Consultants, Inc., which was sold on December 31, 1999. There was a corresponding increase in commission expense of $0.9 million to $4.2 million.

       LPA's gross revenues less commissions for the third quarter of 2000 were $1.5 million, compared with $1.6 million for the third quarter of 1999. The rate of growth in revenues less commissions did not correspond with the rate of growth in gross revenues primarily because of the contractual decline in the percentage of fees received by LPA for administering managed portfolios on behalf of another company. The contract was renewed during the third quarter of 1999 on less favorable terms. There was no corresponding decline in LPA's operating costs related to these portfolio administration services.

       Operating expenses, excluding costs of the Group's Internet based initiative, increased by 39% to $2.1 million in the third quarter of 2000 compared with the third quarter of 1999. Staff costs increased by 37% primarily due to staffing additions made throughout 1999 and 2000, as the company positioned itself for expected growth and the launch of its new Internet based initiative, in 2000. Excluding staff costs, operating expenses increased by 43% in the third quarter of 2000 compared with the third quarter of 1999, primarily due to the cost of new data processing systems.

       The contractual adjustment to the servicing fees discussed above will cut into profitability for the full year 2000. However, the company is focusing more of its marketing efforts on large institutional clients with the goal of adding sizeable revenue blocks at higher margins.

       In late 1999, the Group decided to make the LPA business the foundation for an Internet based initiative that can then be migrated to several other vertical markets in which the Group has expertise. The costs for this initiative included in the income statement for the third quarter of 2000 were $0.7 million, and it is expected that further development costs will be incurred in the fourth quarter of 2000 as the new initiative is completed and rolled out.

First nine months of 2000 compared to first nine months of 1999

       Financial advisory services income decreased from $0.4 million in the first nine months of 1999 to a pre-tax loss of $3.1 million in the first nine months of 2000.

                LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

       Revenues of LPA increased by $2.6 million to $17.5 million in the first nine months of 2000. Asset management and consulting fees and broker-dealer revenues increased due to the company's continued expansion of its network of financial advisors and assets under management, consulting, servicing or administration. These assets grew to $1.9 billion as of September 30, 2000 from $1.3 billion as of September 30, 1999, after excluding $250 million in assets administered by Select Benefit Consultants, Inc., which was sold on December 31, 1999. There was a corresponding $2.8 million increase in commission expense to $12.6 million.

       LPA's gross revenues less commissions for the first nine months of 2000 were $4.9 million, compared to $5.0 million for the same period in 1999. The rate of growth in revenues less commissions did not correspond with the rate of growth in gross revenues primarily because of the contractual decline in the percentage of fees received by LPA for administering managed portfolios on behalf of another company, as described in the previous section relating to the third quarter of 2000.

       Operating expenses, excluding costs of the Group's Internet based initiative, increased by 28% to $5.8 million in the first nine months of 2000 as compared with the same period in 1999. Staff costs increased by 20% primarily due to staffing additions made throughout 1999 and 2000, as the company positioned itself for expected growth and the launch of its new Internet based initiative, in 2000. Excluding staff costs, operating expenses increased by 43% in the first nine months of 2000 compared with the same period in 1999, primarily due to increases in advertising costs and new operating systems.

       The costs of the Group's Internet based initiative included in the income statement for the first nine months of 2000 were $2.2 million.

Venture Capital Management

       The following table sets out, for the three and nine month periods ended September 30, 2000 and 1999, an analysis of the venture capital management segment's results of operations.

                                                                     Three Months Ended     Nine Months Ended
                                                                         September 30,         September 30,
                                                                    --------------------   -------------------
                                                                       2000        1999       2000       1999
                                                                    ---------  ---------   ---------  --------
                                                                                   (In thousands)
Revenues:
Management fees................................................      $  1,848  $  1,625    $  7,518   $  6,311
Investment income..............................................             1       144         273        749
Realized investment gains (losses).............................        11,691       330      20,331     (6,077)
Unrealized investment gains (losses)...........................        (9,935)   78,673      10,528     94,811
                                                                     --------  --------    --------   --------
Total revenues and investment gains ...........................         3,605    80,772      38,650     95,794
Operating expenses.............................................         1,361     1,377       6,834      9,138
                                                                     --------  --------    --------   --------
Income before income tax expense...............................      $  2,244  $ 79,395    $ 31,816   $ 86,656
                                                                     --------  --------    --------   --------
                                                                     --------  --------    --------   --------

                LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Third quarter of 2000 compared to third quarter of 1999

       Income before taxes from the venture capital management segment decreased from $79.4 million in the third quarter of 1999 to $2.2 million in the third quarter of 2000. Contributing to income in the third quarter of 1999 was $78.7 million of unrealized gains on the listed equity securities held in the trading account which was not repeated in the third quarter of 2000. The positions in listed equity securities resulted from private equity transactions in technology companies. There was a downward trend in the market for technology stocks towards the end of the third quarter.

       The movement in net unrealized investment gains in the listed equity trading portfolio during the third quarter of 2000 was a loss of $9.9 million. The market value of the trading account portfolio decreased from $251.9 million as of June 30, 2000 to $236.5 million as of September 30, 2000. There were partial sales of four listed equity holdings during the period, which resulted in realized gains of $11.7 million based on an original cost of $2.9 million.

       Significant fluctuations in net unrealized gains in the listed equity trading account are likely in future quarters, reflecting equity market volatility, especially in the technology sector. The potential impact of losses relating to the old private debt portfolio has declined over the past twelve months due to the increase in the Group's net assets, as well as due to writedowns taken against this portfolio at the end of 1999 and in the second quarter of 2000, and sales or redemptions in the latter part of 1999 and the first six months of 2000.

First nine months of 2000 compared to first nine months of 1999

       Income before taxes from the venture capital management segment decreased from $86.7 million in the first nine months of 1999 to $31.8 million in the first nine months of 2000. Contributing to income in the first nine months of 1999 was $94.8 million of unrealized gains on the listed equity securities held in the trading account which was not repeated at the same level in the first nine months of 2000.

       The movement in net unrealized investment gains in the listed equity trading portfolio during the first nine months of 2000 was $10.5 million. The market value of the trading account portfolio increased from $213.3 million as of December 31, 1999 to $236.5 million as of September 30, 2000, including portfolio additions of $15.6 million resulting from the initial public offerings or acquisitions by publicly traded companies of five private preferred stock holdings. There were partial sales of four listed equity holdings during the period, which resulted in realized gains of $11.7 million based on an original cost of $2.9 million. Additional gains of $8.6 million resulted from adjustments related to private placement debt investments which offset writedowns taken by the life insurance segment on such investments.

Corporate and Other

Third quarter of 2000 compared to third quarter of 1999

       Corporate expenses increased by $1.0 million to $2.1 million in the third quarter of 2000 as compared with the third quarter of 1999, primarily due to the extension of employee share option grants which were due to expire. Under U.S. GAAP, the difference between the exercise price and the fair market value on the date of extension is considered compensation expense in the current period, as no compensation expense was recorded at the original grant dates when the options were granted with an exercise price equal to the fair market value of the underlying shares.

                LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

       Interest income earned by the Group (excluding the life insurance and annuity business) decreased by $0.4 million to $0.2 million in the third quarter of 2000 as compared with the third quarter of 1999, primarily due to the decrease in cash and cash equivalents held by the Group. Group cash was used during the period between September 30, 1999 and September 30, 2000 primarily to pay dividends and for investment purchases.

First nine months of 2000 compared to first nine months of 1999

       Corporate expenses increased by $1.6 million to $4.7 million in the first nine months of 2000, as compared with the same period in 1999, primarily due to the employee share option extensions discussed in the previous section, the costs of raising the public profile of the Group, including the hiring of a public relations firm, the costs of SEC reporting, and increased registrar fees.

       Interest income earned by the Group (excluding the life insurance and annuity business) decreased by $1.3 million to $1.1 million in the first nine months of 2000 as compared with the same period in 1999, primarily due to the decrease in cash and cash equivalents held by the Group. Group cash was used during the period between September 30, 1999 and September 30, 2000 primarily to pay dividends and for investment purchases.

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

Third quarter of 2000 compared to third quarter of 1999

       The effective tax rate, as a percentage of income before income taxes for the third quarter of 1999, was 8%. This low effective tax rate reflects the fact that only 18% of income in that period was contributed by the U.S. life insurance and annuity company, which is subject to federal tax at approximately 35%. Most of the remaining income in that period represented net capital gains from the Jersey and Guernsey operations where capital gains are not taxed.

       On income before income taxes of $21.1 million for the third quarter of 2000, there was a net tax benefit of $7.9 million. A $25.6 million loss for the quarter in the U.S. life insurance and annuity company generated a $9.0 million tax benefit, while most of the offsetting income for the period represented net capital gains from the Jersey and Guernsey operations where capital gains are not taxed.

First nine months of 2000 compared to first nine months of 1999

       The effective tax rate, as a percentage of income before income taxes for the first nine months of 1999, was 17%. This low effective tax rate reflects the fact that only 44% of income in that period was contributed by the U.S. life insurance and annuity company, which is subject to federal tax at approximately

                LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

35%. Most of the remaining income in that period represented net capital gains from the Jersey and Guernsey operations where capital gains are not taxed. The effective tax rate, as a percentage of income before income taxes for the first nine months of 2000, was 14%. This lower effective tax rate was attributable to the lower percentage (40%) of income for the first nine months of 2000 contributed by the U.S. life and annuity company, with most of the remaining income in that period representing net capital gains from the Jersey and Guernsey operations.

Liquidity and Capital Resources

       On a consolidated basis as of September 30, 2000, cash and cash equivalents of the Group, excluding the life insurance business segment, amounted to $11.9 million. The Group, excluding the life insurance business segment, also held $129.6 million of listed equity securities which could be sold within a short period of time. The Group's management believes that the balances of cash and liquid resources, together with its $17.0 million availability on a $50.0 million bank facility, should be sufficient to satisfy the Group's anticipated financing requirements during the next twelve months.

       Shareholders' equity increased during the first nine months of 2000 by $292.4 million to $844.8 million, primarily due to net income for the period of $313.4 million. $58.1 million of loans to the Company's employee share option trusts have been netted against shareholders' equity as of September 30, 2000. These loans will be repaid as employees exercise their share options.

       As of September 30, 2000, the Group had $20.1 million of short-term bank borrowings, and had no bond issues or convertible securities outstanding. There were no such bank borrowings, bond issues or convertible securities outstanding as of December 31, 1999. As of September 30, 2000 and December 31, 1999, $13.0 million and $11.8 million, respectively, of the Group's $50.0 million bank facility had also been utilized in the form of letters of credit and guarantees in connection with certain portfolio companies.


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

                LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Item 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
            (continued)

       Exposure to interest rate risk is estimated by performing sensitivity tests based on duration analysis of LPLA's investment and product portfolios. Duration is an option adjusted measure of the percentage change in the market value of the assets or liabilities in response to a given change in interest rates. For LPAL, given that policyholder liabilities were only $28.6 million as of September 30, 2000, interest rate risk is considered to be minimal. To demonstrate the sensitivity of LPLA's assets and liabilities, tests performed on LPLA's assets and liabilities indicated that, as of September 30, 2000, if market interest rates had suddenly increased by 100 basis points, the fair value of the investment portfolio that is subject to interest rate risk, which was approximately $1.6 billion, would have decreased by $75.4 million, compared with a decrease of $61.6 million for the calculated market value of liabilities, which were approximately $1.5 billion. Conversely, a sudden decrease of 100 basis points would have increased the investment portfolio's fair value by $79.4 million, compared with an increase in the calculated market value of liabilities of $43.8 million. These results depend upon certain key assumptions regarding the behavior of interest sensitive cash flows. Although LPLA has attempted to ensure the assumptions used are based on the best available data, cash flows cannot be predicted with certainty, and can deviate materially from the assumed results.

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

       If the market price of the Group's listed equity portfolio as of September 30, 2000 and December 31, 1999, which totaled $754.1 million and $408.2 million, respectively, had abruptly increased or decreased by 50%, the market value of the listed equity portfolio would have increased or decreased by $377.1 million and $204.1 million, respectively.

                LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                           Part II - OTHER INFORMATION


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)      EXHIBITS

       The following exhibits are filed herewith or incorporated by reference pursuant to Rule 12b-32 under the Securities Act of 1934:

Exhibit No.       Title
---------------   -------

10.1.1 Multicurrency Term Facility Agreement dated May 2, 2000 between London Pacific Group Limited and the Governor and Company of the Bank of Scotland. This replaces the Term Loan Agreement dated October 25, 1996, filed previously as Exhibit 3.11; the First, Second, Third, Fourth and Fifth Amendment Agreements dated May 28, 1997, November 25, 1997, November 12, 1998, April 20, 1999, and June 21, 1999, respectively, filed previously as Exhibits 3.11.1, 3.11.2, 3.11.3, 3.11.4 and
                  3.11.6, respectively; and the Accession Agreement dated April 29, 1999, filed previously as Exhibit 3.11.5.

10.2.1 Executed Instrument dated May 31, 2000 among (1) Richard John Pirouet, (2) Clive Aubrey Charles Chaplin, (3) Ronald William Green and (4) Victor Aloysius Hebert, relating to The London Pacific Group 1990 Employee Share Option Trust. This is supplemental to the Settlement dated February 16, 1990 and the Executed Instruments dated March 18, 1994, September 27, 1994, March 3, 1995, August 22, 1996 and August 29, 1998 filed previously as Exhibits 3.2, 3.2.1, 3.2.2, 3.2.3, 3.2.4 and
                  3.2.5, respectively.

10.2.2 Executed Instrument dated May 31, 2000 among (1) Richard John Pirouet, (2) Clive Aubrey Charles Chaplin, (3) Ronald William Green, (4) Victor Aloysius Hebert and (5) Christopher Byrne, relating to The London Pacific Group 1990 Employee Share Option Trust. This is supplemental to the Settlement dated February 16, 1990 and the Executed Instruments dated March 18, 1994, September 27, 1994, March 3, 1995, August 22, 1996,
                  August 29, 1998 and May 31, 2000 filed previously as Exhibits 3.2, 3.2.1, 3.2.2, 3.2.3, 3.2.4, 3.2.5 and 10.2.1,
                  respectively.

27                Financial Data Schedule for the nine months ended
                  September 30, 2000.


(b)    REPORTS ON FORM 8-K

       No reports on Form 8-K were filed by the Company during the third quarter of 2000.

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


                                                   LONDON PACIFIC GROUP LIMITED
                                                   (Registrant)

Date:  November 13, 2000                           By: /s/  Ian K. Whitehead
                                                       ----------------------
                                                       Ian K. Whitehead
                                                       Chief Financial Officer

                                                      (Principal Financial and
                                                       Accounting Officer and
                                                       Duly Authorized Officer
                                                       of the Registrant)

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                                 EXHIBIT INDEX


Exhibit No.       Title
---------------   -------

10.1.1 Multicurrency Term Facility Agreement dated May 2, 2000 between London Pacific Group Limited and the Governor and Company of the Bank of Scotland. This replaces the Term Loan Agreement dated October 25, 1996, filed previously as Exhibit 3.11; the First, Second, Third, Fourth and Fifth Amendment Agreements dated May 28, 1997, November 25, 1997, November 12, 1998, April 20, 1999, and June 21, 1999, respectively, filed previously as Exhibits 3.11.1, 3.11.2, 3.11.3, 3.11.4 and
                  3.11.6, respectively; and the Accession Agreement dated April 29, 1999, filed previously as Exhibit 3.11.5.

10.2.1 Executed Instrument dated May 31, 2000 among (1) Richard John Pirouet, (2) Clive Aubrey Charles Chaplin, (3) Ronald William Green and (4) Victor Aloysius Hebert, relating to The London Pacific Group 1990 Employee Share Option Trust. This is supplemental to the Settlement dated February 16, 1990 and the Executed Instruments dated March 18, 1994, September 27, 1994, March 3, 1995, August 22, 1996 and August 29, 1998 filed previously as Exhibits 3.2, 3.2.1, 3.2.2, 3.2.3, 3.2.4 and
                  3.2.5, respectively.

10.2.2 Executed Instrument dated May 31, 2000 among (1) Richard John Pirouet, (2) Clive Aubrey Charles Chaplin, (3) Ronald William Green, (4) Victor Aloysius Hebert and (5) Christopher Byrne, relating to The London Pacific Group 1990 Employee Share Option Trust. This is supplemental to the Settlement dated February 16, 1990 and the Executed Instruments dated March 18, 1994, September 27, 1994, March 3, 1995, August 22, 1996,
                  August 29, 1998 and May 31, 2000 filed previously as Exhibits 3.2, 3.2.1, 3.2.2, 3.2.3, 3.2.4, 3.2.5 and 10.2.1,
                  respectively.

27                Financial Data Schedule for the nine months ended
                  September 30, 2000.