Form 10-K
period 2000-12-31
LONDON PACIFIC GROUP LTD
filed 2001-03-30
CIK 891377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-K
(Mark One)
    X        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

                                       OR

            TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to _______

                         Commission file number 0-21874

                          London Pacific Group Limited
             (Exact name of registrant as specified in its charter)
                             ----------------------


      Jersey, Channel Islands                                 Not applicable
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

                          Minden House, 6 Minden Place
                           St. Helier, Jersey JE2 4WQ
                                 Channel Islands
                    (Address of principal executive offices)
                                   (Zip Code)

                              011 44 (1534) 607700
              (Registrant's telephone number, including area code)


           Securities registered pursuant to Section 12(b) of the Act:
                                                        Name of each exchange on
           Title of each class                              which registered
American Depositary Shares, each representing     New York Stock Exchange, Inc.
 one Ordinary Share of $0.05 par value per share
Ordinary Shares of $0.05 par value per share      New York Stock Exchange, Inc.*

*Not for trading, but only in connection with the registration of American Depositary Shares, pursuant to the requirements of the Securities and Exchange Commission.

        Securities registered pursuant to Section 12(g) of the Act: None

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ |X|] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ |X| ]

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the Ordinary Shares on March 5, 2001 as reported on the London Stock Exchange (using an exchange rate of
GBP1.00 = $1.47) was $256,296,731. Ordinary Shares held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Ordinary Shares have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination of affiliate status is not a conclusive determination for other purposes.

    As of March 5, 2001, the registrant had outstanding 64,433,313 Ordinary Shares, $0.05 par value per share.


                       DOCUMENTS INCORPORATED BY REFERENCE

    The registrant's definitive proxy statement for its Annual General Meeting of Shareholders to be held on May 31, 2001, is incorporated by reference in Part III of this Form 10-K.


                                TABLE OF CONTENTS



                                     PART I                                 Page
Item 1.    Business .........................................................  1
Item 2.    Properties........................................................ 11
Item 3.    Legal Proceedings................................................. 12
Item 4.    Submission of Matters to a Vote of Security Holders............... 12


                                     PART II

Item 5.    Market for Registrant's Common Equity and Related
               Stockholder Matters........................................... 12
Item 6.    Selected Financial Data........................................... 16
Item 7.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................... 16
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk........ 27
Item 8.    Financial Statements and Supplementary Data....................... 29
Item 9.    Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure.......................................... 63


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant................ 63
Item 11.   Executive Compensation............................................ 63
Item 12.   Security Ownership of Certain Beneficial Owners and Management.... 63
Item 13.   Certain Relationships and Related Transactions.................... 63


                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K... 64

Financial Statement Schedules................................................ 67
Signatures ...................................................................73
Exhibit Index   ............................................................. 74


       As used herein, the terms "registrant" and "Company" refer to London Pacific Group Limited. Except as the context otherwise requires, the term "Group" refers collectively to the registrant and its subsidiaries.

Forward-Looking Statements and Factors That May Affect Future Results

       The statements contained in this Annual Report on Form 10-K ("Report") that are not historical facts, including, but not limited to, statements found in Item 1 "Business," Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A "Quantitative and Qualitative Disclosures About Market Risk," are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which the Group operates, management's current beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "goals," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Future outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. The Group undertakes no obligation to update any forward-looking statements, whether as a result of new information, future developments or otherwise.


                                     PART I

Item 1.    BUSINESS

OVERVIEW

       London Pacific Group Limited, based in Jersey, Channel Islands, is a diversified international financial services company. The Company's operating subsidiaries gather assets through their distribution networks in the U.S. and U.K. Assets under the Group's management or administration as of December 31, 2000 totaled approximately $4.9 billion.

       The Company evolved from a financial consulting business, The Berkeley Consulting Group, formed in 1977. That business focused on financial consulting services and venture capital finance for U.S. high technology companies from non-U.S. institutional financing sources. The Company (originally named Berkeley Technology Limited) was incorporated in 1985 in Jersey, Channel Islands. It obtained a listing on the London Stock Exchange in that same year and is currently trading under the symbol LPG. Since 1985, the Group has grown with the establishment of life insurance and annuity businesses in both the U.S. and Jersey, and through acquisitions in the financial advisory services and asset management areas.

       American Depositary Receipts ("ADRs") representing the Ordinary Shares of the Company began trading in the U.S. market in 1992. The Company obtained a listing on The Nasdaq Stock MarketSM in 1993 and in November 1999 migrated to the New York Stock Exchange where its ADRs are now traded under the symbol LDP. During the first quarter of 2000, the Company completed a four-for-one split of its ADRs. Effective from the close of business on March 23, 2000, each American Depositary Share ("ADS"), represented by an ADR, equals one Ordinary Share.

       In September 1996, the Group completed the acquisition of London Pacific Advisory Services, Inc. ("LPAS") (formerly Select Advisors, Inc.), a registered investment adviser, London Pacific Securities, Inc. ("LPS") (formerly Select Capital Corporation), a registered broker/dealer, and Advisors Insurance Services of Texas, an insurance agency. LPAS and LPS are collectively known as London Pacific Advisors ("LPA"). On December 31, 1998, the Group exited the trust services business by completing the sale of North American Trust Company. On December 24, 1999, the Group established its Jersey, Channel Islands insurance subsidiary.

       London Pacific Group Limited currently has offices in Jersey (Channel Islands), California and North Carolina.

BUSINESS SEGMENTS

         The Group operates in four business segments: life insurance and annuities, financial advisory services, asset management and venture capital management. The Group's principal operating subsidiaries by business segment and location, are set forth below:

           Principal Subsidiaries                     Business Segment                       Location
------------------------------------------       -------------------------          -------------------------
London Pacific Life & Annuity Company            Life insurance and annuities       Raleigh and Sacramento
London Pacific Assurance Limited                 Life insurance and annuities       Jersey, Channel Islands
London Pacific Advisors                          Financial advisory services        Sacramento
Berkeley Capital Management                      Asset management                   San Francisco
Berkeley International Limited                   Asset management                   Jersey, Channel Islands
Berkeley International Capital Corporation       Venture capital management         San Francisco
Berkeley International Capital Limited           Venture capital management         Guernsey, Channel Islands


       See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations by Business Segment" and Note 17 to the Consolidated Financial Statements in Item 8 of this Form 10-K for a summary of the Group's financial information by business segment and geographical location.

Life Insurance and Annuities

       The Group's two insurance subsidiaries, London Pacific Life & Annuity Company ("LPLA") and London Pacific Assurance Limited ("LPAL"), are primarily engaged in the development, marketing and servicing of investment oriented insurance products. Accumulation products, such as annuities and guaranteed return bonds, comprise the principal products offered by the insurance subsidiaries. In exchange for an up-front deposit, such products generally provide policyholders a tax deferred rate of investment return and certain of these products guarantee such a return for a stated period of time.

       The business of each insurance subsidiary is based upon its network of agents and financial advisors, a focused and competitive product range, efficient administration systems and utilization of the Group's investment management capabilities. The insurance subsidiaries' accumulation products are marketed primarily as investment vehicles. Single premium deferred annuities and guaranteed return bonds provide policyholders with a rate of return that is either subject to periodic adjustments or fixed for the entire contract period depending on the customer's preference. The insurance subsidiaries seek to benefit from changing demographic trends, an expected growth in demand for retirement savings products and anticipated higher consumer savings. Among the products expected to benefit from these trends are accumulation products such as those offered by the insurance subsidiaries.

London Pacific Life & Annuity Company

       LPLA is licensed in 41 U.S. states and the District of Columbia and distributes its products through approximately 3,000 contracted agents. This network of independent contractors consists of life insurance agents, financial planners, estate planners and brokers, as well as banks and other financial institutions. LPLA has recently expanded its distribution network to include select national marketing organizations. Variable annuity contracts issued by LPLA are distributed through independent broker-dealers, stockbrokers and other financial institutions.

       Products

       LPLA's accumulation products include fixed rate annuities, variable annuities, and annuities with market value adjustment provisions, all sold through independent agents and financial advisors.

       LPLA primarily sells flexible premium and single premium deferred annuity contracts. Under one type of contract, LPLA guarantees the policyholder's principal and credits the accumulated deposit with a rate of interest that is guaranteed for the initial policy year. After the initial policy year, LPLA has the discretionary ability to change the crediting rate to any crediting rate not below a guaranteed minimum rate (currently 3%). During the years ended December 31, 2000, 1999 and 1998, sales of these products accounted for $174.1 million, $136.2 million and $113.8 million, respectively, or 36%, 42% and 56%, respectively, of total premiums collected. LPLA also sells market value adjusted annuity contracts which guarantee the crediting rate for the full term of the contract. During 2000, 1999 and 1998, sales of these products accounted for $286.0 million, $149.1 million and $48.2 million, respectively, or 58%, 46% and 24%, respectively, of total premiums collected. These multi-year guaranteed rate contracts range in terms from three to seven years.

       Crediting rates are initially based on: (i) the rate of return the insurance subsidiaries can earn on invested assets acquired with the contract deposits; (ii) the costs related to marketing and administering the products; and (iii) the crediting rates offered on similar products by other companies. Subsequent adjustments to crediting rates are based on multiple factors, including the yield on the investment portfolio, contract surrender assumptions and the crediting rate history of particular groups of annuity contracts. For 2000, 1999 and 1998, the average rate credited on outstanding annuity contracts was 5.89%, 5.48% and 5.59%, respectively.

       Typically, the policyholder is permitted to withdraw all or part of the premium paid plus the accumulated interest credited to the contract (the
"Accumulation Value"), subject to the assessment of surrender charges for withdrawals in excess of specified limits. Most of LPLA's accumulation products provide for penalty free withdrawals of up to 10% of the Accumulation Value each year, subject to limitations. Withdrawals in excess of allowable penalty free amounts are assessed a surrender charge during a penalty period which generally ranges from three to ten years after the date a policy is issued. In addition to the surrender charge, the multi-year guaranteed rate contracts may also be subject to a market value adjustment charge for withdrawals in excess of specified limits. The initial surrender charge generally is 12% to 9% of the Accumulation Value and generally decreases by one percentage point annually during the penalty period. Surrender charges and market value adjustment provisions, where applicable, are designed to protect LPLA from loss on early terminations and to reduce the likelihood of policyholders terminating their contracts during periods of increasing interest rates. These practices lengthen the effective duration of policy liabilities and enable LPLA to maintain profitability on such policies.

       Single premium immediate annuities accounted for $19.1 million, $20.8 million and $11.7 million, or 4%, 6% and 6%, respectively, of total premiums collected in 2000, 1999 and 1998, respectively. These products are designed to provide a series of periodic payments for a fixed period of time or for life, according to the policyholder's choice at the time of issue. Once the payments begin, the amount, frequency and length of time for which they are payable are fixed. The implicit interest rate on outstanding single premium immediate annuity contracts averaged 4.65%, 4.71% and 4.83% for 2000, 1999 and 1998, respectively.

       Variable annuities accounted for $8.0 million, $13.1 million and $26.9 million, or 2%, 4% and 13%, respectively, of total premiums collected in 2000, 1999 and 1998, respectively. Variable annuities differ from fixed annuities in that the principal value may fluctuate depending on the performance of assets allocated pursuant to various investment options chosen by the policyholder. Variable annuities offer policyholders a fixed or variable rate of return based upon the specific investment option into which the premiums are directed.

       LPLA discontinued writing any new universal life business in 1999, although it continues to receive renewal premiums on the policies in force. Universal life insurance products accounted for $1.5 million, $2.4 million and $2.9 million, or 0.3%, 0.7% and 1.4%, respectively, of total premiums collected in 2000, 1999 and 1998, respectively. Universal life insurance products provide whole life insurance with adjustable rates of return based on current interest rates.

       Administration

       With over 42,000 policyholders, customer service is a key focus of LPLA. LPLA has implemented technologically advanced administrative processes which have helped LPLA maintain its competitive position. In conjunction with IBM in early 1991, LPLA led the industry in adopting remote imaging for more accurate, cost effective processing. Image processing allows a constant flow of communication between the home office in Raleigh, North Carolina and the administrative office in Sacramento, California. Offices on both coasts of the

U.S. make it possible for LPLA to service policyholders nationwide over an 11 hour workday. These operating efficiencies play an important role in LPLA's ability to provide a high quality of customer service and to compete effectively in the markets in which it operates.

London Pacific Assurance Limited

       LPAL, the Group's insurance subsidiary in Jersey, Channel Islands, was formed in 1999. LPAL began selling guaranteed return bonds in Jersey through financial intermediaries and also directly to the public. The sterling bonds, which have a growth or regular payment option, are suitable for individual investors, corporate entities or trusts. Sales were extended first to the U.K. in April 2000, followed by Guernsey and the Isle of Man. The bonds have three- or five-year maturities, and are attractive to investors because of their stable investment return. In the first ten months of its operations, LPAL's premium income exceeded $50 million. As of December 31, 2000, LPAL had over 800 clients.

       LPAL's early priorities have been to establish a high quality back office and to develop distribution channels. Policy applications are received in Jersey and then scanned and transmitted to LPLA's administration center in Raleigh, North Carolina. Policies are then issued the following day in Jersey. The administrative synergy between the Group's two insurance companies has enhanced the customer service in Jersey and minimized the set-up costs.

       During 2000, nearly 200 financial intermediaries signed agreements to sell LPAL's products, which gives LPAL access to approximately 6,000 independent financial advisors ("IFAs") in the U.K. and Jersey. LPAL is actively seeking to enter into similar agreements with financial intermediary networks and advisory divisions of retail banks and building societies.

       Products

       LPAL offers three guaranteed bonds: sterling bonds, U.S. dollars bonds and Euro denominated bonds. All of LPAL's guaranteed bonds are single premium assurance policies designed to meet the needs of the security conscious investor looking for a competitive guaranteed return for the duration of the investment.

       The sterling bond offers an investment period of either three or five years. Yields can either be taken as periodic payments or as a guaranteed lump sum at maturity. The former may be taken monthly, quarterly or annually.

       As LPAL is based in Jersey, it is well positioned to target, where permissable, expatriates with savings and investments held by Channel Islands financial institutions but who may be working abroad. To attract investments from this potentially lucrative market, LPAL launched a new five-year guaranteed bond denominated in U.S. dollars in October 2000. A three-year U.S. dollar bond was introduced early in 2001, along with the new Euro denominated product. LPAL now has a unique guaranteed product range.

       The U.S. dollar and Euro denominated bonds have investment periods of either three or five years, each of which returns their original capital in full plus guaranteed growth at the end of the investment period.

       From LPAL's inception through the end of 2000, premium revenue for the sterling guaranteed bond was $49.3 million and for the U.S. dollar guaranteed bond was $3.5 million. 95% of the bonds were sold through financial intermediaries. LPAL is now transacting business through over 100 financial intermediaries in the Channel Islands, U.K. and Isle of Man. During 2000, over 50% of premiums generated were through financial institutions and IFAs in Jersey.

Investment Portfolios

       The insurance subsidiaries' $2.1 billion portfolio of securities (at fair value) as of December 31, 2000 continued to be balanced, consisting primarily of investment grade corporate bonds and collateralized mortgage obligations, with no direct exposure to commercial mortgage loans. Private placement debt and preferred stock in later stage high technology companies arranged by Berkeley International Capital

Corporation represented approximately 11% of total assets of the insurance subsidiaries as of December 31, 2000. The fair value of the insurance subsidiaries' listed equity securities increased to $248.7 million as of December 31, 2000, from $186.5 million as of December 31, 1999. The overall portfolio strategy of the insurance subsidiaries is to hold equity securities for further gain after the underlying companies have completed an initial public offering, and to sell in the shorter term other listed equity securities that have been acquired via an acquisition.

       Investment activities are an integral part of the insurance subsidiaries' business. Profitability of the insurance products is significantly affected by spreads between the returns on invested assets and the rates credited to policyholders. Changes in crediting rates may not be sufficient to maintain targeted investment spreads in all economic and market environments. In addition, competition and other factors may limit the insurance subsidiaries' ability to adjust or maintain crediting rates at levels necessary to avoid compression of spreads under certain market conditions. For 2000, 1999 and 1998, the total return on average invested assets was 12.32%, 16.79% and 8.42%, respectively, and the average interest rate credited to policyholders was 5.89%, 5.62% and 5.71%, respectively.

       See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Life Insurance and Annuities" for additional information on the insurance subsidiaries' investment portfolios.

Competition

       LPLA and LPAL operate in a highly competitive environment. The insurance industry consists of a large number of companies, many of which have greater financial resources, more diversified product lines and larger staffs than those of LPLA and LPAL. An expanding number of other financial services companies also market insurance products or offer competing products. Competition is based on a number of factors, including product pricing, service provided to distributors and policyholders, and ratings.

       LPLA  currently  has an A.M.  Best Company  ("Best")  rating of B++ (Very
Good). Best ratings for the industry currently range from A++ (Superior) to F (In Liquidation). Publications by Best indicate that the B++ rating is assigned to companies that, in Best's opinion, have, on balance, very good balance sheet strength and operating performance. Those companies, in Best's opinion, have a good ability to meet their ongoing obligations to policyholders. LPAL is currently unrated.

       The Group believes its insurance subsidiaries are able to compete effectively because of: (i) their ability to quickly develop and bring to the market innovative products in response to changing customer needs, (ii) superior customer service supported by customized administrative systems, (iii) their ability to offer competitive crediting rates as a result of specialized investment management skills within the Group, and (iv) access to new distribution sources as a result of product integrity and experience in establishing and growing new relationships with independent producers.

Financial Advisory Services

London Pacific Advisors

       London Pacific Advisors ("LPA") is located in Sacramento, California. The total value of assets under LPA management, administration or consulting as of December 31, 2000 was $1.5 billion.

       LPA experienced significant change and innovation in 2000. The LPA business (which was acquired by the Group in 1996) had previously been focused on providing back office services to independent financial advisors (and small groups of advisors). In 2000, this focus was expanded considerably to include large institutional clients and to encompass a full range of web based front office and back office services, which LPA has branded myOfficeOnlineSM. LPA's business model is particularly well suited to an Internet delivery platform. These efforts have positioned the company to aggressively pursue the institutional market and to better serve independent advisors.

       As part of this change in strategy, several noteworthy actions were undertaken in 2000: (i) the company's name was changed from Select Advisors to London Pacific Advisors, and its web based technology activities were moved to London Pacific Technologies, Inc., a newly formed Group company; (ii) LPA upgraded its back office systems and staffing, and reengineered its business practices in order to meet the requirements of its institutional clients and its "real time" web front-end processing; (iii) LPA's many service offerings were web enabled; and (iv) a new marketing and sales strategy was developed and implemented.

       While the process of innovation will be a continuing one, the reaction from clients, prospects and employees to these changes at LPA has been very positive. Early indications from institutional clients and prospects suggest that myOfficeOnlineSM is a unique product offering that fills a void in the marketplace.

       Products, Services and Revenues

       LPA provides a comprehensive menu of services to financial advisors and institutions, with an emphasis on web based technologies, fee based investment products and consulting. These services range from providing investment advice to managing complex web based consulting platforms for institutional clients.

       LPA earns revenues from four principal sources: (i) asset management and consulting fees are generated under LPA contracts providing for fees calculated as a percentage of assets under management or consulting by its financial advisors and institutional clients; (ii) portfolio servicing fees are also generated under contracts providing for fees based on a percentage of assets;
(iii) commissions are received from the sale by advisors of insurance products, including annuities and life insurance; and (iv) brokerage fees are received on trading activity handled through LPA's trading desk or via business placed directly with investment companies. The latter two sources of revenues are generated by LPA's broker-dealer subsidiary, London Pacific Securities, Inc.

       Commissions paid to affiliated advisors vary broadly based on the product and the contractual relationship with the advisor. No commissions are ordinarily paid on portfolio servicing revenue.

       Asset management and consulting fees contributed 44%, 28% and 20% to net revenues (i.e., gross revenues less commissions) for the years ended December 31, 2000, 1999 and 1998, respectively. Portfolio servicing fees declined over the same period, contributing 21%, 36% and 50% to net revenues for 2000, 1999 and 1998, respectively. A substantial portion of the portfolio servicing revenue in 2000 was related to a contract with one client which is currently due to expire on September 30, 2002.

       Commissions received from the sale by advisors of insurance products contributed approximately 5%, 5% and 4% to net revenues for 2000, 1999 and 1998, respectively, while brokerage fees contributed 22%, 21% and 18% to net revenues for 2000, 1999 and 1998, respectively.

       When financial advisors affiliate with LPA, they generally transfer their clients' assets to LPA's registered investment adviser and broker-dealer. By themselves, such asset transfers may be a significant source of growth for the company. In addition, once the financial advisor joins LPA, new assets from the sale of fee based services and commission products can be invested in LPA services or processed by LPA companies. Also, LPA achieves growth from existing clients in the form of new contributions, market appreciation and reinvested income.

       A new source of growth for LPA is its focus on adding large financial institutions to its client base. In the typical scenario, LPA offers its web based consulting, administration and reporting services to the institution and to its financial advisor employees. LPA's fees for these services are tied to the assets under management in the institution's program, and LPA's fees grow along with the growth of those program assets.

       Intellectual Property

       LPA currently has one trademark registered with the U.S. Patent and Trademark Office. This trademark is for LPA's flagship asset management product, Global LeadersTM, and was registered on August 3, 1999. The registration has an initial ten year "in force" period, unless terminated earlier as provided by law. In August 2000, LPA applied for a trademark for myOfficeOnlineSM, the name given to LPA's web based services package.

Competition

       The Group's financial advisory services business continues to operate in a highly competitive industry. Competitors include other investment management firms, broker-dealers, commercial banks, trust companies, insurance companies, financial advisory firms, application software and service providers in the financial services sector, and mutual funds. Many of LPA's competitors operate across all of LPA's markets, offer a full range of products or financial services, and have greater financial capacity and other resources. The Group believes that the considerable experience and past success of its investment personnel, a focused and individualized approach to client servicing, successful investment performance, and its proprietary systems enable it to compete within the markets in which it operates.

Asset Management

       Berkeley Capital Management ("BCM") and Berkeley International Limited ("BIL") are the Group's asset management companies. While BCM offers its services to third parties and Group affiliates, BIL manages only Group assets.

Berkeley Capital Management

       BCM is a San Francisco based investment manager with over 28 years of experience and is the Group's primary asset management subsidiary. The company managed assets totaling approximately $2.6 billion as of the end of 2000, including approximately $1.5 billion in corporate bonds for the Group's insurance subsidiaries. BCM manages equity, balanced and bond accounts for institutional clients and for the wrap fee programs of major brokerage houses. Its investment approach involves strong fundamental research and is led by its senior portfolio managers, who have worked together since 1975. BCM derives revenue from the management of public equity and fixed income securities. The level of the bond and stock markets affects BCM's revenues, as BCM is generally compensated for its services with fees calculated as percentages of assets under management.

       BCM has two equity products and a fixed income product. The Growth Equity style focuses on selecting companies with strong earnings growth potential. The median market capitalization of the portfolio is greater than that of the S&P
500. The Income Equity style focuses on companies from the S&P 500 universe with high relative yields and is designed to produce superior returns with below average volatility. Both investment styles utilize bottom-up approaches and disciplined buy and sell processes. BCM's fixed income style seeks out the most attractive relative values in the marketplace. Risk levels are set in conjunction with client objectives and value is added around the benchmark by trading into those areas that BCM believes have the best relative values.

       BCM also provides investment management services to institutional clients, which include pension plans, employee benefit plans, trusts, foundations and corporations, as well as to individual clients. BCM markets these services primarily through financial consultants, plan sponsors and brokerage firms. Most new business over the past three years has come from managed account programs.

       The bond portfolios of the Group's insurance subsidiaries are managed by BCM's professional fixed income managers who have experience with a wide range of fixed income investments, such as U.S. government bonds, mortgage-backed securities, high-grade, high-yield corporate bonds, and municipal bonds.

       BCM's principal source of revenue is the management of equity assets for individuals and institutions on a nationwide basis. Revenues in this area are derived exclusively from management fees which are calculated based upon the dollar value of assets managed. Additional fees, representing less than 15% of BCM's total fees during 2000, were received from the Group's insurance subsidiaries, again based on a percentage of assets under management.

       BCM has managed account marketing agreements with over 20 firms, and assets managed under these agreements represented the majority of BCM's assets under management for unaffiliated parties. Some of these agreements have been in place for more than ten years. Either party may terminate these agreements at will, though none of these contracts has ever been terminated by the other party at any time during the past ten years. BCM's largest customers are Morgan Stanley Dean Witter and PaineWebber. During 2000, fees from each of these two customers represented more than 10% of BCM's revenues. An agreement negotiated with an affiliate, London Pacific Life & Annuity Company, also provided more than 10% of BCM's revenues during 2000.

       In 2000, BCM joined the core wrap program of Prudential Securities, one of the big five U.S. retail brokerage firms. BCM is currently discussing distribution agreements with other firms and also is actively seeking to broaden its product array with firms with which it has existing relationships. This brokerage firm "shelf-space" is becoming increasingly valuable, as the advantages of separately managed accounts for individuals with at least $100,000 of investable assets become more broadly known.

Berkeley International Limited

       Berkeley International Limited is located in Jersey, Channel Islands. Previously, BIL managed investment portfolios for third parties and Group companies. Non-affiliated assets under management have been decreasing during recent years as managed portfolios reached the end of their scheduled lives or were closed early. Currently, BIL primarily manages the listed equity securities held by the Group's insurance subsidiaries in their investment portfolios.

Competition

       There are numerous competitors offering asset management services. Within each brokerage firm managed account program, there are dozens of competitors and many more potential competitors. BCM competes based upon performance, service and marketing. Price is set by market conditions and is generally the same for all investment managers with managed account agreements with each brokerage firm. There are no dominant competitors in the managed account marketplace because brokerage firms seek to limit the total client assets with any manager and because performance records tend to vary over time. In relation to direct institutional and individual client relationships, BCM competes based on the same principal factors and price may be a secondary factor. In addition to the above, there is competition within the securities industry in obtaining and retaining the services of investment executives.

Venture Capital Management

       Berkeley International Capital Corporation ("BICC") and Berkeley International Capital Limited ("BICL") comprise the Group's venture capital management business. In recent years, the Group's venture capital subsidiaries have focused primarily on U.S. high technology companies, with investments generally ranging from $5 million to $25 million.

Berkeley International Capital Corporation

       BICC, based in San Francisco, arranges private equity placements into rapidly growing technology companies, mainly on behalf of the Group's operating companies. Placements are typically arranged in later stage technology companies, which are near beta test of their product and need to scale up their engineering, marketing and sales infrastructure. The venture capital management business earns fees and may take some principal positions within BICL.

       Over the past 21 years, BICC has arranged over $1.8 billion of placements in the private capital markets on behalf of Group companies and clients. These have included investments in America Online, Oracle Corporation, Cadence Design Systems, Inc., LSI Logic Corporation, Broderbund Software, 3COM Corporation, Integrated Device Technology, Inc., Cypress Semiconductor, Inc. and New Focus, Inc.

       During 2000, the Group's operating companies continued to follow the discipline of retaining the publicly listed securities arising out of initial public offerings, where those securities have the potential to yield substantial future gains.

       Proximity, focus, relationships, experience and responsiveness are factors in BICC's success. Many of the portfolio companies are headquartered in close proximity to BICC's offices. Most of these companies specialize in "business-to-business" Internet technologies, telecommunications (both central office and consumer premises), data communications, software, semiconductors and knowledge learning.

       The private equity technology investments arranged by BICC and currently held by the Group's operating subsidiaries are: AccessLan Communications, Inc.; Agility Communications, Inc.; Alacritech, Inc.; BeamReach Networks, Inc.; BRECIS Communications Corporation; Catena Networks, Inc.; Ceon Corporation; Fast-Chip, Inc.; I-Cube, Inc.; KnowledgeNet, Inc.; LightChip, Inc.; LongBoard, Inc.; Mahi Networks, Inc.; Mainstreet Networks, Inc.; Mayan Networks, Inc.; RedCreek Communications, Inc.; Shomiti Systems, Inc.; Telera, Inc.; Triscend Corporation; Westwave Communications, Inc.; and Xtera Communications, Inc.

Berkeley International Capital Limited

       BICL, based in Guernsey, Channel Islands, is able to take principal positions in connection with private equity transactions arranged by its sister company, BICC. These private equity positions may evolve into listed equity securities pursuant to initial public offerings or in connection with the acquisition of the private issuing company by a listed company. As of December 31, 2000, BICL held $105.4 million of such positions in listed equity securities.

Competition

       The Group's venture capital management business faces competition primarily from commercial banks, investment banks, venture capital firms and insurance companies, many of which have substantially greater financial resources than the Group. The marketplace for venture capital is highly competitive, and demand for financing is also influenced by current economic and stock market conditions. The pool of capital that is seeking opportunities to invest in later stage venture capital companies has grown rapidly in recent years. BICC has, however, continued to maintain a good flow of quality deals, and management believes that the recent shakeout in the Internet sector has improved BICC's competitive position.

REGULATION

Life Insurance and Annuities

       London Pacific Life & Annuity Company ("LPLA") is subject to regulation and supervision by the insurance regulatory agencies of the U.S. states in which it transacts business. State laws generally establish supervisory agencies with broad regulatory authority, including the power to: (i) grant and revoke business licenses, (ii) regulate and supervise trade practices and market conduct, (iii) establish guaranty associations, (iv) license agents, (v) approve policy forms, (vi) establish reserve requirements, (vii) prescribe the form and content of required financial statements and reports, (viii) determine the reasonableness and adequacy of statutory capital and surplus, (ix) regulate the type and amount of permitted investments, and (x) limit the amount of dividends that may be paid without obtaining regulatory approval.

       On the basis of statutory statements filed with state regulators annually, the National Association of Insurance Commissioners ("NAIC") calculates certain financial ratios to assist state regulators in monitoring the financial condition of insurance companies. A "usual range" of results for each ratio is used as a benchmark. Departure from the usual ranges on four or more ratios generally lead to enquiries from individual state insurance departments. In the past, variances in certain ratios resulted in enquiries from certain insurance departments to which LPLA responded. Such enquiries did not lead to any restrictions affecting LPLA's operations.

       The NAIC has developed risk based capital ("RBC") standards which establish capital requirements for insurance companies based on the ratio of the company's total adjusted capital (defined as the total of its statutory capital, surplus, asset valuation reserve and certain other adjustments) to its RBC. The standards are designed to help identify companies which are under-capitalized and require specific regulatory actions in the event an insurer's RBC ratio falls below specified levels. As of December 31, 2000, the total adjusted capital of LPLA was in excess of the minimum level of RBC that would require a regulatory response.

       The U.S. federal government does not directly regulate the insurance industry. However, federal legislation and administrative policies in several areas, including pension regulation, age and sex discrimination, financial services regulation, securities regulation and federal taxation, do affect the insurance industry. From time to time, legislation is introduced in Congress that would allow the federal government to assume some role in the regulation of the insurance industry.

       LPLA prepares financial statements on the basis of statutory accounting practices prescribed or permitted by the insurance department in North Carolina, its state of domicile. Prescribed statutory accounting practices include a variety of publications promulgated by the NAIC as well as U.S. state laws, regulations and administrative rules. In 1998, the NAIC adopted codified statutory accounting principles. The purpose of codification is to create uniformity in statutory financial reporting across U.S. states. The North Carolina Insurance Department has adopted the new statutory accounting principles, effective January 1, 2001. The Group expects the implementation of the new statutory accounting principles will not have a material adverse impact on LPLA's statutory surplus.

       LPLA is subject to guaranty fund assessment laws which exist in all U.S. states in which LPLA transacts business. As a result of operating in a state which has guaranty fund assessment laws, a solvent insurance company may be assessed for certain obligations arising from the insolvencies of other insurance companies which operated in that U.S. state. As of December 31, 2000, LPLA has accrued $1.0 million for estimated expected future assessments in its financial statements.

       London Pacific Assurance Limited ("LPAL") is regulated by the Jersey Financial Services Commission ("JFSC") and under Article 6 of the Insurance Business (Jersey) Law 1996 is permitted to conduct long-term insurance business. The JFSC sets out the conditions with which LPAL must comply and determines the reporting requirements and the frequency of reporting. These conditions include:
(i) LPAL must hold, at all times, approved assets at least equal to the long-term insurance fund plus the required minimum solvency margin, (ii) the margin of solvency must be the greater of GBP 50,000 or 2.5% of the value of the long-term business fund, (iii) at least 25% of total assets must be represented by approved assets, (iv) a maximum of 20% of the approved assets necessary to cover the long-term insurance fund and the required minimum solvency margin may be held in private equity investments, and (v) assets equal to not less than 90% of liabilities must be placed with approved independent custodians and kept unavailable from access by other creditors of LPAL. As of December 31, 2000, LPAL met all of these conditions.

       LPAL is required to submit annual audited financial statements and an audited annual filing to the JFSC in the format consistent with that required by the Insurance Directorate of HM Treasury in the United Kingdom. The annual filing submitted by LPAL must be accompanied by a Certificate from the Appointed Actuary that based on sufficiently prudent assumptions, assets are sufficient to cover all liabilities and that the annual filing contains a report from the Appointed Actuary on the matching of investments to liabilities. All sales, marketing and advertising literature used by LPAL must also be provided to the JFSC. Such literature must state that LPAL is a regulated insurer based in Jersey.

Other Business Segments

       In the U.S., the Group's investment adviser subsidiaries, London Pacific Advisory Services, Inc. and Berkeley Capital Management, are registered as investment advisers under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Because these subsidiaries have more than $25 million of assets under management, they are required to register with the U.S. Securities and Exchange Commission ("SEC"). The Advisers Act imposes detailed regulatory requirements on the activities of SEC registered investment advisers, including, but not limited to: contents of advisory contracts, recordkeeping, fee structures, performance advertising, fiduciary duty to clients, and custody of client assets. Additionally, SEC registered investment advisers are subject to state statutes regulating fraudulent activity in all U.S. states in which they conduct business.

       The Group's investment adviser subsidiaries provide investment management services to U.S. retirement plan accounts. Consequently, they are required to follow the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"), in addition to the provisions of the Advisers Act. ERISA sets forth specific rules governing the conduct of ERISA plan fiduciaries, including but not limited to: use of soft dollars, proxy voting, bonding requirements, tax considerations, performance fees, agency and principal transactions, and solicitation fees. ERISA falls under the governing authority of the SEC, the U.S. Department of Labor and the U.S. Internal Revenue Service.

       The Group's broker-dealer subsidiary, London Pacific Securities, Inc. ("LPS") (formerly Select Capital Corporation), negotiates security transactions on behalf of its clients through registered affiliates in all 50 U.S. states and clears all transactions on a fully disclosed basis through another clearing broker-dealer, which maintains the customer accounts. LPS is registered under the Exchange Act and is subject to regulation by the SEC. The Exchange Act and related rules generally regulate the conduct of business and the financial condition of registered broker-dealers. LPS is a member of the National Association of Securities Dealers, Inc. ("NASD"), a self-regulatory organization that oversees the activities of registered broker-dealers. The NASD requires compliance with its membership, registration, conduct, and marketplace rules, which govern, among other things, the registration of personnel, finance and operations, recommendations to customers, sales practices, underwriting of securities and supervisory responsibilities.

       Berkeley International Limited is registered with and subject to regulation by the Jersey Financial Services Commission under the Investment Business (Jersey) Law 1998. BIL is authorized to manage private closed-end investment funds, as defined by law.

Group

       The Group employs compliance officers responsible for managing the Group's compliance with applicable regulatory requirements. Although the scope of regulation and form of supervision to which the Group is subject, as described above, may vary from jurisdiction to jurisdiction, the applicable laws and regulations often are complex and generally grant broad discretion to supervisory authorities in adopting regulations and supervising regulated activities. The Group's continuing ability to engage in the life insurance and annuities, financial advisory services, asset management and venture capital management businesses in the jurisdictions in which it currently operates is dependent upon its compliance with the rules and regulations promulgated from time to time by the appropriate authorities in each of these jurisdictions. The burden of such regulation weighs equally upon all companies carrying on activities similar to those of the Group, and the Group does not consider such regulation to adversely affect its competitive position.

EMPLOYEES

       As of December 31, 2000, the Group had 237 employees. The breakdown by business segment was as follows: life insurance and annuities, 87; financial advisory services, 97; asset management, 24; venture capital management, 20; and corporate, 9. None of the Group's employees are covered by a collective bargaining agreement and the Group has not experienced any work stoppages.


Item 2.    PROPERTIES

       The Group operates from four offices located in Jersey (Channel Islands), San Francisco, Sacramento and Raleigh, currently consisting of approximately 57,000 square feet of space in the aggregate. All offices are leased. Approximately 26,000 square feet is leased in Jersey, Raleigh and Sacramento, under leases expiring from 2002 to 2010, pertaining to the Group's life insurance and annuities business. Approximately 15,000 square feet is leased in Sacramento, under a lease expiring in 2002, pertaining to the Group's financial advisory services segment. Under a lease expiring in 2004, approximately 12,000 square feet is leased in San

Francisco of which 50% pertains to the Group's asset management segment and 50% to the Group's venture capital management segment. Approximately 4,000 square feet is leased for corporate activities in Jersey and San Francisco, under leases expiring in 2004 and 2010. See Note 11 to the Consolidated Financial Statements in Item 8 below for further information regarding the Group's leases.


Item 3.    LEGAL PROCEEDINGS

       There are no legal proceedings pending against the Group which are likely to have a material adverse effect on the Group's financial position or results of operations.


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to the Company's shareholders during the quarter ended December 31, 2000.


                                     Part II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

       The principal trading market for the Company's Ordinary Shares is the London Stock Exchange, on which such shares have been listed since February 1985. American Depositary Shares ("ADSs"), each representing one Ordinary Share, are represented by American Depositary Receipts ("ADRs") for which The Bank of New York in New York is the Depositary. ADSs have been traded in the United States from September 1992 through August 1993 on the OTC Bulletin Board, from September 1993 through November 1999 on The Nasdaq Stock MarketSM under the symbol "LPGL," and since November 1999 on the New York Stock Exchange under the symbol "LDP." As of December 31, 2000, there were 64,433,313 Ordinary Shares outstanding. Also as of that date, there were 18,008,971 ADSs outstanding, representing 18,008,971 Ordinary Shares or 27.9% of the Company's outstanding shares. ADS holders may exercise their voting rights through the ADR Depositary.

       The Company completed a four-for-one split of its ADSs, effective from the close of business on March 23, 2000. On March 24, 2000, ADS holders received three additional ADSs for every one ADS they held on the record date of March 23, 2000. This ADS split did not affect the Company's Ordinary Shares that are listed on the London Stock Exchange.

       The following table shows, for the quarters indicated, the reported highest and lowest middle market quotations (which represent an average of bid and asked prices) for the Company's Ordinary Shares on the London Stock Exchange, based on its Daily Official List, and the high and low trade price information of the ADSs as obtained from Nasdaq and the New York Stock Exchange (as restated to reflect the four-for-one split in March 2000):



                                                                    Pounds Per               U.S. Dollars
                                                                  Ordinary Share               Per ADS
                                                               --------------------      --------------------
                                                                 High       Low            High        Low
                                                               --------   ---------      ---------  ---------

1999:
First quarter ..............................................   GBP 2.28   GBP 1.85        $ 3.84     $ 3.08
Second quarter..............................................       5.08       2.20          9.72       3.31
Third quarter...............................................       4.35       3.18          7.26       5.31
Fourth quarter..............................................       6.18       2.65         11.61       4.37

2000:
First quarter...............................................      19.38       5.15         32.50       8.00
Second quarter..............................................      13.90       6.08         24.06       8.75
Third quarter...............................................      18.33       8.00         26.37      12.00
Fourth quarter..............................................      13.93       5.53         21.00       7.37

2001:
First quarter (through March 5, 2001).......................       8.05       5.18         12.00       7.06


Holders

       As of March 5, 2001, the Company had approximately 1,954 shareholders of record and 54 ADS holders of record. Because many shares and ADSs are held by brokers and various institutions on behalf of other holders, the Company is unable to estimate the total number of beneficial holders represented by these holders of record.

Dividends

       The Company has paid dividends on its Ordinary Shares for each year in which it has been listed on the London Stock Exchange, from 1985 to date. Dividends on its Ordinary Shares are paid twice a year. An interim gross dividend on the Company's Ordinary Shares of $0.11 per share was declared by the Board of Directors in August 2000 and was paid on September 25, 2000. In February 2001, the directors recommended a final gross dividend for 2000 of $0.18 per Ordinary Share which, together with the interim dividend, made a total gross dividend for 2000 of $0.29 ($0.232 net of 20% Jersey tax) per Ordinary Share. The final dividend is subject to formal approval by shareholders at the Company's Annual General Meeting on May 31, 2001, and, if approved, will be paid on June 1, 2001.

       Holders of ADSs are entitled to receive dividends paid on the Company's Ordinary Shares through the ADR Depositary. Subject to formal approval of the dividend by shareholders, ADS holders will receive a final dividend for 2000 of $0.144 (net of 20% Jersey tax) on June 11, 2001.

       The table below shows the amounts of interim, final and total dividends together with the net dividends (after 20% Jersey tax) paid on each Ordinary Share for the last two years. Dividends per ADS also are shown, restated to reflect the four-for-one split in March 2000.

                                 U.S. Dollars Per Ordinary Share                           U.S. Dollars Per ADS
                  --------------------------------------------------------------       ----------------------------
                             Gross                             Net
                  -----------------------------    -----------------------------
                  Interim    Final     Total       Interim    Final     Total          Interim    Final     Total
                  -----------------------------    -----------------------------       ----------------------------


1999............   $0.11     $0.18     $0.29        $0.088    $0.144    $0.232          $0.088    $0.144    $0.232
2000............   $0.11     $0.18*    $0.29*       $0.088    $0.144*   $0.232*         $0.088    $0.144*   $0.232*


----------------------------
* The final dividend is subject to formal approval by shareholders at the Annual General Meeting on May 31, 2001.

       Under current practice, holders of ADSs who are residents of the United States for tax purposes receive the net dividend (the gross dividend less the associated Jersey income tax). See "Taxation - Taxation of Dividends" below.

       There are currently no exchange control restrictions in Jersey on the payment of dividends on the Ordinary Shares or on the conduct of the Group's operations. See Item 7 "Management's Discussion and Analysis of Financial
Condition and Results of Operations" and Note 7 to the Consolidated Financial Statements in Item 8 of this Form 10-K for details regarding regulatory restrictions on dividends.

TAXATION

       The following summary of certain Jersey and U.S. tax consequences regarding share ownership is based on law and published practice as of March 5, 2001, and is subject to any changes in Jersey and U.S. law or published practice or in the establishment of any double taxation convention between Jersey and the U.S. occurring after that date. The summary is not a complete analysis or listing of all the possible tax consequences and does not address the tax implications for special classes of holders, such as banks, insurance companies and dealers in securities. The summary also does not address U.S. state income tax consequences. Owners of Ordinary Shares and ADSs should consult their own tax advisors as to the tax consequences of such ownership.

       There is no double tax treaty or similar convention between the U.S. and Jersey. For the purposes of the U.S. Internal Revenue Code of 1986, as amended, it is assumed that beneficial owners of ADSs, in accordance with the terms of the Deposit Agreement, will be treated as the owners of the underlying Ordinary Shares represented by the ADSs.

Taxation of Dividends

       Dividends are declared gross in U.S. dollars. Dividends paid by the Company are treated as having suffered Jersey income tax at the standard rate (currently 20%) on the gross amount thereof.

       Charities, superannuation funds and certain assurance companies in the U.K., together with individual investors who are Commonwealth citizens or citizens of a member state of the European Community, may be entitled to a full or partial repayment of the Jersey income tax credit suffered on distributions, on submission of a claim to the Jersey Comptroller of Income Tax. Shareholders who are unsure of their tax position should consult their tax advisor.

       Generally, the net dividend paid to a holder or owner who is a U.S. citizen, a U.S. resident, a U.S. domestic corporation or a trust or estate whose income is subject to U.S. federal income taxation regardless of source (a "U.S. holder") will be included in gross income and treated as foreign source dividend income for U.S. federal income tax purposes to the extent payment is made out of the Company's current or accumulated earnings and profits as determined under U.S. federal income tax principles. Such dividends generally will not be eligible for the "dividends received" deduction permitted to be taken by U.S. corporations.

       However, special rules apply for purposes of determining the dividend income and potential foreign tax credits available to a U.S. corporation that controls 10% or more of the Company's voting stock. Any such shareholder should consult its tax advisor with respect to the U.S. tax treatment of its interest in the Company.

Taxation of Capital Gains

       Currently, there are no Jersey taxes levied on capital gains. A U.S. holder that sells or exchanges an ADR or Ordinary Share will recognize a gain or loss for U.S. federal income tax purposes, in an amount equal to the difference between the amount realized and the holder's tax basis in either the ADS represented by the ADR or the Ordinary Share. Such a gain or loss will be a capital gain or loss if the ADR or the Ordinary Share was a capital asset in the hands of the U.S. holder and will be a long-term capital gain or loss if the ADR or Ordinary Share was held for more than one year (including, in the case of an ADR, the period during which the

Ordinary Shares surrendered in exchange therefore were held). In general, the long-term capital gain of a non-corporate U.S. holder is subject to a maximum tax rate of 20%.

       Deposits and withdrawals by U.S. holders of Ordinary Shares in exchange for ADSs are not currently subject to U.S. federal income tax.

Backup Withholding Tax

       A U.S. holder may be subject to U.S. backup withholding tax at a rate of 31% with respect to dividends received or gross proceeds from the sale of ADRs or Ordinary Shares unless the holder provides a taxpayer identification number and certain certifications or otherwise establishes an exemption from backup withholding. Certain classes of persons, such as corporations, are exempt from backup withholding. Backup withholding is not an additional tax; the amount withheld may be credited against the holder's U.S. federal income tax liability, and a refund of any excess may be obtained from the U.S. Internal Revenue Service.

Estate and Gift Tax

       No death, estate, gift, inheritance or capital transfer taxes are levied in Jersey.

Stamp Duty and Stamp Duty Reserve Tax

       No U.K. stamp duty should be payable on any transfer of an Ordinary Share, or of an ADS, provided it is executed and retained outside the U.K. Therefore, a transfer of an ADS in the United States would not ordinarily give rise to a U.K. stamp duty charge.

       An instrument transferring Ordinary Shares, or an ADS, could attract U.K. stamp duty if its execution relates to anything done or to be done in the U.K., for example if it is executed in the U.K. or to be brought into the U.K. after execution. If the transfer is on a sale then the rate of stamp duty will be 0.5% of the consideration given. This charge is rounded up to the nearest GBP 5. Gifts and other transfers which are neither sales nor made in contemplation of a sale do not attract this charge. Instead they will either be exempt or attract a fixed duty of GBP 5 per transfer.

       A transfer from the Depositary to an ADS holder of the underlying Ordinary Shares may be subject to a fixed stamp duty of GBP 5 if the instrument of transfer relates to anything done or to be done in the U.K., for example if it is executed in the U.K. or is to be brought into the U.K. after execution. A transfer of Ordinary Shares from the Depositary directly to a purchaser on behalf of an ADS holder may attract stamp duty at a rate of 0.5% of the consideration (rounded up to the nearest GBP 5) if execution of the instrument of transfer relates to anything done or to be done in the U.K., for example if it is executed in the U.K. or is to be brought into the U.K. after execution.

       U.K. stamp duty reserve tax will not be payable on an agreement to transfer the Ordinary Shares or ADSs.

Item 6.    SELECTED FINANCIAL DATA

         The following is a summary of selected financial data for the Company and its subsidiaries. This data should be read in conjunction with the audited consolidated financial statements of the Company which are included in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K. ADS amounts have been restated to reflect the four-for-one split in March 2000.

                                                                              Years Ended/As of December 31,
                                                                 ------------------------------------------------------
                                                                    2000       1999       1998       1997       1996
                                                                 ---------- ---------- ---------- ---------- ----------
                                                                        (In thousands, except per share and ADS data)
Operating Results
Revenues from continuing operations, including net realized
  and change in net unrealized investment gains.............     $  189,521 $  472,566 $  150,497 $  140,712 $  137,608
Income from continuing operations before income tax
  expense...................................................         15,010    305,662     28,882     26,877     32,295
Income (loss) from discontinued operations..................              -          -      4,089        921        (65)
Income tax expense (benefit)................................        (17,447)    53,786      6,515      2,920      7,945
Net income .................................................         32,457    251,876     26,456     24,878     24,285
Earnings per share and ADS:
    Basic...................................................           0.64       5.05       0.51       0.45       0.44
    Diluted.................................................           0.53       4.54       0.49       0.43       0.42

Financial Position
Cash and investments........................................      2,127,414  1,857,143  1,482,757  1,439,034  1,473,965
Total assets................................................      2,562,988  2,194,157  1,635,024  1,606,049  1,667,752
Long-term debt..............................................         35,556          -          -          -          -
Shareholders' equity........................................        567,742    552,475    328,481    345,346    326,939
Book value per share and ADS................................           8.81       8.57       5.10       5.05       4.79

Ordinary Share and ADS Data
Ordinary Shares outstanding as of December 31...............         64,433     64,433     64,424     68,328     68,326
Weighted average shares used in:
    Basic earnings per share calculation....................         50,795     49,892     52,206     55,490     54,980
    Diluted earnings per share calculation..................         60,728     55,445     53,552     57,295     57,807
Cash dividends declared per share (gross)...................     $     0.29 $     0.29 $     0.29 $     0.29 $     0.29
Cash dividends declared per ADS.............................     $    0.232 $    0.232 $    0.232 $    0.232 $    0.232
Market price per share on December 31.......................     GBP   5.53 GBP   5.59 GBP   1.87 GBP   1.77 GBP   2.10
Market price per ADS on December 31.........................     $     7.56 $     9.00 $     3.14 $     3.00 $     3.50
Market capitalization as of December 31.....................     $  530,431 $  583,495 $  199,449 $  198,341 $  244,774


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the audited consolidated financial statements, and the notes thereto, presented in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K. The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. This item should also be read in conjunction with the "Forward-Looking Statements and Factors That May Affect Future Results" which are set forth below and in the Company's other filings with the SEC.

Forward-Looking Statements and Factors That May Affect Future Results

       This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Report contain forward-looking statements within the meaning of Section 21E of the Exchange Act. Such forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which the Group operates, management's current beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "goals," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Future outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. The Group undertakes no obligation to update any forward-looking statements, whether as a result of new information, future developments or otherwise.

       Factors that could cause or contribute to deviations from the forward-looking statements include those discussed in this section, elsewhere in this Report and in the Company's other filings with the SEC. The factors include, but are not limited to, (i) the risks described in Item 7A "Quantitative and Qualitative Disclosures About Market Risk," (ii) variations in demand for the Group's products and services, (iii) the success of new products and services provided by the Group, (iv) the credit ratings of the Group's insurance subsidiaries, (v) significant changes in net cash flows in or out of the Group's businesses, (vi) fluctuations in the performance of debt and equity markets worldwide, (vii) the enactment of adverse state, federal or foreign regulation or changes in government policy or regulation (including accounting standards) affecting the Group's operations, (viii) the effect of economic conditions and interest rates in the U.S., the U.K. or internationally, (ix) the ability of the Group's subsidiaries to compete in their respective businesses, and (x) the ability of the Group to attract and retain key personnel.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

         Income  before  tax  expense  for  the  Group's  reportable   operating
segments, based on management's internal reporting structure, is as follows:


                                                                                          Years Ended December 31,
                                                                                 -------------------------------------------
                                                                                     2000           1999           1998
                                                                                 -------------  -------------  -------------
                                                                                                (In thousands)
Income by operating segment:
Life insurance and annuities (1) (2) ........................................    $     132,671  $     147,753  $      23,833
Financial advisory services .................................................           (2,261)           166            369
Asset management (1) ........................................................            1,778          1,036            838
Venture capital management (2) ..............................................         (110,444)       158,627          3,520
                                                                                 -------------  -------------  -------------
                                                                                        21,744        307,582         28,560
Reconciliation of segment amounts to consolidated amounts:
Interest income .............................................................            1,574          2,836          4,526
Corporate expenses ..........................................................           (7,388)        (4,366)        (3,950)
Goodwill amortization .......................................................             (248)          (348)          (236)
Interest expense ............................................................             (672)           (42)           (18)
                                                                                 -------------  -------------  -------------
Consolidated income from continuing operations before
  income tax expense ........................................................    $      15,010  $     305,662  $      28,882
                                                                                 -------------  -------------  -------------
                                                                                 -------------  -------------  -------------
(1)  Intersegmental revenue in asset management segment
     from life insurance and annuities segment...............................    $       2,775  $       1,597  $       2,880
                                                                                 -------------  -------------  -------------
                                                                                 -------------  -------------  -------------
(2)  Intersegmental revenue in venture capital management
     segment from life insurance and annuities segment.......................    $       7,474  $       7,943  $       2,945
                                                                                 -------------  -------------  -------------
                                                                                 -------------  -------------  -------------


         Business segment data contained in Note 17 to the Consolidated Financial Statements should be read in conjunction with this discussion. A detailed discussion of the results for each reportable segment follows.

Life Insurance and Annuities

       Certain information regarding the life insurance and annuities segment's results of operations is as follows:

                                                                                           Years Ended December 31,
                                                                                 -------------------------------------------
                                                                                     2000           1999           1998
                                                                                 -------------  -------------  -------------
                                                                                                (In thousands)

Revenues:
Investment income............................................................    $     103,909  $      85,768  $      83,800
Insurance policy charges ....................................................            7,400          6,671          7,111
Net realized investment gains, including related amortization (1) ...........          123,661          3,986          4,944
Change in net unrealized investment gains on trading securities,
  including related amortization (1).........................................            8,269        144,861         11,184
Other fee income ............................................................            1,684          1,421          1,065
                                                                                 -------------  -------------  -------------
Total revenues and investment gains, including related
  amortization (1)...........................................................          244,923        242,707        108,104

Expenses:
Interest credited on insurance policyholder accounts                                    94,065         73,753         68,067
Amortization of deferred policy acquisition costs related to operations (1)              9,420          8,324          8,171
Mortality expenses (gains)...................................................             (340)          (167)          (153)
General and administrative expenses .........................................            9,107         13,044          8,186
                                                                                 -------------  -------------  -------------
Total expenses related to operations (1).....................................          112,252         94,954         84,271
                                                                                 -------------  -------------  -------------
Income before income tax expense ............................................    $     132,671  $     147,753  $      23,833
                                                                                 -------------  -------------  -------------
                                                                                 -------------  -------------  -------------

(1) As a result of net realized investment gains on available-for-sale securities, and the change in net unrealized investment gains on trading securities, which back the life insurance and annuities segment's investment-type products, amortization of deferred policy acquisition costs was increased by $11,735, $8,473 and $8,000 in 2000, 1999 and 1998, respectively.
For purposes of the above business segment presentation, this additional amortization is not shown in operating expenses in accordance with the Group's accounting policy used to prepare the consolidated income statement, but is netted against realized investment gains ($7,544, $4,276 and $2,926 in 2000, 1999 and 1998, respectively) and the change in net unrealized investment gains ($4,191, $4,197 and $5,074 in 2000, 1999 and 1998, respectively).


2000 compared to 1999

       In 2000, the life insurance and annuities segment, which consists of London Pacific Life & Annuity Company ("LPLA") and London Pacific Assurance Limited ("LPAL"), contributed $132.7 million to the Group's overall income before taxes, a decrease of $15.1 million from 1999. Net realized investment gains, including related amortization of deferred policy acquisition costs ("DPAC"), increased by $119.7 million, while the change in net unrealized investment gains, including related DPAC amortization, decreased by $136.6 million. Amortization of DPAC, excluding amortization related to investment gains and losses, increased by $1.1 million, the spread between investment income and interest credited to insurance policyholder accounts decreased by $2.2 million, and general and administrative expenses decreased by $3.9 million. Insurance policy charges increased by $0.7 million, other fee income increased by $0.3 million over 1999, and mortality gains increased by $0.2 million over 1999.

       In accordance with U.S. GAAP, premiums collected on annuity and universal life contracts are not reported as revenues, but rather as deposits to insurance liabilities. Revenues for these products are recognized over time in the form of investment income and surrender or other charges. LPLA offers both fixed annuities which typically have an interest rate guaranteed for one to seven years, after which the company has the discretionary ability to change the crediting rate to any rate not below a guaranteed rate, and variable annuities which allow the contract holders the ability to direct premiums into specific investment portfolios with rates of return being based on the performance of the portfolio. LPAL began selling guaranteed bond contracts, which are similar to LPLA's fixed annuity products, in the Channel Islands and the U.K. markets during the first quarter of 2000.

       Premiums received for all life, annuity and guaranteed bond products were $541.5 million during 2000, an increase of $219.9 million, or 68%, over the premiums received during 1999. LPAL generated $52.8 million of the total premium volume received during 2000. The increase in LPLA's premiums reflected the continuing strong performance of its multi-year guaranteed rate annuity product series, Regal Accumulator, which added approximately $286.0 million in sales in 2000, compared to $149.1 million in 1999. Further, sales of LPLA's traditional one-year guaranteed rate annuity products were $174.1 million in 2000, compared to $136.2 million in 1999. LPAL's sales met first year expectations and the company was successful in attracting independent financial advisors to distribute its products, despite being a start-up company in a very competitive U.K. market.

       Interest and dividend income on investments was $103.9 million in 2000, compared with $85.8 million in 1999. This $18.1 million increase was primarily due to asset growth from new business and higher reinvestment rates, offset by acquisitions of capital appreciation (zero yield) securities. The carrying value of the private equity portfolio as of December 31, 2000 was $234.2 million, compared with $145.5 million as of December 31, 1999.

       Net investment gains, including related DPAC amortization, were $131.9 million in 2000, compared to $148.8 million in 1999. Net investment gains in 2000 were comprised of realized investment gains of $131.2 million, a $12.4 million change in net unrealized gains on the listed equity securities held in the trading portfolio, and related DPAC amortization of $11.7 million. The market value of the trading portfolio increased from $186.5 million as of December 31, 1999 to $248.7 million as of December 31, 2000. Additions to the trading portfolio during 2000 of $69.8 million resulted from three investee companies that completed initial public offerings and four private equity investments that were acquired for stock by public companies. LPLA and LPAL sold certain trading positions in 2000 that resulted in net realized gains of $170.6 million based on their aggregate original cost of $20.1 million. These gains were partially offset by permanent impairment writedowns of $39.4 million on five private placement debt securities and one private equity security. As of December 31, 2000, LPLA's and LPAL's investment portfolios included ten former private preferred stocks that have been converted to listed common equities and one convertible bond holding in a publicly traded company. Also, as of December 31, 2000, one additional private equity investment was in the process of being acquired by a publicly traded company in exchange for its stock.

       Total invested assets (defined as total assets excluding DPAC, other assets and income tax related accounts) increased to $2.2 billion as of December 31, 2000, compared with $1.7 billion as of December 31, 1999. On total average invested assets for 2000, the average annualized net return, including both realized and unrealized investment gains and losses, was 12.3%, compared with 16.8% for 1999. This decrease in annualized net return resulted primarily from the decrease in net investment gains discussed above.

       Policy surrender and mortality charge income increased by $0.7 million in 2000 to $7.4 million, compared with $6.7 million in 1999. Full policy surrenders totaled $146.7 million in 2000, a $57.3 million increase over 1999. These increased surrenders occurred in older blocks of business that were in the later stages of their surrender penalty periods. Annuity surrenders may increase as the portion of the business that can be withdrawn by policyholders without incurring a surrender charge penalty grows. Internal policy conversions accounted for $47.5 million of the full surrenders in 2000, compared with $16.1 million in 1999.

       Interest credited on policyholder accounts increased by $20.3 million in 2000 to $94.1 million, compared with $73.8 million in 1999. The increase was primarily due to new business growth in the multi-year annuity products which generally have higher crediting rates than traditional annuity products but lower acquisition costs, and an increase in overall policy crediting rates. The average rate credited to policyholders was 5.9% in 2000, compared with 5.6% in 1999.

       Amortization of DPAC, excluding amortization related to investment gains and losses, was $9.4 million in 2000, an increase of $1.1 million over 1999. This increase was primarily due to new business growth, particularly with the multi-year annuity products that have shorter product lives than traditional annuity products, and the higher level of policy surrenders discussed above. Realized and unrealized investment gains were included in the gross profits used to calculate the amortization of DPAC. This inclusion of investment gains resulted in additional amortization of $11.7 million in 2000, compared with $8.5 million in 1999.

       General and administrative expenses were $9.1 million in 2000, compared with $13.0 million in 1999. This $3.9 million decrease was primarily due to non-recurring legal expenses in 1999 and the receipt of several insurance guaranty fund refunds during 2000. The annualized expense ratio in 2000, which is defined as general and administrative expenses divided by the average book value of total cash and investments, was 0.44%, compared with 0.88% in 1999.

       LPAL, which began its operations in the first quarter of 2000, sells a single premium term life insurance bond designed to offer a yield higher than bank deposits. The single premium investment, the Guaranteed Return Bond, offers a guaranteed yield and a guaranteed return of capital at maturity for either three or five years. Yields can be either taken as periodic payments or as a guaranteed lump sum at maturity. LPAL had over 800 policyholders as of December 31, 2000, and premiums totaling $52.8 million had been generated through that date. Sales have been made through 109 financial intermediaries in the Channel Islands, the U.K. and the Isle of Man, with over 52% of the premiums received from investors in, or through financial intermediaries in Jersey, Channel Islands.

1999 compared to 1998

       In 1999, the life insurance and annuities segment contributed $147.8 million to the Group's overall income before taxes, an increase of $123.9 million over the same period in 1998. Net realized investment gains, including related amortization of DPAC, decreased by $1.0 million, while the change in net unrealized investment gains, including related DPAC amortization, increased by $133.7 million. Amortization of DPAC, excluding amortization related to investment gains and losses, increased by $0.2 million, the spread between investment income and interest credited to insurance policyholder accounts decreased by $3.7 million, and general and administrative expenses increased by $4.9 million. Insurance policy charges decreased by $0.4 million, other fee income increased by $0.4 million, and mortality gains remained level.

       Premiums received for all life, annuity and guaranteed bond products were $321.6 million during 1999, an increase of $118.1 million, or 58%, over the premiums received during 1998. The increase in LPLA's premiums reflected the success of the new five-year guaranteed rate annuity product, Regal Accumulator 5, which added $149.1 million in sales during 1999, and the 50% increase in licensed agents to approximately 3,000 at the end of 1999.

       Interest and dividend income on investments was $85.8 million in 1999, compared with $83.8 million in 1998. This $2.0 million increase was primarily due to asset growth from new business, offset by an increase in capital appreciation (zero yield) securities and the higher management fees paid to an affiliate on these particular securities. The carrying value of the private equity portfolio as of December 31, 1999 was $145.5 million, compared with $81.5 million as of December 31, 1998.

       Net investment gains, including related DPAC amortization were $148.8 million in 1999, compared to net investment gains of $16.1 million in 1998. Net investment gains were comprised of realized investment gains of $8.2 million, a $149.1 million change in net unrealized gains on the listed equity securities held in the trading portfolio, and related DPAC amortization of $8.5 million. The market value of the trading portfolio increased from $27.8 million as of December 31, 1998 to $186.5 million as of December 31, 1999. Additions to the trading portfolio during 1999 of $16.0 million resulted from two investee companies that completed initial public offerings and three other equity investments that were acquired for stock by public companies. LPLA sold certain trading positions in 1999 that resulted in realized gains of $28.0 million based on their aggregate original cost of $6.4 million. An additional gain of $6.3 million was realized on a private equity investment that was purchased for cash. Realized losses totaled $26.1 million, primarily due to permanent impairment writedowns on private debt and equity securities. As of December 31, 1999, LPLA's investment portfolio included four former private preferred stocks that had been converted to listed common equities and two convertible bond holdings in publicly traded companies.

       Total invested assets increased to $1.7 billion as of December 31, 1999, compared with $1.3 billion as of December 31, 1998. On total average invested assets for 1999, the average annualized net return, including both realized and unrealized investment gains and losses, was 16.8%, compared with 8.4% for 1998. This increase in annualized net return resulted primarily from the increase in net investment gains discussed above.

       Policy surrender and other policy charge income decreased by $0.4 million in 1999 to $6.7 million, compared with $7.1 million in 1998. Full policy surrenders totaled $89.4 million in 1999, a $2.3 million increase over 1998. Internal policy conversions accounted for $16.1 million of the full surrenders in 1999, compared with $2.5 million in 1998.

       Interest credited on policyholder accounts increased by $5.7 million in 1999 to $73.8 million, compared with $68.1 million in 1998. This increase was primarily due to new business growth and an increase in overall policy crediting rates. The average rate credited to policyholders was 5.6% in 1999, compared with 5.7% in 1998.

       Amortization of DPAC, excluding amortization related to investment gains and losses, was $8.3 million in 1999, an increase of $0.1 million over 1998. This increase was primarily due to new business growth, particularly with the five-year product discussed above, and a higher level of policy surrenders. Realized and unrealized investment gains were included in the gross profits used to calculate the amortization of DPAC. This inclusion of investment gains resulted in additional amortization of $8.5 million in 1999, compared with $8.0 million in 1998.

       General and administrative expenses were $13.0 million in 1999, compared with $8.2 million in 1998. The increase was primarily due to higher legal costs and employee compensation and benefit costs. The annualized expense ratio in 1999, which is defined as general and administrative expenses divided by the average book value of total cash and investments, was 0.88%, compared with 0.62% in 1998.

Financial Advisory Services

       Certain information regarding the financial advisory services segment's results of operations is as follows:

                                                                                           Years Ended December 31,
                                                                                 -------------------------------------------
                                                                                     2000            1999           1998
                                                                                 -------------  -------------  -------------
                                                                                                (In thousands)
Revenues:
Financial advisory services fees.............................................    $      22,952  $      19,913  $      14,502

Expenses:
Commissions..................................................................           16,441         13,314          8,994
Operating expenses...........................................................            8,772          6,433          5,139
                                                                                 -------------  -------------  -------------
                                                                                        25,213         19,747         14,133
                                                                                 -------------  -------------  -------------
Income (loss) before income tax expense .....................................    $      (2,261) $         166  $         369
                                                                                 -------------  -------------  -------------
                                                                                 -------------  -------------  -------------

2000 compared to 1999

       Financial advisory services income decreased from $0.2 million in 1999 to a loss of $2.3 million in 2000, primarily due to the contractual adjustment to certain servicing fee revenues as discussed below, as well as due to the costs of the Internet based initiative also discussed below.

       Revenues of London Pacific Advisors ("LPA") (formerly SAI Financial Advisors) increased by $3.0 million to $23.0 million in 2000. Asset management and consulting fees increased due to the company's continued expansion of its network of financial advisors and assets under management, consulting, servicing or administration. Although in total these assets remained fairly constant at approximately $1.5 billion, the components shifted favorably toward the higher yielding management assets as opposed to administered assets. Market movement also had an unfavorable impact on total assets under management. There was a corresponding increase in commission expense of $3.1 million to $16.4 million.

       LPA's gross revenues less commissions for 2000 were $6.5 million, which was level with 1999. The rate of growth in revenues less commissions did not correspond with the rate of growth in gross revenues primarily because of the contractual decline in the percentage of fees received by LPA for administering managed portfolios on behalf of another company. The contract was renewed during the third quarter of 1999 on less favorable terms. There was no corresponding decline in LPA's operating costs related to these portfolio administration services.

       Operating expenses, excluding costs of the Group's Internet based initiative, increased by 27% to $8.1 million in 2000 compared with $6.4 million in 1999. Staff costs increased by 22% primarily due to staffing additions, as the company positioned itself for expected growth in its management and administration divisions. Excluding staff costs, operating expenses increased by 34% in 2000 compared with 1999, primarily due to increases in advertising costs and new operating systems.

       The contractual adjustment to the servicing fees discussed above cut into profitability for 2000. However, the company is focusing more of its marketing efforts on large institutional clients with the goal of adding sizeable revenue blocks at higher margins.

       In late 1999, the Group decided to make the LPA business the foundation for an Internet based initiative that could then be migrated to several other vertical markets in which the Group has expertise. The costs for this initiative included in the income statement for 2000 were $0.7 million, and it is expected that further development costs will increase total expenses in the financial advisory services segment throughout 2001.

1999 compared to 1998

       Financial advisory services income decreased from $0.4 million in 1998 to $0.2 million in 1999.

       Revenues of LPA increased by $5.4 million to $19.9 million in 1999. Asset management and consulting fees and broker-dealer revenues increased due to the company's continued expansion of its network of financial advisors and assets under management, consulting, servicing or administration. These assets grew to $1.6 billion as of December 31, 1999 from $1.2 billion as of December 31, 1998, after excluding $269.4 million in assets administered by Select Benefit Consultants, Inc. ("SBC"), a subsidiary which was sold on December 31, 1999. There was a corresponding increase in commission expense of $4.3 million from $9.0 million in 1998 to $13.3 million in 1999.

       LPA's gross revenues less commissions increased by 20% from $5.5 million in 1998 to $6.6 million in 1999. The rate of growth in revenues less commissions did not correspond with the rate of growth in gross revenues primarily because of the contractual decline in the percentage of fees received by LPA for administering managed portfolios on behalf of another company. The contract was renewed during the third quarter of 1999 on less favorable terms. There was no corresponding decline in LPA's operating costs related to these portfolio administration services.

       Operating expenses increased by 25% to $6.4 million in 1999 compared with 1998. Staff costs increased by 42% primarily due to staffing additions made throughout 1999, as the company positioned itself for expected future growth in 2000 and beyond. Excluding staff costs, operating expenses increased by 2% in 1999 compared with 1998. Included in 1999 revenues is the gain on sale of SBC of $0.1 million.

Asset Management

       Certain information regarding the asset management segment's results of operations is as follows:


                                                                                          Years Ended December 31,
                                                                                 -------------------------------------------
                                                                                     2000           1999           1998
                                                                                 -------------  -------------  -------------
                                                                                                (In thousands)

Revenues ....................................................................    $       7,799  $       6,826  $       6,607
Operating expenses ..........................................................            6,021          5,790          5,769
                                                                                 -------------  -------------  -------------
Income before income tax expense ............................................    $       1,778  $       1,036  $         838
                                                                                 -------------  -------------  -------------
                                                                                 -------------  -------------  -------------

2000 compared to 1999

       Included in the revenues of the asset management segment for 2000 were portfolio management fees from the life insurance and annuities segment of $2.8 million, compared with $1.6 million for 1999. These increased fees primarily account for the overall increase in income in the asset management segment. The higher fees resulted from the larger portfolio of listed equity securities held by the life insurance operation which is managed by Berkeley International Limited, the Group's asset management subsidiary in Jersey.

       Revenues at Berkeley Capital Management ("BCM"), the Group's U.S. asset manager, remained level in 2000 at $5.5 million, including $0.7 million of management fees from the life insurance and annuities segment. Expenses increased by $0.3 million to $5.9 million, primarily due to higher staff costs.

       Increased profitability at BCM was hindered by lower than planned growth in the wrap fee account business, with sales for 2000 largely offset by redemptions. Total wrap assets under management as of December 31, 2000 were approximately $955 million, up from approximately $890 million as of June 30, 2000, but down from approximately $972 million as of December 31, 1999. BCM again benefited during 2000 from having two complementary equity investment styles. The strong long-term performance record of the Growth Equity product allowed BCM to attract net new wrap assets each quarter throughout the year. The growth style benefited early on in 2000 from the market's strong focus on technology carrying over from 1999 into the first quarter of 2000. BCM's Value Equity product, which had underperformed the broad market averages during the period when technology was favored so exclusively, experienced net redemptions in wrap programs early in 2000. As the market changed at the end of March, the value holdings began to rise once again and redemptions began to fall off sharply. By the end of 2000, BCM's value portfolios had provided investors with returns of over 10% for the full year and both investment styles again had positive net sales.

       During 2001, BCM plans to add a new wrap product which blends its growth and value styles into a single equity product. The goal of adding this product is to boost BCM's assets under management and profitability in future years.

1999 compared to 1998

       Income from the asset management segment increased by $0.2 million from $0.8 million in 1998 to $1.0 million in 1999. This increase was primarily attributable to improved 1999 results at BCM.

       Revenues of BCM increased in 1999 by 40% to $5.5 million, primarily due to higher management fees on wrap fee accounts. Total wrap assets under management as of December 31, 1999 were approximately $972 million, compared to approximately $690 million as of December 31, 1998. BCM's expenses increased by $0.7 million to $5.6 million due to increased staff costs, including sales commissions to the company's wrap account wholesalers.

       Included in the revenues of the asset management segment for 1999 were portfolio management fees from the life insurance and annuities segment of $1.6 million, compared to $2.9 million in 1998.

Venture Capital Management

       Certain information regarding the venture capital management segment's results of operations is as follows:

                                                                                            Years Ended December 31,
                                                                                 -------------------------------------------
                                                                                     2000           1999           1998
                                                                                 -------------  -------------  -------------
                                                                                                (In thousands)

Revenues:
Management fees............................................................      $       9,398  $       7,943  $       5,805
Investment income..........................................................                273            863            815
Net realized investment gains (losses).....................................             14,341        (16,843)         2,138
Change in net unrealized investment gains (losses).........................           (123,474)       199,848              -
                                                                                 -------------  -------------  -------------
Total revenues and net investment gains (losses)...........................            (99,462)       191,811          8,758
Operating expenses.........................................................             10,982         33,184          5,238
                                                                                 -------------  -------------  -------------
Income (loss) before income tax expense....................................      $    (110,444) $     158,627  $       3,520
                                                                                 -------------  -------------  -------------
                                                                                 -------------  -------------  -------------

2000 compared to 1999

       Income before taxes from the venture capital management segment decreased from $158.6 million in 1999 to a loss of $110.4 million in 2000. This loss was attributable to the change in net unrealized gains for the year on the listed equity securities held in the trading portfolio. These positions in listed equity securities were the result of private equity transactions in technology companies. The losses reflected the downward trend in the market for technology stocks during the latter part of 2000.

       The change in net unrealized gains in the listed equity trading portfolio during 2000 was a decrease of $123.5 million. The market value of the trading portfolio decreased from $213.3 million as of December 31, 1999 to $105.2 million as of December 31, 2000. Additions to the trading portfolio during 2000 of $25.5 million resulted from the initial public offerings or acquisitions by publicly traded companies of seven private preferred stock holdings. Disposals of certain trading positions in 2000 resulted in realized gains of $15.9 million based on their aggregate original cost of $10.1 million. Other realized gains and losses netted to a loss of $1.6 million, primarily resulting from writedowns on private placement debt securities.

       Significant fluctuations in net unrealized gains in the listed equity trading portfolio are likely in future quarters, reflecting equity market volatility, especially in the technology sector. The potential impact of losses relating to the old private debt portfolio has declined over the past eighteen months due to the increase in the Group's net assets, as well as due to liquidity events and writedowns taken against this portfolio in the latter part of 1999 and during 2000.

       Included in the revenues of the venture capital management segment for 2000 are portfolio management fees from the life insurance and annuities segment of $7.5 million, compared to $7.9 million in 1999. Berkeley International Capital Corporation ("BICC") sources and monitors private investments for LPLA, for which LPLA pays BICC management fees. Total financings completed by BICC for the insurance subsidiaries and for Berkeley International Capital Limited ("BICL") during 2000 were $131.1 million, compared to $104.8 million during 1999. Other non-recurring fees of $1.9 million were received in 2000.

       Interest income on private debt securities decreased to $0.3 million in 2000 from $0.9 million in 1999. Operating expenses in 2000 decreased by $22.2 million to $11.0 million, primarily due to lower employee compensation, consistent with the lower income in this segment in 2000.

1999 compared to 1998

       Income before taxes from the venture capital management segment increased from $3.5 million in 1998 to $158.6 million in 1999. This increase was attributable to the change in net unrealized gains on the listed equity securities held in the trading portfolio. These positions in listed equity securities were the result of private equity transactions in technology companies.

       Net investment gains were $183.0 million in 1999, of which $199.8 million represented the change in net unrealized gains on the listed equity securities held in the trading portfolio during the year. The gains were largely attributable to one holding in BICL's portfolio. Realized gains of $6.8 million on listed equity securities and private preferred stocks were more than offset by $23.6 million of losses and writedowns on private debt and equity securities.

       Revenues (excluding net investment gains) for this segment increased by $2.2 million, to $8.8 million in 1999. Consulting and arrangement fees of $2.9 million were received from investee companies during the first half of 1998, but the Group has not received such fees since that time. This loss of revenue has been offset by an increase of more than $5.0 million to $7.9 million of fees received for management services provided by BICC to LPLA with respect to its private placement portfolio. This was consistent with the increased value of that portfolio, as well as the increased fees agreed upon relating to LPLA's private equity securities. Total financings completed by BICC during 1999 were $104.8 million, up from the $49.5 million completed during 1998.

       Interest income on private debt securities contributed $0.9 million in 1999, a $0.1 million increase over 1998. Operating expenses in 1999 increased by $27.9 million to $33.2 million primarily due to higher employee compensation, which was in line with the higher level of venture capital management income in 1999.

Corporate and Other

2000 compared to 1999

       Corporate expenses increased by $3.0 million to $7.4 million in 2000, compared to $4.4 million for 1999, primarily due to the extension of employee share option grants which were due to expire. Under U.S. GAAP, the difference between the exercise price and the fair market value on the date of extension is considered compensation expense in the current period, as no compensation expense was recorded at the original grant dates when the options were granted with an exercise price equal to the fair market value of the underlying shares.

       Additionally, in 2000, there were increased costs related to raising the public profile of the Group, higher registrar fees, and costs for additional SEC reporting requirements. It is expected that these costs will continue into 2001 and future years.

       Interest income earned by the Group (excluding the life insurance and annuity segment) decreased by $1.2 million to $1.6 million in 2000 as compared with 1999, primarily due to the decrease in cash and cash equivalents held by the Group. Interest expense incurred by the Group (excluding the life insurance and annuity segment) increased by $0.6 million to $0.7 million in 2000, primarily due to bank borrowings during the latter part of 2000. A discussion of the Group's use of cash is discussed in "Liquidity and Capital Resources" below.

1999 compared to 1998

       Corporate expenses increased by $0.4 million to $4.4 million in 1999, compared to $4.0 million for 1998, primarily due to initial New York Stock Exchange listing fees and an increase in professional fees.

       Interest income earned by the Group (excluding the life insurance and annuity segment) decreased by $1.7 million to $2.8 million in 1999 as compared with 1998, primarily due to the decrease in cash and cash equivalents held by the Group. Group cash was used during the year primarily to pay dividends and for investment purchases.

Consolidated Income from Continuing Operations Before Income Tax Expense

       Consolidated income from continuing operations before income tax expense increased by $276.8 million, from $28.9 million in 1998 to $305.7 million in 1999, and then decreased by $290.7 million to $15.0 million in 2000. These large movements were primarily attributable to the high level of net realized and unrealized investment gains in 1999 which was not repeated in 2000.

       Consolidated income before income tax expense for 2001 and future years may be volatile due to the Group's holdings of listed equity securities primarily in the technology sector, which are marked to market with changes in their market value recognized in the income statement for each period. For more information on the possible effects of volatility in the prices of equity securities, see Item 7A "Quantitative and Qualitative Disclosures About Market Risk" below.

Income Taxes

       The Group is subject to taxation on its income in all countries in which it operates based upon the taxable income arising in each country. However, realized gains on certain investments are exempt from Jersey and Guernsey taxation. The Group is subject to income tax in Jersey at a rate of 20%. In the United States, the Group is subject to both federal and California taxes at 34-35% and 8.84%, respectively.

2000 compared to 1999

       Though income before tax expense was $15.0 million in 2000, an income tax benefit of $17.4 million resulted for the year. This was primarily attributable to the $51.2 million loss from the U.S. life and annuity company which generated a federal tax benefit of approximately 35%. Income of $70.4 million was contributed by the Jersey and Guernsey operations during 2000, which primarily consisted of untaxed investment gains. The effective tax rate, as a percentage of income before income taxes for 1999, was 18%.

1999 compared to 1998

       The effective tax rate, as a percentage of income before income taxes for 1999, was 18%. This effective tax rate reflects the fact that 48% of the income for 1999 was contributed by the U.S. life and annuity company, and that more than 50% of the income for the year represented income from the Jersey and Guernsey operations, which largely consisted of untaxed investment gains. The effective tax rate, as a percentage of income from continuing operations before income taxes for 1998, was 19%.

LIQUIDITY AND CAPITAL RESOURCES

       Until the latter part of 2000, the Group financed its operations and capital expenditures with internally generated funds and existing liquid resources. As of December 31, 1999 and December 31, 1998, the Group had no bank borrowings bond issues or convertible securities outstanding. However, as of these dates, $11.8 million and $2.5 million, respectively, of the Group's $50.0 million bank facility had been utilized in the form of letters of credit and guarantees in connection with certain portfolio companies. As of December 31, 2000, the Group had utilized $14.1 million of the bank facility in the form of letters of credit and guarantees in connection with these portfolio companies, and had drawn down $35.6 million in loans which are scheduled for repayment in April 2002. These loans were used for general corporate purposes.

       On a consolidated basis as of December 31, 2000, cash and cash equivalents of the Group, excluding the life insurance segment, amounted to $53.3 million. As of December 31, 2000, the Group, excluding the life insurance and annuity segment, also held $102.7 million of listed equity securities which could be sold within a short period of time. Management believes that the balances of cash, liquid resources and borrowings, should be sufficient to satisfy the Group's anticipated financing requirements during the next twelve months. Shareholders' equity increased during 2000 by $15.3 million to $567.7 million, primarily due to net income for the period of $32.5 million, less dividends paid of $11.6 million. As of December 31, 2000, $58.0 million of the Company's Ordinary Shares, at cost, held by the employee benefit trusts have been netted against shareholders' equity. Upon exercise of employee share options, shareholders' equity will be increased by the cost of the shares transferred to the employees and the proceeds received will increase Group cash.

       At the end of 1999, the Group had cash held in escrow of $3.1 million related to the sale of North American Trust Company at the end of 1998. During 2000, this escrow account was released to the Group, after deduction of $0.3 million for claims by the buyer.

       The total assets of the Group have grown substantially over the last eleven years from $210.1 million at the end of 1989 to $2.6 billion at the end of 2000. A major factor behind the growth in total assets was the creation in 1989 and subsequent expansion of LPLA.

       As of December 31, 2000, the Group held $281.2 million in private corporate debt and equity securities. Of this total, $277.0 million was held in the investment portfolios of the insurance subsidiaries (LPLA and LPAL). Liquid markets exist for $19.2 million of these private securities. No public price information is available for the remainder of these securities, and therefore debt is valued at amortized cost and equity is valued at the original cost, unless these securities become other than temporarily impaired. Debt securities largely represent subordinated loans to an array of companies that are diversified by industry, geography and financial structure. All of these debt securities contain covenant restrictions that management believes should provide a degree of financial protection to the debt holders, including LPLA. The private equity securities are primarily preferred stock holdings in later stage technology companies. Financial information on the issuers of these debt and equity securities is received and reviewed periodically. Contact with company management is maintained through ongoing dialogue to examine future plans and prospects.

       LPLA invests in collateralized mortgage obligations ("CMOs") as part of its ongoing efforts to maintain a broadly diversified portfolio. As of December 31, 2000, LPLA's portfolio held $188.9 million in investment grade, liquid CMOs. The market value of these securities was $190.4 million. Of the total CMO securities as of December 31, 2000, $0.1 million could be considered highly volatile with respect to interest rate changes. Management review of the collateral and cash flow characteristics of each security is completed prior to acquisition. Ongoing review of security holdings is an integral part of LPLA's portfolio management practices.

       As of December 31, 2000, the insurance subsidiaries' fixed maturity security portfolios had $22.0 million in unrealized gains and $80.4 million in unrealized losses. LPLA and LPAL believe that changes in interest rates should not materially alter the average maturity of their security portfolios, nor alter their ability to hold fixed maturity securities until their scheduled maturities.

       There are statutory restrictions on LPLA's ability to make dividend payments. Dividend payments that exceed the lower of 10 percent of its statutory surplus as of December 31 of the preceding year or net gain from operations for the preceding year must be approved by certain regulatory authorities. As of December 31, 2000, LPLA's equity amounted to $179.1 million, none of which could be transferred in the form of dividends, loans or advances to the parent company at that date without regulatory approval.

       The  Group  had  no  material   commitments   for  capital   expenditures
outstanding at December 31, 2000.


Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The nature of the Group's businesses exposes the Group to market risk. Market risk is the risk of loss that may occur when interest rate and equity price movements adversely change the value of invested assets.

Interest Rate Risk

       The Group's life insurance and annuity segment is subject to risk from interest rate fluctuations when there is a difference between the amount of interest earning assets and the amount of interest bearing liabilities that are prepaid, mature or are repriced in specific periods. LPLA and LPAL attempt to minimize their exposure to interest rate fluctuations by managing the characteristics of their assets and liabilities so that the effects of changes are reasonably likely to be offset. LPLA's and LPAL's principal asset/liability management goals are to achieve sufficient cash flows from invested assets to fund contractual obligations, while maximizing investment returns. LPLA and LPAL have not used derivative financial instruments to achieve their asset/liability management goals. Exposure to interest rate risk is estimated by performing sensitivity tests based on duration analysis of LPLA's investment and product portfolios.

       Duration is an option adjusted measure of the percentage change in the market value of the assets or liabilities in response to a given change in interest rates. For LPAL, given that policyholder liabilities are less than $55.0 million, interest rate risk is considered to be minimal. To demonstrate the sensitivity of LPLA's assets and liabilities, tests performed on LPLA's assets and liabilities indicated that, as of December 31, 2000, if market interest rates had suddenly increased by 100 basis points, the fair value of the investment portfolio that is subject to interest rate risk, which was approximately $1.7 billion, would have decreased by $77.3 million, compared with a decrease of $44.6 million for the calculated market value of liabilities, which was approximately $1.6 billion. Conversely, a sudden decrease of 100 basis points would have increased the investment portfolio's fair value by $79.1 million, compared with an increase in the calculated market value of liabilities of $46.7 million. These results depend upon certain key assumptions regarding the behavior of interest sensitive cash flows. Although LPLA has attempted to ensure that the assumptions used are based on the best available data, cash flows cannot be forecasted with certainty, and can deviate materially from the assumed results.

Equity Price Risk

       The Group, including LPLA and LPAL, is exposed to equity price risk on the listed equity securities held almost entirely in its trading portfolio. Changes in the level or volatility of equity prices affect the value of the listed equity securities. These changes in turn directly affect the Group's net income, because the Group's holdings of listed equity securities are marked to market, with changes in their market value recognized in the income statement for the period in which the changes occur. These listed equity securities are primarily in companies in the high technology industry sector, many of which are small capitalization stocks.

       If the market price of the Group's listed equity portfolio as of December 31, 2000 and December 31, 1999, which totaled $356.5 million and $408.2 million, respectively, had abruptly increased or decreased by 50%, the market value of the listed equity portfolio would have increased or decreased by $178.3 million and $204.1 million, respectively. $264.6 million of the value of the listed equity portfolio as of December 31, 2000 represented unrealized market appreciation. Of the listed equity securities held as of December 31, 2000, $160.4 million and $62.5 million consisted of holdings in New Focus, Inc. and Siebel Systems, Inc., respectively, with unrealized gains of $145.4 million and $48.0 million, respectively.

       For additional information relating to the Group's financial risk profile, see Note 12 to the Consolidated Financial Statements in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

Report of Independent Auditors...........................................     29

Consolidated Balance Sheets as of December 31, 2000 and 1999.............     30

Consolidated Statements of Income for the
     Years Ended December 31, 2000, 1999 and 1998........................     31

Consolidated Statements of Cash Flows for the
     Years Ended December 31, 2000, 1999 and 1998........................     32

Consolidated Statements of Changes in Shareholders' Equity for the
     Years Ended December 31, 2000, 1999 and 1998........................     34

Consolidated Statements of Comprehensive Income for the
     Years Ended December 31, 2000, 1999 and 1998........................     36

Notes to Consolidated Financial Statements...............................     37



                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders of London Pacific Group Limited


       In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of London Pacific Group Limited and its subsidiaries at December 31, 1999 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 14 on page 64, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers
Chartered Accountants

Jersey, Channel Islands
March 8, 2001

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS

                                                                                          December 31,
                                                                                 ----------------------------
                                                                                     2000           1999
                                                                                 -------------  -------------
                                                                             (In thousands, except share amounts)
                                    ASSETS
Cash and cash equivalents.....................................................   $     114,285  $      49,703
Cash held in escrow...........................................................               -          3,110
Investments, principally of life insurance subsidiaries:
   Fixed maturities:
     Available-for-sale, at fair value (amortized cost: $1,352,313 and
       $1,037,085 as of December 31, 2000 and 1999, respectively).............       1,292,015        989,065
     Held-to-maturity, at amortized cost (fair value: $129,400 and $221,167
       as of December 31,  2000 and 1999, respectively).......................         127,514        222,110
   Equity securities:
     Trading, at fair value (cost: $99,747 and $34,680 as of December 31,
       2000 and 1999, respectively) ..........................................         353,896        399,844
     Available-for-sale, at fair value (cost: $238,942 and $186,403 as of
       December 31, 2000 and 1999, respectively) .............................         229,403        182,926
   Policy loans ..............................................................          10,301         10,385
                                                                                 -------------  -------------
Total investments ............................................................       2,013,129      1,804,330

Accrued investment income ....................................................          28,629         22,168
Deferred policy acquisition costs ............................................         168,102        144,518
Assets held in separate accounts .............................................         206,325        125,528
Receivables ..................................................................          17,222         34,167
Other assets .................................................................          15,296         10,633
                                                                                 -------------  -------------
Total assets .................................................................   $   2,562,988  $   2,194,157
                                                                                 -------------  -------------
                                                                                 -------------  -------------
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Life insurance policy liabilities ............................................   $   1,691,601  $   1,416,423
Liabilities related to separate accounts .....................................         203,806        126,703
Notes payable ................................................................          35,556              -
Deferred income tax liabilities ..............................................          41,587         57,896
Accounts payable, accruals and other liabilities .............................          22,696         40,660
                                                                                 -------------  -------------
Total liabilities ............................................................       1,995,246      1,641,682
                                                                                 -------------  -------------
Commitments and contingencies

Shareholders' equity:
Ordinary shares, $0.05 par value per share: authorized 86,400,000 shares;
   issued and outstanding 64,433,313 shares ..................................           3,222          3,222
Additional paid-in capital ...................................................          67,591         62,307
Retained earnings ............................................................         580,176        559,344
Employee benefit trusts, at cost (shares: 12,811,381 and 15,331,656 as of
   December 31, 2000 and 1999, respectively) .................................         (58,003)       (54,033)
Accumulated other comprehensive income (loss) ................................         (25,244)       (18,365)
                                                                                 -------------  -------------
Total shareholders' equity ...................................................         567,742        552,475
                                                                                 -------------  -------------
Total liabilities and shareholders' equity ...................................   $   2,562,988  $   2,194,157
                                                                                 -------------  -------------
                                                                                 -------------  -------------

         See accompanying Notes to Consolidated Financial Statements.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                                                                          Years Ended December 31,
                                                                                 -------------------------------------------
                                                                                      2000           1999           1998
                                                                                 -------------  -------------  -------------
                                                                                       (In thousands, except per share
                                                                                              and ADS amounts)

Revenues:
Investment income..........................................................      $     116,005  $      99,007  $      94,966
Insurance policy charges...................................................              7,400          6,671          7,111
Financial advisory services, asset management and other fee income........              31,584         26,563         22,154
Net realized investment gains (losses).....................................            145,546         (8,581)        10,008
Change in net unrealized investment gains (losses) on trading securities ..           (111,014)       348,906         16,258
                                                                                 -------------  -------------  -------------
                                                                                       189,521        472,566        150,497
Expenses:
Interest credited on insurance policyholder accounts.......................             94,065         73,753         68,067
Amortization of deferred policy acquisition costs..........................             21,155         16,797         16,171
Operating expenses.........................................................             58,371         75,964         37,123
Goodwill amortization......................................................                248            348            236
Interest expense...........................................................                672             42             18
                                                                                 -------------  -------------  -------------
                                                                                       174,511        166,904        121,615
                                                                                 -------------  -------------  -------------
Income from continuing operations before income tax expense................             15,010        305,662         28,882

Income tax expense (benefit) on continuing operations......................            (17,447)        53,786          5,419
                                                                                 -------------  -------------  -------------
Income from continuing operations..........................................             32,457        251,876         23,463

Loss from discontinued operations, net of income tax benefit of $861.......                  -              -         (2,003)
Gain on sale of discontinued operations, net of income tax expense
   of $1,957...............................................................                  -              -          4,996
                                                                                 -------------  -------------  -------------
Net income.................................................................      $      32,457  $     251,876  $      26,456
                                                                                 -------------  -------------  -------------
                                                                                 -------------  -------------  -------------

Basic earnings per share and ADS(1):
Continuing operations......................................................      $        0.64  $        5.05  $        0.45
Discontinued operations....................................................                  -              -           0.06
                                                                                 -------------  -------------  -------------
                                                                                 $        0.64  $        5.05  $        0.51
                                                                                 -------------  -------------  -------------
                                                                                 -------------  -------------  -------------

Diluted earnings per share and ADS(1):
Continuing operations......................................................      $        0.53  $        4.54  $        0.44
Discontinued operations....................................................                  -              -           0.05
                                                                                 -------------  -------------  -------------
                                                                                 $        0.53  $        4.54  $        0.49
                                                                                 -------------  -------------  -------------
                                                                                 -------------  -------------  -------------


(1)ADS amounts have been restated to reflect the four-for-one split in March
   2000.

          See accompanying Notes to Consolidated Financial Statements.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                          Years Ended December 31,
                                                                                 -------------------------------------------
                                                                                      2000           1999           1998
                                                                                 -------------  -------------  -------------
                                                                                                (In thousands)
Cash flows from operating activities:
Net income...................................................................    $      32,457  $     251,876  $      26,456

Adjustments to reconcile net income to net
   cash provided by operating activities:
Net gain on sale of discontinued operations..................................                -              -         (6,953)
Change in life insurance policy liabilities, net.............................            7,976          8,208         42,266
Depreciation and amortization ...............................................            1,175          1,055          2,151
Amortization of deferred policy acquisition costs ...........................           21,155         16,797         16,171
Deferred income tax expense (benefit) .......................................          (12,502)        54,265          8,332
Net realized investment (gains) losses ......................................           40,970         42,984        (10,008)
Net amortization of investment premiums and discounts........................           (1,966)        (3,309)          (982)

Changes in assets and liabilities:
Trading equity securities  (including change in net unrealized (gains)
   losses of $111,014 in 2000, $(348,906) in 1999 and $(16,258)
   in 1998) ................................................................            45,948       (372,002)       (27,842)
Accrued investment income ...................................................           (6,461)        (3,093)        (1,227)
Deferred policy acquisition costs ...........................................          (39,026)       (25,840)       (19,167)
Receivables..................................................................            1,647           (611)         4,102
Other assets ................................................................              372           (624)           160
Accounts payable, accruals and other liabilities ............................          (17,310)        23,990           (698)
Income taxes payable ........................................................           (3,598)          (628)        (8,832)
Other operating cash flows ..................................................           (2,240)        (4,901)        (4,601)
                                                                                 -------------  -------------  -------------
Net cash provided by (used in) operating activities .........................           68,597        (11,833)        19,328
                                                                                 -------------  -------------  -------------
Cash flows from investing activities:
Purchases of held-to-maturity fixed maturity securities .....................           (4,201)       (10,126)       (25,582)
Purchases of available-for-sale fixed maturity securities ...................         (357,950)      (345,004)      (558,064)
Purchases of available-for-sale equity securities............................         (140,959)      (109,900)       (77,736)
Proceeds from redemption of held-to-maturity fixed maturity securities.......           51,141         38,560        106,421
Proceeds from sale of available-for-sale fixed maturity securities ..........           63,093        206,729        510,070
Proceeds from sale of available-for-sale equity securities ..................          100,101         49,710         40,347
Capital expenditures.........................................................           (3,659)        (1,184)        (1,173)
Proceeds from sale of subsidiary.............................................                -              -          8,500
Other cash flows from investing activities ..................................            3,123          3,166         (1,656)
                                                                                 -------------  -------------  -------------
Net cash provided by (used in) investing activities .........................         (289,311)      (168,049)         1,127
                                                                                 -------------  -------------  -------------


         See accompanying Notes to Consolidated Financial Statements.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                                                                                           Years Ended December 31,
                                                                                 -------------------------------------------
                                                                                      2000           1999           1998
                                                                                 -------------  -------------  -------------
                                                                                                (In thousands)

Cash flows from financing activities:
Insurance policyholder contract deposits ....................................          493,998        305,514        201,112
Insurance policyholder benefits paid ........................................         (226,796)      (173,414)      (178,371)
Issue of Ordinary Shares ....................................................                -              5             35
Purchase of Ordinary Shares .................................................                -              -        (12,651)
Dividends paid ..............................................................          (11,625)       (11,446)       (12,749)
Purchases of Ordinary Shares by the employee benefit trusts..................          (12,712)        (4,043)       (12,462)
Proceeds from disposal of shares by the employee benefit trusts..............            8,407          2,344          5,208
Notes payable................................................................           35,000              -              -
Bank overdrafts..............................................................             (593)          (789)         1,139
                                                                                 -------------  -------------  -------------
Net cash provided by (used in) financing activities .........................          285,679        118,171         (8,739)
                                                                                 -------------  -------------  -------------

Net increase (decrease) in cash and cash equivalents ........................           64,965        (61,711)        11,716
Cash and cash equivalents at beginning of year ..............................           49,703        111,414         99,698
Foreign currency translation adjustment .....................................             (383)             -              -
                                                                                 -------------  -------------  -------------
Cash and cash equivalents at end of year ....................................    $     114,285  $      49,703  $     111,414
                                                                                 -------------  -------------  -------------
                                                                                 -------------  -------------  -------------


Supplemental disclosure of cash flow information:
Cash paid (received) during the year for:
Interest ....................................................................    $          50  $          42  $          85
Income taxes (net of amounts recovered) .....................................           (1,347)          (270)         6,774

Supplemental disclosure of non-cash investing activities:
Exchange of available-for-sale equity securities for trading equity
   securities................................................................    $      97,857  $      31,372  $      11,585



          See accompanying Notes to Consolidated Financial Statements.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                (In thousands, except per share and ADS amounts)

                                                                                     Accumulated
                                                                                        Other
                                       Ordinary   Additional               Employee    Compre-       Total
                                      Shares at    Paid-in     Retained     Benefit    hensive    Shareholders'
                                      Par Value    Capital     Earnings     Trusts   Income(Loss)    Equity
                                      ----------  ----------  ----------  ----------  ----------  ----------
Balance as of January 1, 1998 .....    $  3,416    $ 73,870    $305,078    $(44,306)   $  6,219    $344,277

Net income.........................           -           -      26,456           -           -      26,456
Change in net unrealized gains
   (losses) on available-for-sale
   securities......................           -           -           -           -      (9,661)     (9,661)
Exercise of employee share
   options, including income
   tax effect......................           -          28           -       4,486           -       4,514
Net realized gains on disposal
   of shares held by the employee
   benefit trusts..................           -         722           -           -           -         722
Cash dividends (23.2 cents net
   per share and ADS(1))...........           -           -     (12,749)          -           -     (12,749)
Issue of Ordinary Shares...........           3          32           -           -           -          35
Purchase of Ordinary Shares
   for cancellation................        (198)    (12,453)          -           -           -     (12,651)
Purchase of shares by the
   employee benefit trusts.........           -           -           -     (12,462)          -     (12,462)
                                       --------    --------    --------    --------    --------    --------
Balance as of December 31, 1998....    $  3,221    $ 62,199    $318,785    $(52,282)   $ (3,442)   $328,481
                                       --------    --------    --------    --------    --------    --------
                                       --------    --------    --------    --------    --------    --------

Net income.........................    $      -    $      -    $251,876    $      -    $      -    $251,876
Change in net unrealized gains
   (losses) on available-for-sale
   securities......................           -           -           -           -     (14,923)    (14,923)
Exercise of employee share
   options, including income
   tax effect......................           -          52           -       2,292           -       2,344
Net realized gains on disposal
   of shares held by the employee
   benefit trusts..................           -          52           -           -           -          52
Cash dividends (23.2 cents net
   per share and ADS(1))...........           -           -     (11,446)          -           -     (11,446)
Issue of Ordinary Shares...........           1           4           -           -           -           5
Purchase of shares by the
   employee benefit trusts.........           -           -           -      (4,043)          -      (4,043)
Other..............................           -           -         129           -           -         129
                                       --------    --------    --------    --------    --------    --------
Balance as of December 31, 1999....    $  3,222    $ 62,307    $559,344    $(54,033)   $(18,365)   $552,475
                                       --------    --------    --------    --------    --------    --------
                                       --------    --------    --------    --------    --------    --------



(1) ADS amounts have been  restated to reflect the  four-for-one  split in March
    2000.

          See accompanying Notes to Consolidated Financial Statements.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2000, 1999 AND 1998
                (In thousands, except per share and ADS amounts)

                                                                                     Accumulated
                                                                                        Other
                                       Ordinary   Additional               Employee    Compre-       Total
                                      Shares at    Paid-in     Retained     Benefit    hensive    Shareholders'
                                      Par Value    Capital     Earnings     Trusts   Income(Loss)    Equity
                                      ----------  ----------  ----------  ----------  ----------  ----------
Balance as of January 1, 2000 .....    $  3,222    $ 62,307    $559,344    $(54,033)   $(18,365)   $552,475

Net income ........................           -           -      32,457           -            -     32,457
Change in net unrealized gains
   (losses) on available-for-sale
    securities.....................           -           -           -           -      (6,837)     (6,837)
Foreign currency translation
   adjustment......................           -           -           -           -         (42)        (42)
Exercise of employee share
   options, including income
   tax effect......................           -       2,676           -       8,742           -      11,418
Extension of employee
   share options...................           -       2,943           -           -           -       2,943
Net realized gains (losses) on
   disposal of shares held by the
   employee benefit trusts.........           -        (335)          -           -           -        (335)
Cash dividends (23.2 cents net
   per share and ADS(1))...........           -           -     (11,625)          -           -     (11,625)
Purchase of shares by the
   employee benefit trusts.........           -           -           -     (12,712)          -     (12,712)
                                       --------    --------    --------    --------    --------    --------
Balance as of December 31, 2000....    $  3,222    $ 67,591    $580,176    $(58,003)   $(25,244)   $567,742
                                       --------    --------    --------    --------    --------    --------
                                       --------    --------    --------    --------    --------    --------



(1) ADS amounts have been  restated to reflect the  four-for-one  split in March
    2000.

          See accompanying Notes to Consolidated Financial Statements.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME


                                                                                           Years Ended December 31,
                                                                                 -------------------------------------------
                                                                                      2000           1999           1998
                                                                                 -------------  -------------  -------------
                                                                                                (In thousands)

Net income...................................................................    $      32,457  $     251,876  $      26,456

Other comprehensive income (loss), net of deferred income taxes:

Foreign currency translation adjustments, net of income taxes of $0..........              (42)             -              -

Change in net unrealized gains (losses) on available-for-sale securities arising during the year,  net of income taxes and deferred  policy acquisition  cost amortization adjustments of $9,423, $27,819, and
   $12,706, respectively ...................................................            (6,837)       (14,923)        (9,661)
                                                                                 -------------  -------------  -------------
Other comprehensive income (loss) ...........................................           (6,879)       (14,923)        (9,661)
                                                                                 -------------  -------------  -------------
Comprehensive income ........................................................    $      25,578  $     236,953  $      16,795
                                                                                 -------------  -------------  -------------
                                                                                 -------------  -------------  -------------



          See accompanying Notes to Consolidated Financial Statements.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.    Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

       The accompanying consolidated financial statements have been prepared by London Pacific Group Limited (the "Company") in conformity with United States generally accepted accounting principles ("U.S. GAAP"). These consolidated financial statements include the accounts of the Company, its subsidiaries, the Employee Share Option Trust and the Agent Loyalty Opportunity Trust (collectively, the "Group"). All intercompany transactions have been eliminated in consolidation. During the first quarter of 2000, the Company completed a four-for-one split of its American Depositary Shares ("ADSs"). Effective from the close of business on March 23, 2000, each ADS represents one Ordinary Share. All dividend and earnings per ADS amounts disclosed in these financial statements have been restated to reflect this split.

       The consolidated balance sheet is presented in an unclassified format as the Group is primarily engaged in the life insurance and annuity business.

       The Company is incorporated under the laws of Jersey, Channel Islands. Its Ordinary Shares are traded on the London Stock Exchange and on the New York Stock Exchange in the form of ADSs, which are represented by American Depositary Receipts ("ADRs"). Pursuant to the regulations of the U.S. Securities and Exchange Commission ("SEC"), the Company is considered a U.S. domestic registrant and must file financial statements prepared under U.S. GAAP. In prior years, the Company filed as a "foreign private issuer" (as defined by the SEC) and prepared its financial statements under United Kingdom generally accepted accounting principles ("U.K. GAAP") with a reconciliation to U.S. GAAP for net income and shareholders' equity.

       The significant impact of converting to U.S. GAAP is the reduction of shareholders' equity due to the reclassification of the cost of the shares held by the employee benefit trusts, which had been recorded previously as an asset in the consolidated balance sheet under U.K. GAAP. The effect of the change to U.S. GAAP on net income, as previously reported for 1999, is a decrease from $252.8 million to $251.9 million, and on diluted earnings per share and ADS, a decrease from $4.61 to $4.54.

Cash and Cash Equivalents

       The Group considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Investments

       The Group's investments consist of fixed maturity and equity securities. Fixed maturity securities are classified as either available-for-sale or held-to-maturity, and equity securities are classified as either trading or available-for-sale. The investments are accounted for as follows:

       i) available-for-sale securities are recorded at fair value, with changes in unrealized gains and losses excluded from net income, but reported net of applicable taxes and adjustments to deferred policy acquisition cost amortization as a separate component of comprehensive income;

       ii) held-to-maturity securities are recorded at amortized cost; and

       iii) trading securities are recorded at fair value with changes in unrealized gains and losses included in net income.

       Amortization of premiums and accretion of discounts on fixed maturity securities are reflected in earnings over the contractual terms of the investments in a manner that produces a constant effective yield. Realized gains and losses on securities are included in net income using the specific identification method.

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Where declines in the value of investments are considered other than temporary, a charge is reflected in net income for the difference between cost or amortized cost and estimated net realizable value.

       Private corporate debt and equity securities are valued at cost, and are adjusted for declines in value that are considered other than temporary.

       Policy loans are carried at aggregate unpaid principal balances. Interest income on such loans is accrued as earned.

       Included in available-for-sale and held-to-maturity fixed maturity securities are collateralized mortgage obligations ("CMOs"). Premiums and discounts arising from the purchase of CMOs are treated as yield adjustments over their estimated lives. For single class and defined multi-class mortgage-backed and asset-backed securities, anticipated prepayments are considered when determining the amortization of discount or premium. Prepayment assumptions are obtained from dealer surveys and are based on the current interest rate and economic development. The retrospective adjustment method is used to value all such securities except for interest-only securities, which are valued using the prospective method.

Deferred Policy Acquisition Costs

       Policy acquisition costs are the costs of producing life insurance and annuity business: principally commissions, underwriting costs and certain marketing expenses which vary with, and are primarily related to, the acquisition of new business. Policy acquisition costs are deferred and amortized over the estimated lives of the policies in relation to their estimated future gross profits. Amortization is adjusted in the current year when estimates of total profits to be realized from a group of products are revised.

       Deferred  policy  acquisition  costs  are  adjusted  for  the  change  in amortization that would have been recorded if fixed maturity securities classified as available-for-sale had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. The impact of this adjustment is included in accumulated other comprehensive income within shareholders' equity.

Other Assets

       Other assets consist primarily of the following:

a)     Property, Equipment and Leasehold Improvements

       Property, equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis at rates sufficient to write-off such assets over their estimated useful lives on the following basis:

       Furniture and equipment                       -  five years
       Computer equipment, including software        -  three to five years
       Motor vehicles                                -  five years
       Leasehold improvements                        -  life of lease

       The Group adopted Statement of Position No. 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," as of January 1, 2000. With the adoption of SOP 98-1, the Group began capitalizing certain internal and external costs incurred to obtain or create internal use software. These capitalized costs are amortized over five years with the amortization period beginning when the software is ready for its intended use.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

       Assets held under capital leases are included in property, equipment and leasehold improvements and are depreciated over their estimated useful lives. The future obligations under these leases are included in accounts payable, accruals and other liabilities. Interest paid on capital leases is charged to the income statement over the periods of the leases.

b)     Intangible Assets

       Intangible assets consist of the cost of acquiring U.S. state life insurance licenses, which are being amortized over a period of 20 years, and goodwill recorded at acquisition of subsidiaries. Goodwill at acquisition arises where the consideration given exceeds the fair value attributed to the separable net assets. All goodwill on acquisitions is capitalized and amortized on a straight-line basis over its estimated useful economic life, generally 25 years.

Separate Accounts

       Separate  account assets and liabilities  represent funds  segregated for the benefit of certain policyholders. For non-guaranteed policies, the policyholder bears the investment risk, and policyholder account deposits and withdrawals, investment income and realized gains and losses are excluded from the amounts reported in the income statement. Fees charged on policyholder deposits are included in other fee income. For guaranteed policies issued in certain states, the U.S. life company bears a portion of the investment risk. Policy charges, interest credited, investment income and realized gains and losses on investments backing the guaranteed policies are included in the amounts reported in the income statement.

Life Insurance Policy Liabilities, Revenues and Expenses

       Life insurance policy liabilities, premium revenues and related expenses are accounted for in accordance with Statement of Financial Accounting Standards No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments," as follows:

       i) Life insurance policy liabilities for deferred annuities and universal life products are accounted for as investment-type insurance products and universal life-type products, respectively, and are recorded at accumulated value (premiums received, plus accrued interest to the balance sheet date, less withdrawals and assessed fees). Life insurance policy liabilities for certain immediate annuities are accounted for as limited payment-type policies, and as such are recorded at the present value of future benefits including assumptions as to investment yields, mortality, withdrawals, maintenance expenses and other assumptions based on generally accepted actuarial methods and on the Group's experience.

       ii) Revenues for investment-type insurance products and universal life-type products consist of charges assessed against policy account values for the cost of insurance, policy administration and surrenders. Revenues for limited payment-type products are recognized when due.

       iii) Benefits for investment-type insurance products and for universal life-type products are charged to expense when incurred and reflect the claim amounts in excess of the policy account balance. Expenses for investment-type and universal life-type products include the interest credited to the policy account balance. Benefits and expenses, other than deferred policy acquisition costs, for limited payment-type products are charged to expense in the period incurred.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Revenue Recognition

       Fee income for financial advisory and asset management services are recorded on an accrual basis when the services are performed for the client.

       Interest income is accounted for on an accrual basis. Dividends are accounted for when declared.

       Listed equity securities received as a result of an acquisition of one of the Group's investee companies by a publicly traded company that are held in escrow by an escrow agent, are recognized in the financial statements when the transaction is completed. Reductions are made to the number of shares of listed equity securities held in escrow that are carried in the financial statements as claims are made by the acquiring company against the escrow, or if evidence exists that a claim is probable.

Stock Based Compensation

       The Group accounts for stock based compensation issued to employees in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," which recognizes compensation cost based upon the intrinsic value at the date of grant of the option awarded. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation," which encourages, but does not require, companies to recognize compensation expense for grants of stock options based on their fair value. The Group has elected, as permitted by SFAS 123, to adopt the disclosure requirement of SFAS 123 and to continue to account for stock based compensation under APB 25.

Income Taxes

       The Group accounts for income taxes in accordance with Statement of Financial Accounting Standards No. 109 ("SFAS 109"), "Accounting for Income Taxes." Under SFAS 109, the Group recognizes taxes payable or refundable for the current year, and deferred tax assets and liabilities due to temporary differences in the basis of assets and liabilities between amounts recorded for financial statement and tax purposes.

       The Group provides a valuation allowance for deferred income tax assets if it is more likely than not that some portion of the deferred income tax asset will not be realized. The Group includes in income any increase or decrease in a valuation allowance that results from a change in circumstances that causes a change in judgement about the realization of the related deferred income tax asset.

       The Group includes in additional paid-in capital the tax benefit on share options exercised during the period to the extent that such exercises result in a permanent difference between financial statement and tax basis compensation expense.

Earnings Per Share and ADS

         The Group calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." This statement requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income or loss by the weighted average number of Ordinary Shares outstanding during the applicable period, excluding shares held by the Employee Share Option Trust and the Agent Loyalty Opportunity Trust which are regarded as treasury stock for the purposes of this calculation. The Group has issued employee share options, which are considered potential common stock under SFAS 128. Diluted earnings per share is calculated by dividing net income by the weighted average number of Ordinary Shares outstanding during the applicable period as adjusted for these potentially dilutive options which are determined based on the "Treasury Stock Method."

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Foreign Currencies

       The Group uses the U.S. dollar as its functional currency. Assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the prevailing exchange rates at the balance sheet date. Individual income statement items are translated to U.S. dollars at prevailing exchange rates on the transaction date. The resulting net difference on balance sheet translation is shown as a separate component of shareholders' equity. Foreign currency transaction gains and losses are recorded in the income statement.

Comprehensive Income

       Comprehensive income consists of net income; changes in unrealized gains or losses on available-for-sale securities, net of income taxes and deferred policy acquisition cost amortization adjustments; and foreign currency translation gains or losses arising on the translation of the Group's Jersey, Channel Islands insurance subsidiary.

Recently Issued Accounting Pronouncements

       In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This statement requires that derivatives be recognized as assets and liabilities, and be measured at fair value, with changes in the fair value being accounted for within net income, unless qualifying for hedge accounting. In June 1999, the FASB issued Statement of Financial Accounting Standard No. 137 ("SFAS 137") which deferred the effective date of SFAS 133 to all fiscal quarters of all fiscal years beginning after June 15, 2000. In June 2000, the FASB issued Statement of Financial Accounting Standard No. 138 ("SFAS 138") which amended the accounting and reporting standards of SFAS 133 for certain derivative instruments and certain hedging activities. The Group will adopt SFAS 133, as amended by SFAS 137 and SFAS 138, on January 1, 2001. The adoption of this financial standard will not have a material impact upon the presentation of the Group's results of operations and financial position.

Use of Estimates

       The preparation of financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses for the reporting period. Estimates are inherently subject to change and actual results could differ from the estimates. Certain significant estimates, including those used to determine life insurance policy liabilities and deferred policy acquisition costs, are disclosed throughout these notes to the financial statements.

Reclassifications

       Certain reclassifications were made to prior years' balances to conform with the current year's presentation. These reclassifications have no effect on prior years' net income or shareholders' equity.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Note 2.    Investments

Summary Cost and Fair Value Information

Fixed Maturity Securities

       An analysis of fixed maturity securities is as follows:

                                                                      December 31,
                          --------------------------------------------------------------------------------------------------
                                                2000                                              1999
                          -----------------------------------------------   ------------------------------------------------
                                         Gross       Gross      Estimated                  Gross       Gross       Estimated
                           Amortized   Unrealized  Unrealized     Fair       Amortized   Unrealized  Unrealized      Fair
                             Cost        Gains       Losses       Value        Cost        Gains       Losses        Value
                          ----------   ---------   ---------   ----------   ----------   ---------   ----------   ----------
                                                                    (In thousands)
Available-for-sale:
U.S. treasury securities. $      982   $       -   $     (13)  $      969   $      979   $       -   $       (9)  $      970
Non-U.S. government
  debt securities........     21,750       1,037           -       22,787       10,969         529          (38)      11,460
Non-U.S. corporate
  debt securities........    178,167       3,558      (6,616)     175,109      111,188         304       (5,993)     105,499
Corporate debt securities    923,179      12,992     (63,885)     872,286      692,551         944      (44,775)     648,720
Mortgage-backed securities    99,334       1,584        (179)     100,739      106,222         164       (3,900)     102,486
Private corporate debt
  securities............      33,708          29      (1,488)      32,249       33,151      11,858            -       45,009
Other debt securities...      95,193         676      (7,993)      87,876       82,025          94       (7,198)      74,921
                          ----------   ---------   ---------   ----------   ----------   ---------    ---------   ----------
                          $1,352,313   $  19,876   $ (80,174)  $1,292,015   $1,037,085   $  13,893   $  (61,913)  $  989,065
                          ----------   ---------   ---------   ----------   ----------   ---------   ----------   ----------
Held-to-maturity:
U.S. treasury securities. $    2,240   $      15   $     (22)  $    2,233   $    2,242   $      29   $      (14)  $    2,257
U.S. municipal securities      2,044          41           -        2,085        2,158          36           (3)       2,191
Non-U.S. government
  debt securities ......         195           -           -          195          182           -           (2)         180
Non-U.S. corporate
  debt securities ......       1,301          28           -        1,329        6,816          90           (2)       6,904
Corporate debt securities     11,410         186         (64)      11,532       12,312         147         (228)      12,231
Mortgage-backed securities    88,151       1,626        (153)      89,624       99,816         480       (1,735)      98,561
Private corporate debt
  securities............      22,173         229           -       22,402       98,483         259            -       98,742
Other debt securities...           -           -           -            -          101           -            -          101
                          ----------   ---------   ---------   ----------   ----------   ---------   ----------   ----------
                          $  127,514   $   2,125   $    (239)   $ 129,400   $  222,110   $   1,041   $   (1,984)  $  221,167
                          ----------   ---------   ---------   ----------   ----------   ---------   ----------   ----------
Total fixed maturity
  securities              $1,479,827   $  22,001   $ (80,413)  $1,421,415   $1,259,195   $  14,934   $  (63,897)  $1,210,232
                          ----------   ---------   ---------   ----------   ----------   ---------   ----------   ----------
                          ----------   ---------   ---------   ----------   ----------   ---------   ----------   ----------

       There were no sales of fixed maturity securities classified as held-to-maturity during 2000. During 1999, one fixed maturity security classified as held-to-maturity was sold for $8,342,000, resulting in no gain or loss. This security was sold due to credit concerns.

       Non-income producing fixed maturity securities during 2000 totaled $11,527,000 at amortized cost as of December 31, 2000.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Contractual Maturities

       The amortized cost and estimated fair value of fixed maturity securities as of December 31, 2000 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities as certain issuers have the right to call and certain borrowers have the right to prepay obligations without penalty.


                                                              Available-for-Sale              Held-to-Maturity
                                                           -----------------------        -----------------------
                                                                         Estimated                     Estimated
                                                            Amortized      Fair            Amortized     Fair
                                                              Cost         Value             Cost        Value
                                                           ----------   ----------        ----------   ----------
                                                                (In thousands)                (In thousands)

Due in one year or less ...........................        $    6,676   $    6,681        $    7,508   $    7,542
Due after one year through five years .............           306,593      301,518            19,184       19,293
Due after five years through ten years ............           563,387      540,623               796          801
Due after ten years ...............................           376,323      342,454            11,875       12,140
                                                           ----------   ----------        ----------   ----------
                                                            1,252,979    1,191,276            39,363       39,776
Mortgage-backed securities ........................            99,334      100,739            88,151       89,624
                                                           ----------   ----------        ----------   ----------
                                                           $1,352,313   $1,292,015        $  127,514   $  129,400
                                                           ----------   ----------        ----------   ----------
                                                           ----------   ----------        ----------   ----------

Equity Securities

       Equity  securities  are  comprised  of  available-for-sale   and  trading
securities. An analysis of equity securities is as follows:

                                                                     December 31,
                          --------------------------------------------------------------------------------------------------
                                               2000                                         1999
                          -----------------------------------------------   ------------------------------------------------
                                         Gross      Gross       Estimated                  Gross       Gross       Estimated
                                      Unrealized  Unrealized      Fair                   Unrealized  Unrealized      Fair
                             Cost        Gains      Losses        Value        Cost        Gains       Losses        Value
                          ----------   ---------   ---------   ----------   ----------   ---------   ----------   ----------
                                                                   (In thousands)
Private corporate equity
  securities............. $  226,799   $       -   $       -   $  226,799   $  174,592   $       -   $        -   $  174,592
Listed equity securities.     12,143         124      (9,663)       2,604       11,811          94       (3,571)       8,334
                          ----------   ---------   ---------   ----------   ----------   ---------   ----------   ----------
Total available-for-sale
  equity securities......    238,942         124      (9,663)     229,403      186,403          94       (3,571)     182,926

Trading securities.......     99,747     264,433     (10,284)     353,896       34,680     367,295       (2,131)     399,844
                          ----------   ---------   ---------   ----------   ----------   ---------   ----------   ----------
Total equity securities.. $  338,689   $ 264,557   $ (19,947)  $  583,299   $  221,083   $ 367,389   $   (5,702)  $  582,770
                          ----------   ---------   ---------   ----------   ----------   ---------   ----------   ----------
                          ----------   ---------   ---------   ----------   ----------   ---------   ----------   ----------

       Trading securities are carried at fair value with changes in net unrealized gains (losses) of $(111,014,000), $348,906,000 and $16,258,000 included in earnings during 2000, 1999 and 1998, respectively.

Investment Concentration and Risk

         As of December 31, 2000, investments in fixed maturity and equity securities included two corporate issuers representing more than ten percent of shareholders' equity. Trading securities included investments in

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

New Focus, Inc. and Siebel Systems recorded at market values of $160,385,000 and $62,487,000, respectively, as of December 31, 2000. These investments were not held as of December 31, 1999. Fixed maturity securities considered less than investment grade approximated 13.1% and 19.3% of total fixed maturity securities as of December 31, 2000 and 1999, respectively.

Changes in Net Unrealized Gains (Losses) on Available-for-Sale Securities

       The net unrealized losses after deferred policy acquisition cost adjustments on fixed maturity securities classified as available-for-sale as of December 31, 2000 totaled $29,118,000 before tax and $18,993,000 after tax, and as of December 31, 1999 totaled $24,662,000 before tax and $16,030,000 after tax.

       Changes in net unrealized gains (losses) on available-for-sale securities included in other comprehensive income for the years ended December 31, 1998, 1999 and 2000 were as follows:


                                                                                        Net Unrealized Gains (Losses)
                                                                                 -------------------------------------------
                                                                                     Debt          Equity
                                                                                  Securities     Securities       Total
                                                                                 -------------  -------------  -------------
                                                                                                (In thousands)

Net unrealized gains (losses) on available-for-sale securities as of
  December 31, 1997 .........................................................    $       2,903  $       3,316  $       6,219
Changes during the year ended December 31, 1998:
Decrease in stated amount of securities......................................          (19,772)        (2,595)       (22,367)
Decrease in amortization of deferred policy acquisition costs................            8,303              -          8,303
Decrease in deferred income tax liabilities..................................            4,014            389          4,403
                                                                                 -------------  -------------  -------------
Net unrealized gains (losses) on available-for-sale securities as of
  December 31, 1998..........................................................           (4,552)         1,110         (3,442)

Changes during the year ended December 31, 1999:
Decrease in stated amount of securities......................................          (38,452)        (4,290)       (42,742)
Decrease in amortization of deferred policy acquisition costs................           20,793              -         20,793
Decrease in deferred income tax liabilities..................................            6,181            845          7,026
                                                                                 -------------  -------------  -------------
Net unrealized gains (losses) on available-for-sale securities as of
  December 31, 1999..........................................................          (16,030)        (2,335)       (18,365)

Changes during the year ended December 31, 2000:
Decrease in stated amount of securities......................................          (10,198)        (6,062)       (16,260)
Decrease in amortization of deferred policy acquisition costs................            5,741              -          5,741
Decrease in deferred income tax liabilities..................................            1,494          2,188          3,682
                                                                                 -------------  -------------  -------------
Net unrealized gains (losses) on available-for-sale securities as of
  December 31, 2000..........................................................    $     (18,993) $      (6,209) $     (25,202)
                                                                                 -------------  -------------  -------------
                                                                                 -------------  -------------  -------------

Net Investment Income

       The details of investment income, net of investment expenses, are as follows:

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES


                                                                                            Years Ended December 31,
                                                                                 -------------------------------------------
                                                                                      2000           1999          1998
                                                                                 -------------  -------------  -------------
                                                                                                (In thousands)
Interest on fixed maturity securities.....................................       $     112,039  $      94,546  $      89,811
Dividends on equity securities............................................                 431            213             69
Interest on policy loans..................................................                 640            606            539
Interest on cash and cash equivalents.....................................               3,389          3,780          5,296
                                                                                 -------------  -------------  -------------
Gross investment income...................................................             116,499         99,145         95,715
Investment expenses.......................................................                (494)          (138)          (749)
                                                                                 -------------  -------------  -------------
                                                                                       116,005         99,007         94,966
Interest credited on insurance policyholder accounts......................             (94,065)       (73,753)       (68,067)
                                                                                 -------------  -------------  -------------
Net investment income.....................................................       $      21,940  $      25,254  $      26,899
                                                                                 -------------  -------------  -------------
                                                                                 -------------  -------------  -------------

       Investment expenses included professional fees, salaries and other allocated costs of investment management and administration.

Realized Gains and Losses and Impairments

       Information about net and gross realized gains and losses on securities transactions is as follows:


                                                                                          Years Ended December 31,
                                                                                 -------------------------------------------
                                                                                      2000           1999          1998
                                                                                 -------------  -------------  -------------
                                                                                                (In thousands)
Net realized gains (losses) on securities transactions:
Fixed maturities, available-for-sale.......................................      $          13  $      (6,735) $       9,196
Fixed maturities, held-to-maturity.........................................            (28,274)       (36,862)        (2,734)
Trading securities.........................................................            186,516         34,403              -
Equity securities, available-for-sale......................................            (12,709)           613          3,546
                                                                                 -------------  -------------  -------------
                                                                                 $     145,546  $      (8,581) $      10,008
                                                                                 -------------  -------------  -------------
                                                                                 -------------  -------------  -------------

Gross  realized  gains (losses) on securities  transactions:
Fixed  maturities, available-for-sale:
    Gross gains............................................................      $         244  $       2,179  $      10,002
    Gross losses...........................................................               (231)        (8,914)          (806)
Fixed maturities, held-to-maturity:
    Gross losses...........................................................            (28,274)       (36,862)        (2,734)
Trading securities:
    Gross gains............................................................            187,717         34,403              -
    Gross losses...........................................................             (1,201)             -              -
Equity securities, available-for-sale:
    Gross gains............................................................                179          7,822          4,388
    Gross losses...........................................................            (12,888)        (7,209)          (842)
                                                                                 -------------  -------------  -------------
Net realized investment gains (losses) on securities transactions..........      $     145,546  $      (8,581) $      10,008
                                                                                 -------------  -------------  -------------
                                                                                 -------------  -------------  -------------

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

       During 2000, securities with an aggregate carrying value of $27,674,000 classified as held-to-maturity and $12,869,000 classified as available-for-sale were considered other than temporarily impaired by management. These realized losses totaling $40,543,000 were recorded in the consolidated income statement. Fixed maturity securities with an aggregate carrying value of $23,397,000 and $20,122,000 in 2000 and 1999, respectively, classified as held-to-maturity were exchanged into preferred stock and classified as available-for-sale. The exchanges resulted from refinancings by the investee companies and there were no gains or losses recorded in the consolidated income statement.

Listed Equity Securities Held in Escrow

       As a result of the acquisitions of four companies in which the Group held private equity investments during 2000, the Group received publicly traded stock in the acquiring companies. In these transactions, a portion, generally 10-15%, of the shares to be received were withheld and deposited into escrow with an escrow agent, to serve as security for any damages caused to the acquiror as a result of any inaccuracy or breach of representations and warranties made by the acquired company, or any action, suit or proceeding pending against the acquired company.

       The aggregate market value of the Group's listed equity securities held in escrow as of December 31, 2000 was $22,956,000. During February 2001, one of the escrow accounts was released in full and the Group received shares valued at $12,687,000 as of December 31, 2000. The remaining escrow shares are all scheduled to be released during 2001, subject to claims made by the acquiring companies. The shares have been fully reflected in the consolidated financial statements as of December 31, 2000. The Group is not aware of any actual or potential claims, after making enquiries, other than a pending claim estimated at $100,000 which has been reflected in the carrying value stated above.


Note 3.    Deferred Policy Acquisition Costs

       Deferred policy acquisition cost activity was as follows:

                                                                                            Years Ended December 31,
                                                                                 -------------------------------------------
                                                                                      2000          1999           1998
                                                                                 -------------  -------------  -------------
                                                                                                (In thousands)

Balance as of January 1.....................................................     $     144,518  $     114,681  $     103,382
Deferral of costs relating to:
Commissions ................................................................            32,634         21,996         15,955
Other ......................................................................             6,392          3,844          3,212
                                                                                 -------------  -------------  -------------
                                                                                        39,026         25,840         19,167
Amortization relating to:
Operations .................................................................             9,420          8,324          8,171
Investment gains ...........................................................            11,735          8,473          8,000
                                                                                 -------------  -------------  -------------
                                                                                        21,155         16,797         16,171
                                                                                 -------------  -------------  -------------
Net deferral ...............................................................            17,871          9,043          2,996
Adjustment for unrealized losses on available-for-sale fixed
   maturity securities......................................................             5,740         20,794          8,303
Decrease due to foreign exchange............................................               (27)             -              -
                                                                                 -------------  -------------  -------------
Balance as of December 31 ..................................................     $     168,102  $     144,518  $     114,681
                                                                                 -------------  -------------  -------------
                                                                                 -------------  -------------  -------------

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Note 4.    Receivables

       An analysis of receivables is as follows:

                                                                                           December 31,
                                                                                 ----------------------------
                                                                                     2000           1999
                                                                                 -------------  -------------
                                                                                        (In thousands)

Fee income receivable ......................................................     $       1,666  $       1,404
Allowance for doubtful accounts ............................................                (5)           (16)
Due from brokers ...........................................................             8,799         27,048
Income tax refund receivable ...............................................             5,520          2,640
Other receivables ..........................................................             1,242          3,091
                                                                                 -------------  -------------
Total receivables ..........................................................     $      17,222  $      34,167
                                                                                 -------------  -------------
                                                                                 -------------  -------------

Note 5.    Intangible Assets

       Intangible assets consist primarily of goodwill and the cost of acquiring U.S. state life insurance licenses. Intangible asset activity was as follows:

                                                                                          Years Ended
                                                                                          December 31,
                                                                                 ----------------------------
                                                                                      2000          1999
                                                                                 -------------  -------------
                                                                                        (In thousands)

Cost:
Balance as of January 1 ....................................................     $       8,155  $       8,362
Disposals ..................................................................               (39)          (207)
                                                                                 -------------  -------------
Balance as of December 31 ..................................................             8,116          8,155

Accumulated amortization:
Accumulated amortization as of January 1 ...................................             3,480          3,046
Amortization recorded.......................................................               462            451
Accumulated amortization on disposals ......................................               (39)           (17)
                                                                                 -------------  -------------
Accumulated amortization as of December 31 .................................             3,903          3,480
                                                                                 -------------  -------------
Net book value as of December 31 ...........................................     $       4,213  $       4,675
                                                                                 -------------  -------------
                                                                                 -------------  -------------

Note 6.    Life Insurance Policy Liabilities

       An analysis of life insurance policy liabilities is as follows:

                                                                                         December 31,
                                                                                 ----------------------------
                                                                                      2000           1999
                                                                                 -------------  -------------
                                                                                       (In thousands)
Future policy benefits:
   Immediate annuities......................................................     $     169,357  $     167,822
Policyholder contract deposits:
   Deferred annuities ......................................................         1,468,070      1,194,872
   Universal life products .................................................            49,574         51,697
Other policy claims and benefits ...........................................             4,600          2,032
                                                                                 -------------  -------------
                                                                                 $   1,691,601  $   1,416,423
                                                                                 -------------  -------------
                                                                                 -------------  -------------

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

       The liability for future policy benefits and policyholder contract deposits was determined based on the following assumptions:

Interest Rate Assumptions

       Credited interest rates for universal life-type products ranged from 5.5% to 6.25% in 2000 and in 1999. Guarantees ranged from 4.0% to 5.5% in 2000 and in 1999. For annuity products, credited interest rates generally ranged from 5.0% to 8.75% in 2000, and from 5.0% to 7.75% in 1999. The interest rates credited on immediate annuities ranged from 1% to 11% in 2000 and 1999.

Mortality Assumptions

       Assumed mortality rates were generally based on experience multiples applied to Select and Ultimate Tables commonly used in the industry. For immediate annuities, mortality assumptions were based on blends of the 1983a and 1979-81 U.S. Life Tables.

Withdrawal Assumptions

       Withdrawal charges on deferred annuities generally ranged from 9% to 12%, grading to zero over a period of up to 12 years. Withdrawal assumptions for individual life insurance policies were based on historical company experience and varied by issue, age, type of coverage and policy duration.


Note 7.   Statutory Financial Information and Restrictions

       The Group's U.S. life insurance subsidiary, London Pacific Life & Annuity Company ("LPLA"), prepares financial statements on the basis of statutory accounting practices ("SAP") prescribed or permitted by the insurance department in North Carolina, its state of domicile. Prescribed SAP include a variety of publications promulgated by the National Association of Insurance Commissioners ("NAIC") as well as U.S. state laws, regulations and administrative rules. In 1998, the NAIC adopted codified statutory accounting principles. The purpose of codification is to create uniformity in statutory financial reporting across U.S. states. The North Carolina Insurance Department has adopted codification, effective January 1, 2001. The Group expects the implementation of the new SAP will not have a material adverse impact on LPLA's statutory surplus.

       Prior to January 1, 2001, the principal differences between SAP and U.S. GAAP ("GAAP") were: (i) policy acquisition costs were expensed as incurred under SAP, but were deferred and amortized under GAAP, (ii) amounts collected from holders of universal life-type and annuity products were recognized as premiums when collected under SAP, but were initially recorded as contract deposits under GAAP, with cost of insurance recognized as revenue when assessed and other contract charges recognized as revenue over the periods for which services were provided, (iii) the classification and carrying amount of investments in certain securities were different under SAP than under GAAP, (iv) the criteria for providing asset valuation allowances, and the methodologies used to determine the amounts thereof, were different under SAP than GAAP, (v) the timing of establishing certain reserves, and the methodologies used to determine the amounts thereof, were different under SAP than under GAAP, (vi) no provision was made for deferred income taxes under SAP, and (vii) certain assets were not admitted for purposes of determining surplus under SAP.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

       A comparison of net income and statutory capital and surplus of LPLA determined on the basis of SAP to net income and shareholders' equity of LPLA on the basis of GAAP is as follows:

                                                                                     2000           1999           1998
                                                                                 -------------  -------------  -------------
                                                                                                (In thousands)

Statutory Accounting Practices:
Net income (loss) for the years ended December 31..........................      $     (13,246) $         993  $         133
Statutory capital and surplus as of December 31 ...........................            152,955        166,701         80,316

Generally Accepted Accounting Principles:
Net income (loss) for the years ended December 31..........................            (33,538)        95,593         15,470
Shareholders' equity as of December 31 ....................................      $     179,097  $     215,134  $     162,814


       Risk based capital ("RBC") requirements promulgated by the NAIC require life insurers to maintain minimum capitalization levels that are determined based on formulas incorporating credit risk, insurance risk, interest rate risk and general business risk. As of December 31, 2000, LPLA's adjusted capital and surplus exceeded their authorized control level of RBC. Included within the statutory capital and surplus as of December 31, 2000 shown above were $20,000,000 of notes issued by LPLA to a sister company.

       The insurance statutes of the state of domicile limit the amount of dividends that LPLA can pay annually without first obtaining regulatory approval. Generally, the limitations are based on a combination of statutory net gain from operations for the preceding year, 10% of statutory surplus at the end of the preceding year, and dividends and distributions made during the preceding twelve months. No dividends can be paid by LPLA during 2001 without regulatory approval.


Note 8.    Notes Payable

       On May 2, 2000, the Group's credit facility with a bank was extended until April 2002, under which the Group may borrow up to $50,000,000 for general corporate purposes. As of December 31, 2000 and 1999, $35,556,000 and $0, respectively, was outstanding under this credit facility, and $14,074,000 and $11,842,000, respectively, was utilized in the form of letters of credit and guarantees in connection with certain portfolio companies which are highly leveraged. The credit facility bears interest at variable rates based on LIBOR. The annual interest rate on borrowings as of December 31, 2000 was 7.375% and commitment fees were charged at 0.375% per annum on the unutilized balance during 2000. The facility may be extended annually by mutual consent of the Group and the lender after April 2002.


Note 9.    Income Taxes

       The Group is subject to taxation on its income in all countries in which it operates based upon the taxable income arising in each country. However, realized gains on certain investments are exempt from Jersey and Guernsey taxation. This and other tax benefits which may not recur have reduced the tax charge in 2000, 1999 and 1998.

       The Group is subject to income tax in Jersey at a rate of 20%. In the United States, the Group is subject to both federal and California taxes charged at 34-35% and 8.84%, respectively.

       The provision for income taxes differs from the amount computed by applying the Jersey, Channel Islands statutory income tax rate of 20% to income before taxes from continuing operations. The sources and tax effects of the difference are as follows:

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                                                                                          Years Ended December 31,
                                                                                 -------------------------------------------
                                                                                      2000          1999           1998
                                                                                 -------------  -------------  -------------
                                                                                               (In  thousands)

Income taxes computed at Jersey statutory income tax rate of 20%.............    $       3,002  $      61,132  $       5,776
Realized and unrealized investment gains not subject to taxation in
   Jersey (losses not deductible)............................................          (37,344)           112           (755)
Other losses not deductible in Jersey........................................            1,676            796            792
Income in Guernsey not subject to taxation (losses not deductible)...........           23,171        (32,414)           (18)
Taxes on income at higher than 20% statutory Jersey rate:
   Realized and unrealized investment gains and losses in the U.S............           (6,273)        22,793          3,619
   Other income and losses in the U.S. ......................................             (626)         1,375           (412)
Adjustment of prior years' provisions .......................................           (1,053)             -         (3,577)
Other .......................................................................                -             (8)            (6)
                                                                                 -------------  -------------  -------------
Actual tax expense (benefit) ................................................    $     (17,447) $      53,786  $       5,419
                                                                                 -------------  -------------  -------------
                                                                                 -------------  -------------  -------------



       The Group recognizes assets and liabilities for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of assets and liabilities are recovered or settled. The deferred income tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary. Deferred income tax assets and liabilities are disclosed net in the consolidated financial statements when they arise within the same tax jurisdiction and tax return.

       The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below. Net deferred income tax liabilities existed as of December 31, 2000 and 1999 in the U.S. life insurance subsidiary which files a separate U.S. federal tax return. Net deferred income tax assets existed as of December 31, 2000 and 1999 in the U.S. non-life subsidiaries which file consolidated federal tax returns for two separate non-life groups.

                                                                                          December 31,
                                                                                 ----------------------------
                                                                                      2000          1999
                                                                                 -------------  -------------
                                                                                      (In  thousands)
Deferred income tax assets:
Net operating loss carry forwards ...........................................    $       6,822  $           -
Unrealized losses on investments.............................................           27,967         21,152
Insurance policyholder liabilities ..........................................           27,013         27,199
Other assets.................................................................               26            956
                                                                                 -------------  -------------
                                                                                        61,828         49,307
                                                                                 -------------  -------------
Deferred income tax liabilities:
Unrealized gains on investments .............................................          (46,687)       (57,860)
Accretion recognized on a cash basis for income tax purposes ................           (3,830)        (3,098)
Cost of policies produced ...................................................          (52,757)       (46,020)
Other liabilities ...........................................................             (141)          (225)
                                                                                 -------------  -------------
                                                                                      (103,415)      (107,203)
                                                                                 -------------  -------------
Net deferred income tax liabilities..........................................    $     (41,587) $     (57,896)
                                                                                 -------------  -------------
                                                                                 -------------  -------------

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES


                                                                                          December 31,
                                                                                 ----------------------------
                                                                                      2000          1999
                                                                                 -------------  -------------
                                                                                      (In  thousands)

Deferred income tax assets:
Net operating loss carry forwards ..........................................     $       6,553  $       2,904
Revenues and expenses recognized on a cash basis for income tax purposes ...             1,713          1,303
Intangible assets ..........................................................                 -             42
Unrealized losses on investments ...........................................                 -            739
Other assets ...............................................................             2,490          1,176
Valuation allowance ........................................................            (6,121)        (4,154)
                                                                                 -------------  -------------
Deferred income tax assets, net of valuation allowance .....................             4,635          2,010

Deferred income tax liabilities:
Depreciation, amortization and other.........................................             (358)          (285)
                                                                                 -------------  -------------
Net deferred income tax assets...............................................    $       4,277  $       1,725
                                                                                 -------------  -------------
                                                                                 -------------  -------------

       Income taxes in the following amounts would have arisen if the distributable earnings of subsidiaries were remitted to the parent. No provision for deferred income taxes has been made for these potential liabilities, as there is currently no intention to distribute such earnings.

                                                                                                 December 31,
                                                                                 -------------------------------------------
                                                                                      2000           1999           1998
                                                                                 -------------  -------------  -------------
                                                                                                (In thousands)

Potential tax liability on distributable earnings of subsidiaries .........      $      24,507  $      30,985  $      34,553
                                                                                 -------------  -------------  -------------
                                                                                 -------------  -------------  -------------

Note 10.    Shareholders' Equity

       The Company has authorized 86,400,000 Ordinary Shares with a par value of $0.05 per share. As of December 31, 2000 and 1999, there were 64,433,313 Ordinary Shares issued and outstanding.

       Changes in the number of Ordinary Shares were as follows:

                                                                                             Years Ended December 31,
                                                                                 -------------------------------------------
                                                                                      2000          1999           1998
                                                                                 -------------  -------------  -------------
                                                                                                (In thousands)

Shares issued as of January 1..............................................             64,433         64,424         68,328
New share capital issued...................................................                  -              9             64
Purchase of shares by the Company..........................................                  -              -         (3,968)
                                                                                 -------------  -------------  -------------
Shares issued as of December 31 ...........................................             64,433         64,433         64,424
                                                                                 -------------  -------------  -------------
                                                                                 -------------  -------------  -------------

       Total dividends declared were $0.29 gross per Ordinary Share ($0.232 net of 20% Jersey tax) and $0.232 per ADS (net of 20% Jersey tax) during each of the years ended December 31, 2000, 1999 and 1998, or $11,625,000, $11,446,000 and
$12,749,000, respectively, in total.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

       The Group has two share incentive plans as described in Note 14 to the Consolidated Financial Statements. Under the terms of these plans, shares of the Company may be purchased in the open market and held in trust. These shares are owned by the employee benefit trusts, which are subsidiaries of the Company for financial reporting purposes.

       Changes in the number of shares held by The London Pacific Group 1990 Employee Share Option Trust ("ESOT") and the Agent Loyalty Opportunity Trust ("ALOT") were as follows:


                                                               Years Ended December 31,
                                       ------------------------------------------------------------------------
                                                 2000                    1999                     1998
                                       ----------------------   ----------------------   ----------------------
                                          ESOT        ALOT         ESOT        ALOT         ESOT         ALOT
                                       ----------  ----------   ----------  ----------   ----------  ----------
                                                                    (In thousands)

Shares held as of January 1 ..........     14,682         650       14,527         650       12,886         325
Purchased ............................        694           -          865           -        3,398         325
Exercised ............................     (3,214)          -         (710)          -       (1,757)          -
Transfer between trusts ..............        212        (212)           -           -           -            -
                                       ----------  ----------   ----------  ----------   ----------  ----------
Shares held as of December 31.........     12,374*        438       14,682         650       14,527         650
                                       ----------  ----------   ----------  ----------   ----------  ----------
                                       ----------  ----------   ----------  ----------   ----------  ----------

*  604,000 held in ADR form.


Note 11.    Commitments and Contingencies

Lease Commitments

       The Group leases furniture, fixtures and equipment under capital and operating leases with terms in excess of one year. The Group also leases office space under operating leases. Total rent expense on operating leases was $1,237,000, $1,442,000 and $1,790,000 for the years ended December 31, 2000,
1999 and 1998, respectively.

       Future minimum lease payments required under capital and non-cancellable operating leases with terms of one year or more, as of December 31, 2000 were as follows:

                                                                                Capital     Operating
                                                                                Leases        Leases
                                                                                -------      --------
                                                                                   (In thousands)
2001 .......................................................................    $   261      $  1,334
2002 .......................................................................        244           864
2003 .......................................................................        134           708
2004 .......................................................................         38           481
2005 .......................................................................          7           201
2006 and thereafter ........................................................          -           388
                                                                                -------      --------
Total ......................................................................        684      $  3,976
                                                                                -------      --------
                                                                                             --------
Less amounts representing interest .........................................        (97)
                                                                                -------
Present value of net minimum lease payments ................................    $   587
                                                                                -------
                                                                                -------


                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Letters of Credit and Guarantees

       For disclosure of letters of credit and guarantees, see Note 8 to the Consolidated Financial Statements.


Note 12.   Fair Value of Financial Instruments

       Substantially all financial instruments used in the Group's trading and investing activities are carried at fair value or amounts that approximate fair value. Fair value is based generally on listed market prices or broker-dealer price quotations. To the extent that prices are not readily available, or if liquidating the Group's position is reasonably expected to affect market prices, estimated fair value is based on internal valuation models and estimates made by management.

       With the exception of the fixed maturity securities classified as held-to-maturity, which are held at amortized cost, the carrying values of the Group's financial assets are equal to estimated fair value.

       It is not practicable for the Group to estimate with sufficient reliability a meaningful fair value range for its portfolio of private corporate securities because of the many qualitative rather than quantitative factors that would require consideration in making such an estimate.

       Considerable judgement is required in interpreting market data used to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

       The carrying values and estimated fair values of the Group's financial instruments were as follows:

                                                                               December 31,
                                                      ------------------------------------------------------
                                                               2000                          1999
                                                      ------------------------      ------------------------
                                                       Carrying     Estimated        Carrying     Estimated
                                                        Value       Fair Value        Value       Fair Value
                                                      ----------    ----------      ----------    ----------
                                                                           (In thousands)

Financial assets:
Cash and cash equivalents .......................     $  114,285    $  114,285      $   49,703    $   49,703
Cash held in escrow .............................              -             -           3,110         3,110
Investments:
  Fixed maturities:
       Available-for-sale........................      1,292,015     1,292,015         989,065       989,065
       Held-to-maturity..........................        127,514       129,400         222,110       221,167
   Equity securities:
       Trading...................................        353,896       353,896         399,844       399,844
       Available-for-sale........................        229,403       229,403         182,926       182,926
   Policy loans..................................         10,301        10,301          10,385        10,385
Assets held in separate accounts.................        206,325       206,325         125,528       125,528

Financial liabilities:
Life insurance policy liabilities ...............      1,691,601     1,597,951       1,416,423     1,346,923
Liabilities related to separate accounts.........        203,806       188,683         126,703       118,599
Notes payable....................................         35,556        35,556               -             -

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

       The following methods and assumptions were used by the Group in estimating the fair value of the financial instruments presented:

Cash and Cash Equivalents: The carrying amounts reported in the consolidated balance sheet for these instruments approximated fair value.

Fixed Maturity Securities: Fair values for fixed maturity securities classified as available-for-sale and held-to-maturity were generally based upon quoted market prices and appropriate valuation methodologies.

Equity Securities:
a) Trading Securities: Fair value for equity securities classified as trading were based on quoted market prices.

b) Available-for-Sale Securities: Fair values for equity securities classified as available-for-sale were generally based upon quoted market prices and appropriate valuation methodologies.

Policy Loans: The carrying amounts reported in the consolidated balance sheet for these instruments approximated fair value.

Assets Held in Separate Accounts: Fair values for assets held in separate accounts were based on quoted market prices.

Life Insurance Policy Liabilities: The balance sheet caption "Life insurance policy liabilities" includes investment-type insurance contracts (i.e., deferred annuities and universal life contracts) and immediate annuity contracts. The estimated fair values of deferred annuity and universal life policies were based on the account values after deduction of surrender charges. The estimated fair values of immediate annuity contracts were based on the present value of expected benefits using a discount rate equal to the five-year U.S. Treasury rate.

Liabilities Related to Separate Accounts: The estimated fair values of deferred annuity and variable annuity policies were based on the account values after deduction of surrender charges.

Notes Payable: The carrying amounts reported in the consolidated balance sheet for these instruments approximated fair value as the bank borrowings bear interest at a variable rate.


Note 13.    Employee Benefit Plan

1993 Deferred Compensation Plan

       The Group sponsors a deferred compensation plan for certain U.S. employees. It is designed to allow these employees the opportunity to participate in the potential gains to be realized by the Group from selected private company investments made by the Group. Plan participants may elect to defer payment of all or a portion of their compensation and then to invest in, on a "phantom" basis, securities which mirror the performance of private investments made by the Group. The participants do not actually own the underlying securities and do not risk their original principal amount deemed to be invested in the underlying securities. Under the terms of the plan, as amended, participants may elect to receive in cash, or to rollover into the plan, "redemption" amounts (e.g., amounts realized in cash by the Group on the underlying investments, return of principal amounts upon reaching specified expiration dates, or amounts related to an annual election to redeem out of certain publicly traded underlying securities). The Group does not fund this plan and the rights of the participants to receive payments from the plan are unsecured claims against the Group. As of December 31,

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

2000 and  1999,  the  Group's  liability  to  participants  under  this plan was
$5,402,000 and $3,864,000, respectively. In addition, as of those dates, unrealized appreciation on the underlying securities of $2,089,000 and $1,936,000, respectively, had been accrued but was not yet payable to participants.

       The Group recognized expense related to this deferred compensation plan of $1,412,000, $2,476,000 and $173,000 for the years ended December 31, 2000,
1999 and 1998, respectively.


Note 14.    Share Incentive Plans

       The Group has two share incentive plans for employees, agents and directors of London Pacific Group Limited and its subsidiaries that provide for the issuance of share options and stock appreciation rights.

Employee Share Option Trust

       The London Pacific Group 1990 Share Option Trust ("ESOT") provides for the granting of share options to employees and directors. The objectives of this plan include retaining the best personnel and providing for additional performance incentives. Options are granted with an exercise price equal to the fair market value at the date of grant. Such grants to employees are generally exercisable in four equal annual installments beginning one year from the date of grant, subject to employment continuation, and expire seven or ten years from the date of grant. Such grants to directors are fully vested on the date of grant and expire seven or ten years from the date of the grant.

       The ESOT may purchase shares of the Company in the open market, funded each year by a loan from the Company or its subsidiaries up to an annual maximum of 5% of the consolidated net assets of the Group. The loan is unsecured and interest free and is eliminated in the consolidated financial statements. The ESOT has waived its entitlement to dividends on any shares held. See Note 10 to the Consolidated Financial Statements for a summary of the share activity within the ESOT.

       Share option activity for the years ended December 31, 2000, 1999 and 1998 was as follows:


                                                            2000                   1999                   1998
                                                    --------------------   --------------------   --------------------
                                                                Weighted               Weighted               Weighted
                                                    Number      Average    Number      Average    Number      Average
                                                      of        Exercise     of        Exercise     of        Exercise
(Options in thousands)                              Options      Price     Options      Price     Options      Price
                                                    -------     --------   -------     --------   -------     --------

Outstanding as of January 1......................    15,256     $  3.61     14,215     $  3.47     12,356     $  3.42
Granted..........................................       431       19.55      1,852        4.50      3,842        3.38
Exercised........................................    (3,214)       2.62       (710)       3.30     (1,757)       2.96
Forfeited........................................      (160)      12.59       (101)       3.32       (226)       3.34
Expired..........................................      (100)       2.50          -           -          -           -
                                                    -------     -------    -------     -------    -------     -------
Outstanding as of December 31....................    12,213     $  4.32     15,256     $  3.61     14,215     $  3.47
                                                    -------     -------    -------     -------    -------     -------
                                                    -------     -------    -------     -------    -------     -------

Options exercisable as of December 31............     9,632     $  4.05     11,444     $  3.54      9,242     $  3.55
                                                    -------     -------    -------     -------    -------     -------
                                                    -------     -------    -------     -------    -------     -------

       The Group accounts for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No.25 ("APB 25"), "Accounting for Stock Issued to Employees." Under APB 25, no compensation cost is recognized for stock option awards granted at or above fair market value.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

All grants made by the Group were at market value, and thus, no compensation expense was recorded for options granted. However, the Group extended the expiration date on 310,000 outstanding options during 2000 and, in accordance with APB 25, recorded compensation expense of $2,943,000. This expense represents the difference between the exercise price of the options and the market value of the underlying shares at date of extension. Of the options modified, 250,000 were extended for an additional three years from date of expiration, and 60,000 were extended for an additional ten years from date of modification.

       Had compensation expense for the Group's ESOT activity been determined based upon the fair value method in accordance with Statement of Financial Accounting Standard No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation," the Group's net income and earnings per share and ADS would have been reduced to the pro forma amounts as follows:

                                                                                         Years Ended December 31,
                                                                                 -----------------------------------------
                                                                                     2000           1999           1998
                                                                                 -----------    -----------    -----------
                                                                                       (In thousands, except per share
                                                                                               and ADS amounts)

Net income:
As reported..............................................................        $    32,457    $   251,876    $    26,456
Pro forma................................................................             30,896        250,971         25,989
Basic earnings per share and ADS (1):
As reported..............................................................               0.64           5.05           0.51
Pro forma................................................................               0.61           5.03           0.50
Diluted earnings per share and ADS (1):
As reported..............................................................               0.53           4.54           0.49
Pro forma................................................................               0.51           4.53           0.49
Weighted average fair value of each option granted during the year.......        $      9.24    $      0.76    $      0.36

(1) ADS amounts have been restated to reflect the four-for-one split in March 2000.

       The pro forma disclosures shown above were calculated for all options granted after December 31, 1994 using a Black-Scholes option pricing model with the following assumptions:

                                                                                     2000           1999           1998
                                                                                 -----------    -----------    -----------
Expected dividend yield (2) .............................................                 -              -             -
Expected stock price volatility .........................................                67%            31%           26%
Risk-free interest rate .................................................              6.07%          5.49%         5.75%
Weighted average expected life (in years)................................                 5              5             5

(2) As the Company has paid a constant dividend amount for these years, a deduction to the share price was made in the amount of the net present value of the dividend and the dividend yield in the option pricing model was set to zero.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

       Summary information about the Group's share options outstanding as of December 31, 2000 is as follows:

                                       Options Outstanding                         Options Exercisable
                            --------------------------------------------       -----------------------------
                                             Weighted
                                              Average          Weighted                            Weighted
      Range of                               Remaining         Average                             Average
      Exercise                 Number       Contractual        Exercise            Number          Exercise
       Prices               Outstanding        Life             Price           Exercisable         Price
    -----------             -----------    ------------     -------------      --------------    -----------
                          (In thousands)       (Years)                          (In thousands)
     $ 1 -  $ 5                  9,364            3.03       $      3.27               7,338      $    3.24
         6 - 10                  2,486            3.71              6.19               2,194           5.98
        11 - 15                     65            6.42             12.75                   -              -
        16 - 20                    198            9.65             19.18                   -              -
        21 - 25                    100            9.68             21.00                 100          21.00
    -----------              ---------      ----------       -----------        ------------      ---------
      $ 1 -$ 25                 12,213            3.35       $      4.32               9,632      $    4.05
    -----------              ---------      ----------       -----------        ------------      ---------
    -----------              ---------      ----------       -----------        ------------      ---------

Agent Loyalty Opportunity Trust

       The Agent Loyalty Opportunity Trust ("ALOT") provides for the granting of stock appreciation rights ("SARs") on the Company's Ordinary Shares to agents of the U.S. life insurance business. Each award unit entitles the holder to cash compensation equal to the difference between the Company's prevailing share price and the exercise price. The award units are exercisable in four equal annual installments commencing on the first anniversary of the date of grant and are forfeited upon termination of the agency contract. Vesting of the award in any given year is also contingent on the holder of the award surpassing a predetermined benchmark tied to sales and persistency. The SARs expire seven years from the date of grant.

       The ALOT may purchase Ordinary Shares in the open market, funded by a loan from a Group subsidiary. The loan is secured by the shares held in the trust and bears interest based upon the trust's net income before interest for each financial period. The trust receives dividends on all Ordinary Shares held. The loan, interest income, and dividend income are eliminated in the consolidated financial statements. See Note 10 to the Consolidated Financial Statements for a summary of the share activity within the ALOT.

       SAR activity for the years ended December 31, 2000, 1999 and 1998 was as follows:


                                              2000                    1999                   1998
                                      --------------------    --------------------    --------------------
                                                 Weighted                Weighted                Weighted
                                        Number    Average       Number    Average       Number    Average
                                       of Award  Exercise      of Award  Exercise      of Award  Exercise
(Award units in thousands)               Units     Price         Units     Price         Units     Price
                                      ---------  ---------    ---------  ---------    ---------  ---------

Outstanding as of January 1...........     576      $3.65          613      $3.35          228      $3.35
Granted...............................       -          -           94       5.19          396       3.35
Exercised.............................    (109)      3.50          (84)      3.35            -          -
Forfeited.............................     (29)      3.35          (47)      3.35          (11)      3.35
                                       -------    -------      -------    -------      -------    -------
Outstanding as of December 31.........     438      $3.71          576      $3.65          613      $3.35
                                       -------    -------      -------    -------      -------    -------
                                       -------    -------      -------    -------      -------    -------
Award units exercisable as of
  December 31.........................      68      $3.62           62      $3.35           44      $3.35
                                       -------    -------      -------    -------      -------    -------
                                       -------    -------      -------    -------      -------    -------

                LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

       Summary information about the Group's SARs outstanding as of December 31, 2000 is as follows:

                                        Award Units Outstanding                   Award Units Exercisable
                            ---------------------------------------------      -----------------------------
                                             Weighted
                                              Average         Weighted                             Weighted
      Range of                               Remaining        Average                              Average
      Exercise                 Number       Contractual       Exercise             Number          Exercise
       Prices               Outstanding        Life            Price            Exercisable         Price
   -------------            ------------   ------------     -------------      --------------    -----------
                           (In thousands)      (Years)                         (In thousands)
   $        3.35                   353            4.00             $3.35                  58          $3.35
            5.19                    85            5.28              5.19                  10           5.19
   -------------             ---------      ----------       -----------        ------------      ---------
   $3.35 - $5.19                   438            4.25             $3.71                  68          $3.62
   -------------             ---------      ----------       -----------        ------------      ---------
   -------------             ---------      ----------       -----------        ------------      ---------

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25," which was effective for all awards granted after July 1, 2000.

     Compensation expense relating to award grants in the ALOT was accounted for under APB 25, prior to the issuance of FIN 44. Thus, no expense was recognized at the grant dates because all awards were made with an exercise price equal to the prevailing market value. However, compensation expense of $1,943,000 and $300,000 for the years ended December 31, 2000 and 1999, respectively, on exercise of the awards was recognized. This compensation expense was capitalized in the consolidated balance sheet as deferred policy acquisition costs, in accordance with the Group's accounting policy as stated in Note 1 to the Consolidated Financial Statements.


Note 15.    Earnings Per Share and ADS

       A reconciliation of the numerators and denominators for the basic and diluted earnings per share calculations in accordance with Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings per Share," is as follows:

                                                                                           Years Ended December 31,
                                                                                 -------------------------------------------
                                                                                      2000          1999           1998
                                                                                 -------------  -------------  -------------
                                                                                    (In thousands, except share, per share
                                                                                               and ADS amounts)

Net income.............................................................          $      32,457  $     251,876  $      26,456

Basic earnings per share and ADS:
Weighted average number of Ordinary Shares outstanding,
  excluding shares held by the employee benefit trusts.................             50,794,731     49,891,778     52,205,641
                                                                                 -------------  -------------  -------------
                                                                                 -------------  -------------  -------------

Continuing operations .................................................          $        0.64  $        5.05  $        0.45
Discontinued operations ...............................................                      -              -           0.06
                                                                                 -------------  -------------  -------------
Basic earnings per share and ADS ......................................          $        0.64  $        5.05  $        0.51
                                                                                 -------------  -------------  -------------
                                                                                 -------------  -------------  -------------

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES


                                                                                           Years Ended December 31,
                                                                                 -------------------------------------------
                                                                                      2000           1999          1998
                                                                                 -------------  -------------  -------------
                                                                                    (In thousands, except share, per share
                                                                                                and ADS amounts)

Diluted earnings per share and ADS:
Weighted average number of Ordinary Shares outstanding,
  excluding shares held by the employee benefit trusts.................             50,794,731     49,891,778     52,205,641
Effect of dilutive securities (employee share options) ................              9,932,897      5,553,591      1,346,637
                                                                                 -------------  -------------  -------------
Weighted average Ordinary Shares used in diluted earnings per
  share calculations...................................................             60,727,628     55,445,369     53,552,278
                                                                                 -------------  -------------  -------------
                                                                                 -------------  -------------  -------------


Continuing operations .................................................          $        0.53  $        4.54  $        0.44
Discontinued operations ...............................................                      -              -           0.05
                                                                                 -------------  -------------  -------------
Diluted earnings per share and ADS ....................................          $        0.53  $        4.54  $        0.49
                                                                                 -------------  -------------  -------------
                                                                                 -------------  -------------  -------------

       Earnings per ADS are equivalent to earnings per Ordinary Share, following the four-for-one split of ADSs which was effective from the close of business on March 23, 2000. All ADS amounts have been restated to reflect this split.


Note 16.    Transactions with Related Parties

       The Group paid legal fees of approximately $418,000, $560,000, and $38,000 during 2000, 1999 and 1998, respectively, to a law firm of which one of its directors, Victor A. Hebert, is a member.

       As of December 31, 1999, an executive officer of the Company had a housing loan from a Group company amounting to $728,000 which was subsequently repaid during 2000. The facility had been provided at an interest rate of 7.25%.


Note 17.    Business Segment and Geographical Information

       The Group's reportable operating segments are classified according to its principal businesses, which are: life insurance and annuities, financial advisory services, asset management and venture capital management.

       Intercompany transfers between reportable operating segments are accounted for at prices which are designed to be representative of unaffiliated third party transactions. During the years ended December 31, 2000, 1999 and 1998, there were included in the asset management and venture capital management segments, portfolio management fees from the life insurance and annuities segment of $10,249,000, $9,540,000 and $5,825,000, respectively. These management fees have been approved by the insurance regulatory body in the life insurance company's U.S. state of domicile.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

       Summary revenue and investment gain (loss) information by geographic segment, based on the domicile of the Group company generating those revenues, is as follows:

                                                                                            Years Ended December 31,
                                                                                 -------------------------------------------
                                                                                     2000           1999           1998
                                                                                 -------------  -------------  -------------
                                                                                                (In thousands)

Jersey...................................................................        $     181,516  $      (4,956) $       2,757
Guernsey.................................................................              (99,098)       195,107          5,666
United States............................................................              107,103        282,415        142,074
                                                                                 -------------  -------------  -------------
Consolidated revenues and net investment gains (losses)..................        $     189,521  $     472,566  $     150,497
                                                                                 -------------  -------------  -------------
                                                                                 -------------  -------------  -------------

       Total assets by geographic segment were as follows:

                                                                                          December 31,
                                                                                 ----------------------------
                                                                                      2000          1999
                                                                                 -------------  -------------
                                                                                       (In thousands)

Jersey....................................................................       $     251,255  $      79,869
Guernsey..................................................................             176,173        223,099
United States.............................................................           2,135,560      1,891,189
                                                                                 -------------  -------------
Consolidated total assets ................................................       $   2,562,988  $   2,194,157
                                                                                 -------------  -------------
                                                                                 -------------  -------------

       Revenues and income before tax expense for the Group's reportable operating segments, based on management's internal reporting structure, were as follows:

                                                                                           Years Ended December 31,
                                                                                 -------------------------------------------
                                                                                      2000           1999           1998
                                                                                 -------------  -------------  -------------
                                                                                                (In thousands)

Revenues:
Life insurance and annuities (1)(2)......................................        $     256,658  $     251,180  $     116,104
Financial advisory services..............................................               22,952         19,913         14,502
Asset management (1) ....................................................                7,799          6,826          6,607
Venture capital management (2) ..........................................              (99,462)       191,811          8,758
                                                                                 -------------  -------------  -------------
                                                                                       187,947        469,730        145,971
Reconciliation of segment amounts to consolidated amounts:
Interest income .........................................................                1,574          2,836          4,526
                                                                                 -------------  -------------  -------------
Consolidated revenues and net investment gains (losses)..................        $     189,521  $     472,566  $     150,497
                                                                                 -------------  -------------  -------------
                                                                                 -------------  -------------  -------------
-------------------------------------
(1) Intersegmental revenue in asset management segment
    from life insurance and annuities segment............................        $       2,775  $       1,597  $       2,880


(2) Intersegmental revenue in venture capital management
    segment from life insurance and annuities segment....................        $       7,474  $       7,943  $       2,945

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES


                                                                                            Years Ended December 31,
                                                                                 -------------------------------------------
                                                                                      2000           1999           1998
                                                                                 -------------  -------------  -------------
                                                                                                (In thousands)

Income before income tax expense:
Life insurance and annuities (1)(2)......................................        $     132,671  $     147,753  $      23,833
Financial advisory services .............................................               (2,261)           166            369
Asset management (1) ....................................................                1,778          1,036            838
Venture capital management (2) ..........................................             (110,444)       158,627          3,520
                                                                                 -------------  -------------  -------------
                                                                                        21,744        307,582         28,560
Reconciliation of segment amounts to consolidated amounts:
Interest income .........................................................                1,574          2,836          4,526
Corporate expenses ......................................................               (7,388)        (4,366)        (3,950)
Goodwill amortization ...................................................                 (248)          (348)          (236)
Interest expense ........................................................                 (672)           (42)           (18)
                                                                                 -------------  -------------  -------------
Consolidated income before income tax expense ...........................        $      15,010  $     305,662  $      28,882
                                                                                 -------------  -------------  -------------
                                                                                 -------------  -------------  -------------
-------------------------------------
(1) Intersegmental revenue in asset management segment
    from life insurance and annuities segment............................        $       2,775  $       1,597  $       2,880


(2) Intersegmental revenue in venture capital management
    segment from life insurance and annuities segment....................        $       7,474  $       7,943  $       2,945


       Assets attributable to each of the Group's reportable operating segments, based on management's reporting structure, were as follows:

                                                                                         December 31,
                                                                                 ----------------------------
                                                                                      2000          1999
                                                                                 -------------  -------------
                                                                                        (In thousands)
Assets:
Life insurance and annuities.............................................        $   2,360,806  $   1,879,504
Financial advisory services..............................................                9,966          6,446
Asset management.........................................................                8,749         11,414
Venture capital management...............................................              109,604        277,886
Corporate and other......................................................               73,863         18,907
                                                                                 -------------  -------------
Consolidated total assets ...............................................        $   2,562,988  $   2,194,157
                                                                                 -------------  -------------
                                                                                 -------------  -------------

Note 18.     Discontinued Operations

       On December 31, 1998, the Group completed the sale of its subsidiary, North American Trust Company ("NATC"). At the time, NATC was part of the Financial Advisory Services segment of the Group. Proceeds from the sale were $11,500,000 in cash, of which $3,000,000 was held in escrow pending claims by the buyer. In August 2000, the Group received $2,727,000 plus interest from the escrow account. The net gain on sale of $4,996,000, including income tax expense of $1,957,000, and the net operating loss of $2,030,000 for 1998, including an income tax benefit of $861,000, have been reflected as income from discontinued operations in the consolidated financial statements.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

       Summarized financial information for discontinued operations is as follows:

                                                                                  Year Ended
                                                                                  December 31,
                                                                                     1998
                                                                                 -------------
                                                                                 (In thousands)

Net revenues.............................................................        $       8,706
Operating expenses.......................................................               11,570
                                                                                 -------------
Operating gain (loss)....................................................               (2,864)
Gain on sale of discontinued operations..................................                6,953
                                                                                 -------------
Income before income taxes...............................................                4,089
Income tax expense.......................................................                1,096
                                                                                 -------------
Net income from discontinued operations..................................        $       2,993
                                                                                 -------------
                                                                                 -------------


Note 19.    Selected Quarterly Financial Information (Unaudited)

          Unaudited quarterly financial information (in thousands, except per share and ADS amounts) is as follows:

                                                                                    2000
                                                          ------------------------------------------------------
                                                             First      Second     Third     Fourth      Fiscal
                                                            Quarter    Quarter    Quarter    Quarter      Year
                                                          ----------  ---------  ---------  ---------  ---------
Revenues including net investment gains (losses)........  $  (25,984) $ 454,531  $  64,573  $(303,599) $ 189,521
Income (loss) before income tax expense (benefit) ......     (65,015)   410,156     21,114   (351,245)    15,010
Net income (loss).......................................     (55,538)   339,831     29,061   (280,897)    32,457
Basic earnings (loss) per share and ADS ................       (1.11)      6.57       0.56      (5.42)      0.64
Diluted earnings (loss) per share and ADS ..............  $    (1.11) $    5.62  $    0.47  $   (5.42) $    0.53


                                                                                    1999
                                                          ------------------------------------------------------
                                                             First      Second     Third      Fourth     Fiscal
                                                            Quarter    Quarter    Quarter     Quarter     Year
                                                          ----------  ---------  ---------  ---------  ---------
Revenues including net investment gains ................  $   64,818  $  66,495  $ 132,048  $ 209,205  $ 472,566
Income before income tax expense .......................      31,802     27,325     97,173    149,362    305,662
Net income..............................................      20,353     20,445     89,551    121,527    251,876
Basic earnings per share and ADS .......................        0.41       0.41       1.81       2.48       5.05
Diluted earnings per share and ADS .....................  $     0.40  $    0.36  $    1.62  $    2.17  $    4.54



       Due to the method required by SFAS 128 to calculate per share and ADS amounts, the quarterly per share and ADS amounts do not total to the full year per share and ADS amounts. ADS amounts have been restated to reflect the four-for-one split in March 2000.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

                                    PART III

       Certain information required by Part III is omitted from this Report on Form 10-K since the Company will file a definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 31, 2001, pursuant to Regulation 14A of the Securities Exchange Act of 1934, as amended (the "Proxy Statement"), not later than 120 days after the end of the fiscal year covered by this Report, and certain information included in the Proxy Statement is incorporated by reference.


Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       The executive officers of the Company are as follows:

       Arthur I. Trueger, Executive Chairman: Mr. Trueger, age 52, is the founder of London Pacific Group Limited and a principal shareholder. He has worked for the Company for more than 24 years and holds A.B., M.A. and J.D. degrees from the University of California.

       Ian K. Whitehead, Chief Financial Officer: Mr. Whitehead, age 46, has held the position of Chief Financial Officer of London Pacific Group Limited since he joined the Company in 1990. In addition, he was the Chief Executive Officer of London Pacific Life & Annuity Company between 1994 and 1999. He is a Chartered Accountant.

       Information   regarding  the  Company's   directors  is  incorporated  by
reference to the sections entitled "Proposal 3 - Election of Director" and "Board of Directors and Committees" in the Proxy Statement.

       Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934 is incorporated by reference to the section entitled "Other Information About Directors and Executive Officers" in the Proxy Statement.


Item 11.    EXECUTIVE COMPENSATION

       The information required by this Item is incorporated by reference to the sections entitled "Executive Compensation" and "Directors' Compensation" in the Proxy Statement.


Item 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

       The information required by this Item is incorporated by reference to the section entitled "Information Regarding Beneficial Ownership of Principal Shareholders, Directors and Executive Officers" in the Proxy Statement.


Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this Item is incorporated by reference to the section entitled "Other Information About Directors and Executive Officers" in the Proxy Statement.

                                     PART IV

Item 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this report:

    1. Financial Statements:                                                          Page
                                                                                      ----

       The following  consolidated  financial statements of London Pacific Group
       Limited and subsidiaries are included in Item 8:
          Report of Independent Auditors........................................       29

          Consolidated Balance Sheets as of December 31, 2000 and 1999..........       30

          Consolidated Statements of Income for the
                   Years Ended December 31, 2000, 1999 and 1998.................       31

          Consolidated Statements of Cash Flows for the
                   Years Ended December 31, 2000, 1999 and 1998.................       32

          Consolidated Statements of Changes in Shareholders' Equity for the
                   Years Ended December 31, 2000, 1999 and 1998.................       34

          Consolidated Statements of Comprehensive Income for the
                   Years Ended December 31, 2000, 1999 and 1998.................       36

          Notes to the Consolidated Financial Statements........................       37

    2. Financial Statement Schedules:

       The  following  financial  statement  schedules of London  Pacific  Group
       Limited and subsidiaries are included in this Form 10-K immediately following Item 14 and should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8:

          Schedule I - Summary of Investments - Other Than Investments
                   in Related Parties ..........................................       67

          Schedule II - Condensed Financial Information of Registrant

                   Condensed Balance Sheets as of December 31, 2000 and 1999....       68

                   Condensed Statements of Income for the
                      Years Ended December 31, 2000, 1999 and 1998..............       69

                   Condensed Statements of Cash Flows for the
                      Years Ended December 31, 2000, 1999 and 1998..............       70

                   Note to Condensed Financial Statements.......................       71

          Schedule III - Supplementary Insurance Information....................       72

       All other financial statement schedules required by Regulation S-X have been omitted because they are not applicable or the required information is included in the applicable consolidated financial statements or notes thereto in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

3.   Exhibits:

     The following exhibits of London Pacific Group Limited and subsidiaries are filed herewith or incorporated by reference as indicated below:

Exhibit
Number      Description
-------     -----------

3.(i) Memorandum and Articles of Association of London Pacific Group Limited, as amended and restated on April 18, 2000 (filed previously as Exhibit 3.(I) to the Company's Form 10-Q for the quarter ended June 30, 2000).

4.1         Specimen Ordinary Share certificate.

4.2 Form of Deposit Agreement dated September 25, 1992, as amended and restated as of November 24, 1993, as further amended and restated as of March 14, 2000, among London Pacific Group Limited, The Bank of New York as Depositary, and all Owners and Holders from time to time of American Depositary Receipts issued thereunder (filed previously as Exhibit A to the Company's Registration Statement on Form F-6 (Registration No. 333-11658) dated March 14, 2000).

4.3 Letter Agreement dated August 25, 1992 between The Bank of New York and the Company covering the Basic Administration Charge relating to the Deposit Agreement (shown above as Exhibit 4.2) (filed previously as Exhibit 3.8 to the Company's Post-Effective Amendment No. 2 to Registration Statement on Form 20-F/A dated August 31, 1993).

10.1 Multicurrency Term Facility Agreement dated May 2, 2000 between London Pacific Group Limited and the Governor and Company of the Bank of Scotland (filed previously as Exhibit 10.1.1 to the Company's Form 10-Q for the quarter ended September 30, 2000).

10.2.1 Settlement dated February 16, 1990 among (1) the Company, (2) John Gerald Patrick Wheeler and (3) Ian Walter Strang, constituting The Govett & Company 1990 Employee Share Option Trust (filed previously as Exhibit 3.2 to the Company's Post-Effective Amendment No. 2 to Registration Statement on Form 20-F/A dated August 31, 1993).

10.2.2 Executed Instrument dated March 18, 1994 among (1) John Gerald Patrick Wheeler, (2) Ian Walter Strang and (3) Richard John Pirouet, relating to The Govett & Company 1990 Employee Share Option Trust (filed previously as Exhibit 3.2.1 to the Company's Annual Report on Form 20-F filed on June 10, 1994).

10.2.3 Executed Instrument dated September 27, 1994 among (1) Ian Walter Strang, (2) Richard John Pirouet and (3) Clive Aubrey Charles Chaplin, relating to The Govett & Company 1990 Employee Share Option Trust (filed previously as Exhibit 3.2.2 to the Company's Annual Report on Form 20-F filed on June 29, 1995).

10.2.4      Executed Instrument dated March 3, 1995 among (1) Ian Walter Strang,
            (2) Richard John Pirouet and (3) Clive Aubrey Charles Chaplin, relating to The Govett & Company 1990 Employee Share Option Trust (filed previously as Exhibit 3.2.3 to the Company's Annual Report on Form 20-F filed on June 29, 1995).

10.2.5 Executed Instrument dated August 22, 1996 among (1) Richard John Pirouet, (2) Clive Aubrey Charles Chaplin and (3) Ronald William Green, relating to The London Pacific Group 1990 Employee Share Option Trust (filed previously as Exhibit 3.2.4 to the Company's Annual Report on Form 20-F filed on June 30, 1997).

10.2.6 Executed Instrument dated August 29, 1998 among (1) Richard John Pirouet, (2) Clive Aubrey Charles Chaplin, (3) Ronald William Green and (4) Victor Aloysius Hebert, relating to The London Pacific Group 1990 Employee Share Option Trust (filed previously as Exhibit 3.2.5 to the Company's Annual Report on Form 20-F filed on June 30, 1999).

10.2.7 Executed Instrument dated May 31, 2000 among (1) Richard John Pirouet, (2) Clive Aubrey Charles Chaplin, (3) Ronald William Green and (4) Victor Aloysius Hebert, relating to The London Pacific Group 1990 Employee Share Option Trust (filed previously as Exhibit 10.2.1 to the Company's Form 10-Q for the quarter ended September 30,
            2000).

10.2.8 Executed Instrument dated May 31, 2000 among (1) Richard John Pirouet, (2) Clive Aubrey Charles Chaplin, (3) Ronald William Green,
            (4) Victor Aloysius Hebert and (5) Christopher Byrne, relating to The London Pacific Group 1990 Employee Share Option Trust (filed previously as Exhibit 10.2.2 to the Company's Form 10-Q for the quarter ended September 30, 2000).

10.3.1 (1)  Agreement  dated July 1, 1990  between the  Company  and Ian Kenneth
            Whitehead.

10.3.2 (1)  Berkeley (USA) Holdings Limited  Amended and  Restated 1993 Deferred
            Compensation Plan dated December 16, 1999.

21          Subsidiaries of the Company as of March 5, 2001.

------------

(1) Management contract or compensatory arrangement filed in response to Item 14(a)(3) of the instructions to Form 10-K.



(b)    Reports on Form 8-K:

       No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2000.

(c) The exhibits of London Pacific Group Limited and subsidiaries are listed in Item 14(a)(3) above.

(d) The financial statement schedules for London Pacific Group Limited and subsidiaries follow on pages 67 through 72.

                      SCHEDULE I - SUMMARY OF INVESTMENTS -
                    OTHER THAN INVESTMENTS IN RELATED PARTIES

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                             As of December 31, 2000

                            Column A                                  Column B         Column C        Column D

                                                                                                      Amount at
                                                                                                     Which Shown
                                                                                                   in Consolidated
                                                                                         Fair          Balance
                       Type of Investments                            Cost (1)           Value        Sheet (2)
----------------------------------------------------------------    ------------     ------------   -------------
                                                                                    (In thousands)
Fixed maturity securities:
Bonds:
   United States government and government
     agencies and authorities...................................    $      3,258     $      3,238   $      3,244
   States, municipalities and political subdivisions............           2,044            2,086          2,044
   Foreign governments..........................................          21,945           22,981         22,981
   Public utilities.............................................          44,003           43,937         43,926
   Convertibles and bonds with warrants attached................          28,708           27,220         27,220
   All other corporate bonds....................................       1,333,028        1,276,033      1,274,194
Redeemable preferred stock......................................          46,841           45,920         45,920
                                                                    ------------     ------------   ------------
Total fixed maturity securities.................................       1,479,827        1,421,415      1,419,529
                                                                    ------------     ------------   ------------
                                                                                     ------------
Equity securities:
Common stocks:
   Industrial, miscellaneous and all other......................         111,940          356,550        356,550
Non-redeemable preferred stocks.................................         226,749          226,749        226,749
                                                                    ------------     ------------   ------------
Total equity securities.........................................         338,689          583,299        583,299
                                                                    ------------     ------------   ------------
                                                                                     ------------

Policy loans....................................................          10,301                          10,301
                                                                    ------------                    ------------
Total investments...............................................    $  1,828,817                    $  2,013,129
                                                                    ------------                    ------------
                                                                    ------------                    ------------

--------------
(1) Cost of fixed maturity securities is original cost, reduced by repayments and adjusted for amortization of premiums and accretion of discounts. Cost of equity securities is original cost.

(2) Differences between amounts reflected in Column B or Column C and amounts at which shown in the consolidated balance sheet reflected in Column D result from the application of Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Fixed maturity securities are classified as either available-for-sale or held-to-maturity. Available-for-sale securities are recorded at fair value, with changes in unrealized gains and losses excluded from net income, but reported net of applicable taxes and adjustments to deferred policy acquisition cost amortization as a separate component of comprehensive income. Held-to-maturity securities are recorded at amortized cost.

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          LONDON PACIFIC GROUP LIMITED
                            CONDENSED BALANCE SHEETS

                                                                                          December 31,
                                                                                 ----------------------------
                                                                                     2000           1999
                                                                                 -------------  -------------
                                                                              (In thousands, except share amounts)
                                     ASSETS

Cash and cash equivalents ....................................................   $      31,933  $      24,950
Investment in subsidiaries ...................................................         462,028        437,049
Intercompany balances ........................................................          77,143         93,041
Other assets .................................................................             503            319
                                                                                 -------------  -------------
Total assets .................................................................   $     571,607  $     555,359
                                                                                 -------------  -------------
                                                                                 -------------  -------------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable, accruals and other liabilities..............................   $       2,938  $       2,411
Intercompany balances ........................................................             927            473
                                                                                 -------------  -------------
Total liabilities ............................................................           3,865          2,884
                                                                                 -------------  -------------
Commitments and contingencies

Shareholders' equity:
Ordinary shares, $0.05 par value per share: authorized 86,400,000 shares;
   issued and outstanding 64,433,313 shares ..................................           3,222          3,222
Additional paid-in capital ...................................................          67,591         62,307
Retained earnings ............................................................         580,176        559,344
Employee benefit trusts, at cost (shares: 12,811,381 and 15,331,656 as of
   December 31, 2000 and 1999, respectively) .................................         (58,003)       (54,033)
Accumulated other comprehensive income (loss) ................................         (25,244)       (18,365)
                                                                                 -------------  -------------
Total shareholders' equity ...................................................         567,742        552,475
                                                                                 -------------  -------------
Total liabilities and shareholders' equity ...................................   $     571,607  $     555,359
                                                                                 -------------  -------------
                                                                                 -------------  -------------

            See accompanying Note to Condensed Financial Statements.

                          LONDON PACIFIC GROUP LIMITED
                         CONDENSED STATEMENTS OF INCOME


                                                                                           Years Ended December 31,
                                                                                 -------------------------------------------
                                                                                      2000           1999           1998
                                                                                 -------------  -------------  -------------
                                                                                                (In thousands)

Revenues:
Investment income..........................................................      $       1,092  $         499  $         566
Interest and fees from subsidiaries, net (1)...............................             15,994         14,119          9,960
Financial advisory services, asset management and other fee income.........              2,092            302          1,495
Gain on redemption of preferred shares by subsidiary (1) ..................                  -         84,040              -
Distribution from subsidiary (1)...........................................                  -         29,238              -
                                                                                 -------------  -------------  -------------
                                                                                        19,178        128,198         12,021
Expenses:
Staff costs ...............................................................              5,944          3,718          2,277
Escrow release ............................................................             (1,000)             -           (600)
Other operating expenses...................................................              3,488          3,160          1,475
                                                                                 -------------  -------------  -------------
                                                                                         8,432          6,878          3,152
                                                                                 -------------  -------------  -------------
Income before income tax expense and equity in
  undistributed net income of subsidiaries.................................             10,746        121,320          8,869

Income tax expense.........................................................              1,550          1,602          1,155
                                                                                 -------------  -------------  -------------
Income before equity in undistributed net income of
  subsidiaries.............................................................              9,196        119,718          7,714

Equity in undistributed net income of subsidiaries (1).....................             23,261        132,158         18,742
                                                                                 -------------  -------------  -------------
Net income.................................................................      $      32,457  $     251,876  $      26,456
                                                                                 -------------  -------------  -------------
                                                                                 -------------  -------------  -------------



(1)  Eliminated on consolidation.

            See accompanying Note to Condensed Financial Statements.

                          LONDON PACIFIC GROUP LIMITED
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                           Years Ended December 31,
                                                                                 -------------------------------------------
                                                                                      2000           1999           1998
                                                                                 -------------  -------------  -------------
                                                                                                (In thousands)
Cash flows from operating activities:
Net income...................................................................    $      32,457  $     251,876  $      26,456

Adjustments to reconcile net income to net
   cash provided by operating activities:
Equity in undistributed net income of subsidiaries...........................          (23,261)      (132,158)       (18,742)
Gain on redemption of preferred shares of subsidiary.........................                -        (84,040)             -
Gain on liquidation of subsidiary............................................                -        (29,238)             -
Other operating cash flows ..................................................              923         22,290         (1,685)
                                                                                 -------------  -------------  -------------
Net cash provided by operating activities ...................................           10,119         28,730          6,029
                                                                                 -------------  -------------  -------------
Cash flows from investing activities:
Investment in subsidiaries ..................................................           (7,668)             -              -
Distributions from subsidiary ...............................................                -         29,248              -
Cash proceeds from redemption of preferred shares of subsidiary .............                -          8,230              -
Advances to subsidiaries ....................................................                -        (40,508)             -
Other cash flows from investing activities ..................................              (42)         3,930           (321)
                                                                                 -------------  -------------  -------------
Net cash provided by (used in) investing activities .........................           (7,710)           900           (321)
                                                                                 -------------  -------------  -------------
Cash flows from financing activities:
Dividends paid ..............................................................          (11,777)       (11,599)       (12,852)
Issue of Ordinary Shares ....................................................                -              5             35
Purchase of Ordinary Shares .................................................                -              -        (12,651)
Repayments from subsidiaries ................................................           16,351              -         21,038
                                                                                 -------------  -------------  -------------
Net cash provided by (used in) financing activities .........................            4,574        (11,594)        (4,430)
                                                                                 -------------  -------------  -------------

Net increase in cash and cash equivalents ...................................            6,983         18,036          1,278
Cash and cash equivalents at beginning of year ..............................           24,950          6,914          5,636
                                                                                 -------------  -------------  -------------
Cash and cash equivalents at end of year ....................................    $      31,933  $      24,950  $       6,914
                                                                                 -------------  -------------  -------------
                                                                                 -------------  -------------  -------------


           See accompanying Note to Condensed Financial Statements.

                          LONDON PACIFIC GROUP LIMITED
                     NOTE TO CONDENSED FINANCIAL STATEMENTS


Note 1.    Basis of Presentation and Significant Accounting Policies

      The accompanying financial statements comprise a condensed presentation of financial position, results of operations and cash flows of London Pacific Group Limited (the "Company") on a separate company basis. These condensed financial statements do not include the accounts of the Company's subsidiaries, but instead include the Company's investment in those subsidiaries, stated at amounts which are equal to the Company's equity in the subsidiaries' net assets. The consolidated financial statements of the Company and its subsidiaries are included in Item 8 of Form 10-K for the year ended December 31, 2000.

       Additional information about the significant accounting policies applied by the Company and its subsidiaries is included in Note 1 to the Consolidated Financial Statements in Item 8 of Form 10-K for the year ended December 31, 2000.

               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                      Life Insurance and Annuities Segment


                                                                                         Years Ended/As of December 31,
                                                                                 -------------------------------------------
                                                                                      2000           1999           1998
                                                                                 -------------  -------------  -------------
                                                                                                (In thousands)


Deferred policy acquisition costs..........................................      $     168,102  $     144,518  $     114,681


Future policy benefits, losses, claims and loss expenses (1) ..............          1,687,001      1,414,391      1,274,974


Unearned premiums..........................................................                N/A            N/A            N/A


Other policy claims and benefits payable (1)...............................              4,600          2,032          1,141


Premium revenue (2) .......................................................              7,400          6,671          7,111


Net investment income (3) .................................................            103,909         85,768         83,800


Benefits, claims, losses and settlement expenses...........................                N/A            N/A            N/A


Amortization of deferred policy acquisition costs..........................             21,155         16,797         16,171


Other operating expenses...................................................              9,107         13,044          8,186


Premiums written...........................................................                N/A            N/A            N/A


-----------------
(1) For additional disclosure regarding life insurance policyholder liabilities, see Note 6 to the consolidated financial statements of London Pacific Group Limited and subsidiaries which are included in Item 8 of Form 10-K for the year ended December 31, 2000.

(2)  Insurance policy charges.

(3) Expenses related to the management and administration of investments have been netted with investment income in the determination of net investment income.

                                    SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 LONDON PACIFIC GROUP LIMITED
                                                 (Registrant)

                                                 By     /s/  Arthur I. Trueger
                                                        ------------------------
Date:  March 30, 2001                                   Arthur I. Trueger
                                                        Executive Chairman


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                    /s/  Arthur I. Trueger
                                    -------------------------------
Date:  March 30, 2001               Arthur I. Trueger
                                    Executive Chairman
                                    (Principal Executive Officer)


                                    /s/  Ian K. Whitehead
                                    -------------------------------
Date:  March 30, 2001               Ian K. Whitehead
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


                                    /s/  Victor A. Hebert
                                    -------------------------------
Date:  March 30, 2001               Victor A. Hebert
                                    Deputy Chairman and Non-Executive Director


                                    /s/  John Clennett
                                    -------------------------------
Date:  March 30, 2001               John Clennett
                                    Non-Executive Director


                                    /s/  Harold E. Hughes, Jr.
                                    -------------------------------
Date:  March 30, 2001               Harold E. Hughes, Jr.
                                    Non-Executive Director


                                    /s/  The Viscount Trenchard
                                    --------------------------------
Date:  March 30, 2001               The Viscount Trenchard
                                    Non-Executive Director


                                    /s/  Gary L. Wilcox
                                    ---------------------------------
Date:  March 30, 2001               Gary L. Wilcox
                                    Non-Executive Director

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                EXHIBIT INDEX FOR THE ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2000

Exhibit
Number      Description
-------     -----------

3.(i) Memorandum and Articles of Association of London Pacific Group Limited, as amended and restated on April 18, 2000 (filed previously as Exhibit 3.(I) to the Company's Form 10-Q for the quarter ended June 30, 2000).

4.1         Specimen Ordinary Share certificate.

4.2 Form of Deposit Agreement dated September 25, 1992, as amended and restated as of November 24, 1993, as further amended and restated as of March 14, 2000, among London Pacific Group Limited, The Bank of New York as Depositary, and all Owners and Holders from time to time of American Depositary Receipts issued thereunder (filed previously as Exhibit A to the Company's Registration Statement on Form F-6 (Registration No. 333-11658) dated March 14, 2000).

4.3 Letter Agreement dated August 25, 1992 between The Bank of New York and the Company covering the Basic Administration Charge relating to the Deposit Agreement (shown above as Exhibit 4.2) (filed previously as Exhibit 3.8 to the Company's Post-Effective Amendment No. 2 to Registration Statement on Form 20-F/A dated August 31, 1993).

10.1 Multicurrency Term Facility Agreement dated May 2, 2000 between London Pacific Group Limited and the Governor and Company of the Bank of Scotland (filed previously as Exhibit 10.1.1 to the Company's Form 10-Q for the quarter ended September 30, 2000).

10.2.1 Settlement dated February 16, 1990 among (1) the Company, (2) John Gerald Patrick Wheeler and (3) Ian Walter Strang, trustees, constituting the Govett & Company 1990 Employee Share Option Trust (filed previously as Exhibit 3.2 to the Company's Post-Effective Amendment No. 2 to Registration Statement on Form 20-F/A dated August 31, 1993).

10.2.2 Executed Instrument dated March 18, 1994 among (1) John Gerald Patrick Wheeler, (2) Ian Walter Strang and (3) Richard John Pirouet, relating to the Govett & Company 1990 Employee Share Option Trust (filed previously as Exhibit 3.2.1 to the Company's Annual Report on Form 20-F filed on June 10, 1994).

10.2.3 Executed Instrument dated September 27, 1994 among (1) Ian Walter Strang, (2) Richard John Pirouet and (3) Clive Aubrey Charles Chaplin, relating to the Govett & Company 1990 Employee Share Option Trust (filed previously as Exhibit 3.2.2 to the Company's Annual Report on Form 20-F filed on June 29, 1995).

10.2.4      Executed Instrument dated March 3, 1995 among (1) Ian Walter Strang,
            (2) Richard John Pirouet and (3) Clive Aubrey Charles Chaplin, relating to the Govett & Company 1990 Employee Share Option Trust (filed previously as Exhibit 3.2.3 to the Company's Annual Report on Form 20-F filed on June 29, 1995).

10.2.5 Executed Instrument dated August 22, 1996 among (1) Richard John Pirouet, (2) Clive Aubrey Charles Chaplin and (3) Ronald William Green, relating to The London Pacific Group 1990 Employee Share Option Trust (filed previously as Exhibit 3.2.4 to the Company's Annual Report on Form 20-F filed on June 30, 1997).

10.2.6 Executed Instrument dated August 29, 1998 among (1) Richard John Pirouet, (2) Clive Aubrey Charles Chaplin, (3) Ronald William Green and (4) Victor Aloysius Hebert, relating to The London Pacific Group 1990 Employee Share Option Trust (filed previously as Exhibit 3.2.5 to the Company's Annual Report on Form 20-F filed on June 30, 1999).

10.2.7 Executed Instrument dated May 31, 2000 among (1) Richard John Pirouet, (2) Clive Aubrey Charles Chaplin, (3) Ronald William Green and (4) Victor Aloysius Hebert, relating to The London Pacific Group 1990 Employee Share Option Trust (filed previously as Exhibit 10.2.1 to the Company's Form 10-Q for the quarter ended September 30,
            2000).

10.2.8 Executed Instrument dated May 31, 2000 among (1) Richard John Pirouet, (2) Clive Aubrey Charles Chaplin, (3) Ronald William Green,
            (4) Victor Aloysius Hebert and (5) Christopher Byrne, relating to The London Pacific Group 1990 Employee Share Option Trust (filed previously as Exhibit 10.2.2 to the Company's Form 10-Q for the quarter ended September 30, 2000).

10.3.1(1)   Agreement dated  July 1, 1990 between  the  Company and  Ian Kenneth
            Whitehead.

10.3.2(1)   Berkeley  (USA)  Holdings Limited Amended and Restated 1993 Deferred
            Compensation Plan dated December 16, 1999.

21          Subsidiaries of the Company as of March 5, 2001.

------------

(1) Management contract or compensatory arrangement filed in response to Item 14(a)(3) of the instructions to Form 10-K.