Form 10-Q
period 2001-03-31
LONDON PACIFIC GROUP LTD
filed 2001-05-15
CIK 891377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------


                                    FORM 10-Q


(Mark One)

/x/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2001

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ____


     As of May 15, 2001, the registrant had outstanding 64,439,073 Ordinary Shares, par value $0.05 per share.

                                TABLE OF CONTENTS


                                     PART I

                              FINANCIAL INFORMATION


Item 1.    Financial Statements:                                                 Page


           Condensed Consolidated Balance Sheets as of March 31, 2001
               and December 31, 2000 ...........................................    3

           Condensed Consolidated Statements of Income for the three months
               ended March 31, 2001 and 2000....................................    4

           Condensed Consolidated Statements of Cash Flows for the three
               months ended March 31, 2001 and 2000.............................    5

           Consolidated Statements of Changes in Shareholders' Equity for
               the three months ended March 31, 2001 and 2000...................    6

           Consolidated Statements of Comprehensive Income for the
               three months ended March 31, 2001 and 2000.......................    7

           Notes to Interim Consolidated Financial Statements...................    8

Item 2.    Management's Discussion and Analysis of Financial Condition
               and Results of Operations .......................................   12

Item 3.    Quantitative and Qualitative Disclosures About Market Risk ..........   19


                                     PART II

                                OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K ....................................   20

Signature  .....................................................................   21

                         PART I - FINANCIAL INFORMATION

                          Item 1. FINANCIAL STATEMENTS



                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (In thousands, except share amounts)

                                                                                  March 31,     December 31,
                                                                                     2001          2000
                                                                                -------------  -------------
                                            ASSETS
Cash and cash equivalents...................................................... $      71,653  $     114,285

Investments, principally of life insurance subsidiaries:
   Fixed maturities:
     Available-for-sale, at fair value (amortized cost: $1,502,985 and
       $1,352,313 as of March 31, 2001 and December 31, 2000, respectively)....     1,473,965      1,292,015
     Held-to-maturity, at amortized cost (fair value: $113,625 and $129,400
       as of March 31, 2001 and December 31, 2000, respectively)...............       110,597        127,514
   Equity securities:
     Trading, at fair value (cost: $79,128 and $99,747 as of March 31,
       2001 and December 31, 2000, respectively) ..............................       114,633        353,896
     Available-for-sale, at fair value (cost: $285,941 and $238,942 as of
       March 31, 2001 and December 31, 2000, respectively) ....................       277,005        229,403
   Policy loans ...............................................................        10,416         10,301
                                                                                -------------  -------------
Total investments .............................................................     1,986,616      2,013,129

Accrued investment income .....................................................        31,900         28,629
Deferred policy acquisition costs .............................................       155,683        168,102
Assets held in separate accounts ..............................................       220,522        206,325
Receivables and other assets...................................................        35,597         32,518
                                                                                -------------  -------------
Total assets .................................................................. $   2,501,971  $   2,562,988
                                                                                -------------  -------------
                                                                                -------------  -------------
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Life insurance policy liabilities ............................................. $   1,795,360  $   1,691,601
Liabilities related to separate accounts ......................................       213,010        203,806
Income taxes payable ..........................................................        27,924          2,674
Deferred income tax liabilities ...............................................        10,008         41,587
Accounts and notes payable, accruals and other liabilities ....................        59,686         55,578
                                                                                -------------  -------------
Total liabilities .............................................................     2,105,988      1,995,246
                                                                                -------------  -------------
Commitments and contingencies

Shareholders' equity:
Ordinary shares, $0.05 par value per share: authorized 86,400,000 shares;
   issued and outstanding 64,436,193 and 64,433,313 shares as of March
   31, 2001 and December 31, 2000, respectively................................         3,222          3,222
Additional paid-in capital ....................................................        68,238         67,591
Retained earnings .............................................................       399,950        580,176
Employee benefit trusts, at cost (shares: 13,503,181 and 12,811,381 as of
   March 31, 2001 and December 31, 2000, respectively) ........................       (62,377)       (58,003)
Accumulated other comprehensive income (loss) .................................       (13,050)       (25,244)
                                                                                -------------  -------------
Total shareholders' equity ....................................................       395,983        567,742
                                                                                -------------  -------------
Total liabilities and shareholders' equity .................................... $   2,501,971  $   2,562,988
                                                                                -------------  -------------
                                                                                -------------  -------------

      See accompanying Notes to Interim Consolidated Financial Statements.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (In thousands, except per share and ADS amounts)

                                                                                         Three Months
                                                                                        Ended March 31,
                                                                                ----------------------------
                                                                                    2001           2000
                                                                                -------------  -------------

Revenues:
Investment income.............................................................. $      34,988  $      25,785
Insurance policy charges.......................................................         1,381          1,827
Financial advisory services, asset management and other fee income.............         6,604          9,765
Net realized investment gains .................................................        31,101          8,784
Change in net unrealized investment gains (losses) on trading securities ......      (218,645)       (72,145)
                                                                                -------------  -------------
                                                                                     (144,571)       (25,984)
Expenses:
Interest credited on insurance policyholder accounts...........................        27,450         20,445
Amortization of deferred policy acquisition costs..............................         5,682          5,295
Operating expenses.............................................................        13,180         13,221
Goodwill amortization..........................................................            57             58
Interest expense...............................................................           678             12
                                                                                -------------  -------------
                                                                                       47,047         39,031
                                                                                -------------  -------------
Income (loss) before income tax expense........................................      (191,618)       (65,015)

Income tax expense (benefit)...................................................       (11,392)        (9,477)
                                                                                -------------  -------------
Net income (loss).............................................................. $    (180,226) $     (55,538)
                                                                                -------------  -------------
                                                                                -------------  -------------


Basic earnings (loss) per share and ADS........................................       $ (3.50)       $ (1.11)
Diluted earnings (loss) per share and ADS......................................       $ (3.50)       $ (1.11)

      See accompanying Notes to Interim Consolidated Financial Statements.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                         Three Months
                                                                                        Ended March 31,
                                                                                ----------------------------
                                                                                    2001           2000
                                                                                -------------  -------------
Net cash provided by operating activities ..................................... $      63,234  $       5,680

Cash flows from investing activities:
Purchases of held-to-maturity fixed maturity securities .......................        (2,157)        (1,131)
Purchases of available-for-sale fixed maturity securities .....................      (225,960)       (60,148)
Purchases of available-for-sale equity securities..............................       (51,100)       (38,942)
Proceeds from redemption of held-to-maturity fixed maturity securities.........         7,003         21,353
Proceeds from sale of available-for-sale fixed maturity securities ............        75,635         32,976
Proceeds from sale of available-for-sale equity securities ....................             -          1,384
Capital expenditures...........................................................          (251)          (458)
Other cash flows from investing activities ....................................          (115)            59
                                                                                -------------  -------------
Net cash provided by (used in) investing activities ...........................      (196,945)       (44,907)
                                                                                -------------  -------------

Cash flows from financing activities:
Insurance policyholder contract deposits ......................................       143,650         96,708
Insurance policyholder benefits paid ..........................................       (48,129)       (54,528)
Issue of Ordinary Shares ......................................................            16              -
Purchases of Ordinary Shares by the employee benefit trusts....................        (4,669)        (1,831)
Proceeds from disposal of shares by the employee benefit trusts................           327          2,571
Bank overdrafts................................................................             -            196
                                                                                -------------  -------------
Net cash provided by financing activities .....................................        91,195         43,116
                                                                                -------------  -------------

Net increase (decrease) in cash and cash equivalents ..........................       (42,516)         3,889
Cash and cash equivalents at beginning of period ..............................       114,285         49,703
Foreign currency translation adjustment .......................................          (116)             -
                                                                                -------------  -------------
Cash and cash equivalents at end of period .................................... $      71,653  $      53,592
                                                                                -------------  -------------
                                                                                -------------  -------------


      See accompanying Notes to Interim Consolidated Financial Statements.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                                 (In thousands)

                                                                                          Accumulated
                                                                                             Other
                                        Ordinary    Additional                Employee      Compre-       Total
                                       Shares at     Paid-in     Retained      Benefit      hensive   Shareholders'
                                       Par Value     Capital     Earnings      Trusts    Income (Loss)   Equity
                                      -----------  -----------  -----------  -----------  -----------  -----------

Balance as of January 1, 2000 .....   $     3,222  $    62,307  $   559,344  $   (54,033) $   (18,365) $   552,475

Net income (loss)..................             -            -      (55,538)           -            -      (55,538)
Change in net unrealized gains
   (losses) on available-for-sale
   securities......................             -            -            -            -       (3,683)      (3,683)
Exercise of employee share
   options, including income
   tax effect......................             -        1,475            -        2,784            -        4,259
Net realized gains (losses) on
   disposal of shares held by the
   employee benefit trusts.........             -         (213)           -            -            -         (213)
Purchase of shares by the
   employee benefit trusts.........             -            -            -       (1,831)           -       (1,831)
                                      -----------  -----------  -----------  -----------  -----------  -----------
Balance as of March 31, 2000.......   $     3,222  $    63,569  $   503,806  $   (53,080) $   (22,048) $   495,469
                                      -----------  -----------  -----------  -----------  -----------  -----------
                                      -----------  -----------  -----------  -----------  -----------  -----------


                                                                                          Accumulated
                                                                                             Other
                                        Ordinary    Additional                Employee      Compre-       Total
                                       Shares at     Paid-in     Retained      Benefit      hensive   Shareholders'
                                       Par Value     Capital     Earnings      Trusts    Income (Loss)   Equity
                                      -----------  -----------  -----------  -----------  -----------  -----------

Balance as of January 1, 2001 .....   $     3,222  $    67,591  $   580,176  $   (58,003) $   (25,244) $   567,742

Net income (loss)..................             -            -     (180,226)           -            -     (180,226)
Change in net unrealized gains
   (losses) on available-for-sale
   securities......................             -            -            -            -       12,202       12,202
Foreign currency translation
   adjustment......................             -            -            -            -           (8)          (8)
Exercise of employee share
   options, including income
   tax effect......................             -          615            -          295            -          910
Net realized gains (losses) on
   disposal of shares held by the
   employee benefit trusts.........             -           32            -            -            -           32
Purchase of shares by the
   employee benefit trusts.........             -            -            -       (4,669)           -       (4,669)
                                      -----------  -----------  -----------  -----------  -----------  -----------
Balance as of March 31, 2001.......   $     3,222  $    68,238  $   399,950  $   (62,377) $   (13,050) $   395,983
                                      -----------  -----------  -----------  -----------  -----------  -----------
                                      -----------  -----------  -----------  -----------  -----------  -----------

      See accompanying Notes to Interim Consolidated Financial Statements.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)

                                                                                     Three Months Ended
                                                                                           March 31,
                                                                                ----------------------------
                                                                                     2001          2000
                                                                                -------------  -------------
Net income (loss).............................................................. $    (180,226) $     (55,538)

Other comprehensive income (loss), net of deferred income taxes:

Foreign currency translation adjustments, net of income taxes of $0............            (8)             -

Change in net unrealized gains (losses) on available-for-sale securities arising during the quarter, net of income taxes and deferred policy acquisition cost amortization adjustments of $(23,693) and
   $7,584, respectively .......................................................        12,202         (3,683)
                                                                                -------------  -------------
Other comprehensive income (loss) .............................................        12,194         (3,683)
                                                                                -------------  -------------
Comprehensive income (loss) ................................................... $    (168,032) $     (59,221)
                                                                                -------------  -------------
                                                                                -------------  -------------

      See accompanying Notes to Interim Consolidated Financial Statements.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Item 1.   NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.   Basis of Presentation and Principles of Consolidation

     The accompanying interim consolidated financial statements are unaudited and have been prepared by London Pacific Group Limited (the "Company") in conformity with United States generally accepted accounting principles ("U.S. GAAP"). These consolidated financial statements include the accounts of the Company, its subsidiaries, the Employee Share Option Trust and the Agent Loyalty Opportunity Trust (collectively, the "Group"). All intercompany transactions have been eliminated in consolidation. Certain information and note disclosures normally included in the Group's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the results for the interim periods presented.

     While the Group believes that the disclosures presented are adequate to make the information not misleading, these interim consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2000, which are contained in the Company's Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 30, 2001. The year end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

     The results for the three month period ended March 31, 2001, are not necessarily indicative of the results to be expected for the full fiscal year.

     Certain reclassifications were made to prior period amounts to conform with the current year's presentation. These reclassifications have no effect on the prior period's net income or shareholders' equity.


Note 2.   Comprehensive Income

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

     A reconciliation of the numerators and denominators for the basic and diluted earnings per share calculations is as follows:

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Item 1.   NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
         (Continued)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                ----------------------------
                                                                                    2001            2000
                                                                                -------------  -------------
                                                                              (In thousands, except share and
                                                                                 per share and ADS amounts)

Net income (loss).............................................................. $    (180,226) $     (55,538)

Basic earnings per share and ADS:
Weighted average number of Ordinary Shares outstanding,
  excluding shares held by the employee benefit trusts.........................    51,557,999     50,083,932
                                                                                -------------  -------------
Basic earnings (loss) per share and ADS ....................................... $       (3.50) $       (1.11)
                                                                                -------------  -------------
                                                                                -------------  -------------

Diluted earnings per share and ADS:
Weighted average Ordinary Shares used in diluted earnings per
  share calculations...........................................................    51,557,999     50,083,932
                                                                                -------------  -------------
Diluted earnings (loss) per share and ADS ..................................... $       (3.50) $       (1.11)
                                                                                -------------  -------------
                                                                                -------------  -------------

Note 4.   Investments

Equity Securities

     Equity   securities  are  comprised  of   available-for-sale   and  trading
securities. An analysis of equity securities is as follows:


                                               March 31, 2001                                   December 31, 2000
                             ------------------------------------------------    ------------------------------------------------
                                            Gross       Gross      Estimated                     Gross      Gross      Estimated
                                          Unrealized  Unrealized     Fair                     Unrealized  Unrealized     Fair
                                Cost        Gains       Losses       Value          Cost         Gains      Losses       Value
                             -----------  ----------  ----------  -----------    -----------  ----------  ----------  -----------
                                                                        (In thousands)
Private corporate equity
  securities...............  $   273,798  $        -  $        -  $   273,798    $   226,799  $        -  $        -  $   226,799
Listed equity securities ..       12,143           -      (8,936)       3,207         12,143         124      (9,663)       2,604
                             -----------  ----------  ----------  -----------    -----------  ----------  ----------  -----------
Total available-for-sale
  equity securities........      285,941           -      (8,936)     277,005        238,942         124      (9,663)     229,403

Trading securities.........       79,128      52,645     (17,140)     114,633         99,747     264,433     (10,284)     353,896
                             -----------  ----------  ----------  -----------    -----------  ----------  ----------  -----------
Total equity securities....  $   365,069  $   52,645  $  (26,076) $   391,638    $   338,689  $  264,557  $  (19,947) $   583,299
                             -----------  ----------  ----------  -----------    -----------  ----------  ----------  -----------
                             -----------  ----------  ----------  -----------    -----------  ----------  ----------  -----------

     Trading securities are carried at fair value with changes in net unrealized gains (losses) of $(218,645,000) and $(72,145,000) included in earnings for the three month periods ended March 31, 2001 and 2000, respectively.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Item 1.   NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          (Continued)

Realized Gains and Losses

     Information   about  gross   realized   gains  and  losses  on   securities
transactions is as follows:

                                                                                      Three Months Ended
                                                                                            March 31,
                                                                                ----------------------------
                                                                                     2001             2000
                                                                                -------------  -------------
                                                                                       (In thousands)
Gross realized gains (losses) on securities transactions:
Fixed maturities, available-for-sale:
    Gross gains................................................................ $       3,600  $          31
    Gross losses...............................................................          (356)           (13)
Fixed maturities, held-to-maturity:
    Gross losses...............................................................           (12)          (134)
Trading securities:
    Gross gains................................................................        43,665          8,784
    Gross losses...............................................................        (1,646)             -
Equity securities, available-for-sale:
    Gross gains................................................................           400            116
    Gross losses...............................................................       (14,550)             -
                                                                                -------------  -------------
Net realized investment gains on securities transactions....................... $      31,101  $       8,784
                                                                                -------------  -------------
                                                                                -------------  -------------

Note 5.   Recently Issued Accounting Pronouncements

     On January 1, 2001, the Group adopted Statement of Financial Accounting Standards No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This standard, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that all derivative instruments be recorded on the balance sheet at fair value unless the derivative qualifies as a hedge. The adoption of SFAS 133 did not have a material impact on the Group's consolidated financial statements for the three month period ended March 31, 2001.


Note 6.   Business Segment and Geographical Information

     The Group's reportable operating segments are classified according to its principal businesses, which are: life insurance and annuities, financial advisory services, asset management and venture capital management.

     During the three month periods ended March 31, 2001 and 2000, there were included in the asset management and venture capital management segments, portfolio management fees from the life insurance and annuities segment of $2,724,000 and $2,417,000, respectively. These management fees have been approved by the insurance regulatory body in the life insurance company's U.S. state of domicile. Realized investment gains in the amount of $37,763,000 were recorded by the life insurance and annuities segment, related to intersegmental investment sales to the venture capital management segment. These realized investment gains were offset by a corresponding decrease in unrealized investment gains for the same amount.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Item 1.   NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          (Continued)

     Summary revenue and investment gain (loss) information by geographic segment, based on the domicile of the Group company generating those revenues, is as follows:

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                ----------------------------
                                                                                     2001            2000
                                                                                -------------  -------------
                                                                                       (In thousands)

Jersey......................................................................... $     (99,459) $       4,384
Guernsey.......................................................................       (55,560)       (38,372)
United States..................................................................        10,448          8,004
                                                                                -------------  -------------
Consolidated revenues and net investment gains (losses)........................ $    (144,571) $     (25,984)
                                                                                -------------  -------------
                                                                                -------------  -------------

       Total assets by geographic segment were as follows:

                                                                                   March 31,    December 31,
                                                                                     2001          2000
                                                                                -------------  -------------
                                                                                       (In thousands)

Jersey......................................................................... $      94,187  $     251,255
Guernsey.......................................................................       158,665        176,173
United States..................................................................     2,249,119      2,135,560
                                                                                -------------  -------------
Consolidated total assets ..................................................... $   2,501,971  $   2,562,988
                                                                                -------------  -------------
                                                                                -------------  -------------

     Revenues and income before tax expense for the Group's reportable operating segments, based on management's internal reporting structure, were as follows:

                                                                                     Three Months Ended
                                                                                           March 31,
                                                                                ----------------------------
                                                                                     2001             2000
                                                                                -------------  -------------
                                                                                       (In thousands)

Revenues:
Life insurance and annuities (1) (2)........................................... $     (97,390) $      (1,704)
Financial advisory services....................................................         5,065          6,044
Asset management (1) ..........................................................         1,785          1,902
Venture capital management (2) ................................................       (54,479)       (32,785)
                                                                                -------------  -------------
                                                                                     (145,019)       (26,543)
Reconciliation of segment amounts to consolidated amounts:
Interest income ...............................................................           448            559
                                                                                -------------  -------------
Consolidated revenues and net investment gains (losses)........................ $    (144,571) $     (25,984)
                                                                                -------------  -------------
                                                                                -------------  -------------
-------------------------------------
(1) Intersegmental revenue in asset management segment
    from life insurance and annuities segment ................................. $         529  $         535


(2) Intersegmental revenue in venture capital management
    segment from life insurance and annuities segment ......................... $       2,195  $       1,882

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Item 1.   NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
          (Continued)

                                                                                     Three Months Ended
                                                                                          March 31,
                                                                                ----------------------------
                                                                                     2001            2000
                                                                                -------------  -------------
                                                                                       (In thousands)
Income (loss) before income tax expense:
Life insurance and annuities (1) (2)........................................... $    (133,023) $     (29,441)
Financial advisory services ...................................................        (1,455)          (639)
Asset management (1)...........................................................           287            647
Venture capital management (2) ................................................       (55,317)       (34,642)
                                                                                -------------  -------------
                                                                                     (189,508)       (64,075)
Reconciliation of segment amounts to consolidated amounts:
Interest income ...............................................................           448            559
Corporate expenses ............................................................        (1,823)        (1,429)
Goodwill amortization .........................................................           (57)           (58)
Interest expense ..............................................................          (678)           (12)
                                                                                -------------  -------------
Consolidated income (loss) before income tax expense .......................... $    (191,618) $     (65,015)
                                                                                -------------  -------------
                                                                                -------------  -------------
-------------------------------------
(1) Intersegmental revenue in asset management segment
    from life insurance and annuities segment ................................. $         529  $         535


(2) Intersegmental revenue in venture capital management
    segment from life insurance and annuities segment ......................... $       2,195  $       1,882

     The only material change in segmental assets during the first quarter of 2001 was in the venture capital management segment, where assets decreased by $37,703,000 from $109,604,000 to $71,901,000, primarily caused by the change in net unrealized gains on listed equity securities in the trading account.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited interim consolidated financial statements, and the notes thereto, presented elsewhere in this report. The interim consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. This item should also be read in conjunction with the "Forward-Looking Statements and Factors That May Affect Future Results" which are set forth below and in the Company's other filings with the U.S. Securities and Exchange Commission ("SEC").

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

     Factors that could cause or contribute to deviations from the forward-looking statements include those discussed in this section, elsewhere in this report and in the Company's other filings with the SEC. The factors include, but are not limited to, (i) the risks described in Item 3 "Quantitative and Qualitative Disclosures About Market Risk," (ii) variations in demand for the Group's products and services, (iii) the success of new products and services provided by the Group, (iv) the credit ratings of the Group's insurance subsidiaries, (v) significant changes in net cash flows in or out of the Group's businesses, (vi) fluctuations in the performance of debt and equity markets worldwide, (vii) the enactment of adverse state, federal or foreign regulation or changes in government policy or regulation (including accounting standards) affecting the Group's operations, (viii) the effect of economic conditions and interest rates in the U.S., the U.K. or internationally, (ix) the ability of the Group's subsidiaries to compete in their respective businesses, and (x) the ability of the Group to attract and retain key personnel.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Life Insurance and Annuities

     Certain information regarding the life insurance and annuities segment's results of operations is as follows:

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                ----------------------------
                                                                                     2001             2000
                                                                                -------------  -------------
                                                                                       (In thousands)
Revenues:
Investment income.............................................................. $      31,817  $      22,664
Insurance policy charges ......................................................         1,381          1,827
Net realized investment gains, including related amortization (1) (2)..........        66,744          8,765
Change in net unrealized investment gains (losses) on trading securities,
  including related amortization (1) (2).......................................      (199,734)       (38,603)
Other fee income ..............................................................           282            430
                                                                                -------------  -------------
Total revenues and investment gains (losses), including related
  amortization (1).............................................................       (99,510)        (4,917)

Expenses:
Interest credited on insurance policyholder accounts ..........................        27,450         20,445
Amortization of deferred policy acquisition costs related to operations (1)....         3,562          2,082
Mortality expenses.............................................................            50             33
General and administrative expenses ...........................................         2,451          1,964
                                                                                -------------  -------------
Total expenses related to operations (1).......................................        33,513         24,524
                                                                                -------------  -------------
Income (loss) before income tax expense ....................................... $    (133,023) $     (29,441)
                                                                                -------------  -------------
                                                                                -------------  -------------

  (1) As a result of net realized investment gains on available-for-sale securities and the change in net unrealized investment gains on trading securities which back the life insurance and annuities segment's investment-type products, amortization of deferred policy acquisition costs was increased by $2,120,000 and $3,213,000 in the first quarters of 2001 and 2000, respectively. For purposes of the above business segment presentation, this additional amortization is not shown in operating expenses in accordance with the Group's accounting policy used to prepare the consolidated income statement, but is netted against net realized investment gains (losses) ($2,120,000 and ($65,000) in the first quarters of 2001 and 2000, respectively) and the change in net unrealized investment gains (losses) ($0 and $3,278,000 in the first quarters of 2001 and 2000, respectively).

  (2) Realized investment gains in the amount of $37,763,000 were recorded by the life insurance and annuities segment, related to intersegmental investment sales to the venture capital management segment. These realized investment gains were offset by a corresponding decrease in unrealized investment gains for the same amount. These gains are eliminated in the Group's consolidated financial statements.

First quarter of 2001 compared to first quarter of 2000

     For the quarter ended March 31, 2001, the life insurance and annuities segment, which consists of London Pacific Life & Annuity Company ("LPLA") and London Pacific Assurance Limited ("LPAL"), contributed a loss before income taxes of $133.0 million to the Group's overall loss before taxes, compared to a loss of $29.4 million in the first quarter of 2000. Net realized investment gains, including related amortization of deferred policy acquisition costs ("DPAC"), increased by $58.0 million, while the loss from the change in unrealized investment gains and losses, including related DPAC amortization, increased by $161.1 million. The spread between investment income and interest credited to policyholder accounts increased by $2.1 million; amortization of DPAC, excluding amortization related to investment gains and losses, increased by $1.5 million; and general and administrative expenses increased by $0.5 million over the same period in 2000. Policy charges for the first quarter of 2001 decreased by $0.4 million and other fee income decreased by $0.1 million, each as compared with the first quarter of 2000.

     In accordance with U.S. GAAP, premiums collected on annuity and universal life contracts are not reported as revenues, but as deposits to insurance liabilities. Revenues for these products are recognized over time in the form of investment income and surrender or other charges. LPLA offers both fixed annuities which typically have an interest rate guaranteed for one to seven years, after which the company has the discretionary ability to change the crediting rate to any rate not below a guaranteed rate, and variable annuities which allows the contract holders the ability to direct premiums into specific investment portfolios with rates of return being based on the performance of the portfolio. LPAL began selling guaranteed bond contracts, which are similar to LPLA's fixed annuity products, in the U.K. markets during the first quarter of 2000.

     Premiums for all life, annuity and guaranteed bond products were $153.6 million for the first quarter of 2001, an increase of 45.9% over the premiums received in the same period in 2000. LPAL accounted for $27.8 million of the total premium volume received during the first quarter of 2001. The increase in LPLA's premiums reflects a shift in its mix of business. Sales of traditional annuities in the first quarter of 2001, which typically guarantee crediting rates for one year, increased to $61.9 million compared to $42.2 million in the first quarter of 2000. Sales of the multi-year guaranteed rate annuity products in the first quarter of 2001 increased to $57.7 million, compared to $54.9 million in the first quarter of 2000. LPLA has been able to attract new distribution sources for its traditional annuities due in part to its strong track record in the industry. LPAL continues to increase its number of financial intermediaries. Over 200 financial intermediaries have now signed agreements to sell LPAL's products, which gives LPAL access to over 6,000 independent financial advisors in the U.K. and Jersey.

     Interest and dividend income on securities was $31.8 million for the first quarter of 2001 as compared with $22.7 million for the first quarter of 2000. This $9.1 million increase was primarily due to asset growth from new business and higher reinvestment rates. The carrying value of the private equity portfolio as of March 31, 2001 was $247.2 million, compared with $234.2 million as of December 31, 2000.

     Net investment losses, including related DPAC amortization, were $133.0 million in the first quarter of 2001, compared to $29.8 million in the first quarter of 2000. Net investment losses in the first quarter of 2001 were comprised of net realized investment gains of $68.9 million, a $199.7 million loss from the change in net unrealized gains and losses on the listed equity securities held in the trading portfolio, and related DPAC amortization of $2.1 million. The market value of the trading portfolio decreased from $248.7 million as of December 31, 2000, to $69.9 million as of March 31, 2001. Additions to the trading portfolio during the first quarter of 2001 of $55.7 million resulted from the purchase of certain listed equity securities from the venture capital management segment. LPLA and LPAL sold certain trading positions in the first quarter of 2001 that resulted in net realized gains of $42.0 million based on their aggregate original cost of $20.6 million. Disposals of certain listed equity securities to the venture capital management segment resulted in realized gains of $37.8 million based on their aggregate cost of $14.2 million. These gains were partially offset by a permanent impairment writedown of $14.6 million on one private placement equity security. The life insurance and annuities segment also recorded $3.6 million in realized gains from the sale of certain of its corporate bonds and other investments during the first quarter of 2001. All intersegmental investment gains have been eliminated in the Group's consolidated income statement. As of March 31, 2001, LPLA's and LPAL's investment portfolios included seven former private preferred stocks that have been converted to listed common equities and one convertible bond holding in a publicly traded company. During the first quarter of 2001, one private equity company was acquired for preferred stock by a publicly traded company.

     Total invested assets (defined as total assets excluding deferred policy acquisition costs, other assets and income tax related accounts) remained unchanged at $2.2 billion as of March 31, 2001, compared to December 31, 2000. On total average invested assets for the first quarter of 2001, the average annualized net return, including both realized and unrealized investment gains and losses was -18.37%, as compared with -1.01% for the first quarter of 2000.

     Policy surrender and mortality charge income decreased by $0.4 million for the first quarter of 2001 to $1.4 million, as compared with $1.8 million for the first quarter of 2000. Full policy surrenders totaled $27.2 million in the first quarter of 2001, a $4.8 million decrease over the first quarter of 2000. The majority of the surrenders occurred in older blocks of business that were in the later stages of their surrender penalty periods. Annuity surrenders may increase as the portion of the business that can be withdrawn by policyholders without incurring a surrender charge penalty grows. Internal policy conversions accounted for $9.9 million of the full surrenders in the first quarter of 2001, compared to $8.6 million in the first quarter of 2000.

     Interest credited on policyholder accounts increased by $7.0 million for the first quarter of 2001 to $27.4 million, as compared with $20.4 million for the first quarter of 2000. The increase was primarily due to new business growth in the multi-year annuity products, which generally have higher crediting rates than traditional annuity products but lower acquisition costs and an increase in overall policy crediting rates. The average rate credited to policyholders was 5.90% for the first quarter of 2001, as compared with 5.50% for the first quarter of 2000.

     Amortization of DPAC, excluding amortization related to investment gains and losses, was $3.6 million for the first quarter of 2001, an increase of $1.5 million from the same period in 2000. The increase was primarily due to new business growth. Realized and unrealized investment gains were included in the gross profits used to calculate the amortization of DPAC. This inclusion of investment gains resulted in amortization of $2.1 million for the first quarter of 2001, compared to $3.2 million in the first quarter of 2000.

     General and administrative expenses were $2.5 million for the first quarter of 2001, compared with $2.0 million in the first quarter of 2000. This $0.5 million increase was primarily due to higher employee compensation costs and expenses involved with technology consultants. The annualized expense ratio for the first quarter of 2001, which is defined as general and administrative expenses divided by the average book value of total cash and investments, was 0.40% as compared with 0.48% for the first quarter of 2000.

     LPAL, which began its operations in the first quarter of 2000, sells a single premium term life insurance bond designed to offer a yield higher than bank deposits. The single premium investment, the Guaranteed Return Bond, offers a guaranteed yield and a guaranteed return of capital at maturity for either three or five years. The yield can be taken as either a regular payment or as capital appreciation. LPAL had 1,305 policies in force as of March 31, 2001, and premiums totaling $80.6 million have been generated since inception. Sales have been made in the Channel Islands, the U.K. and the Isle of Man, with over 57% of the premiums from Jersey, Channel Island investors.

Financial Advisory Services

     Certain information regarding the financial advisory services segment's results of operations is as follows:

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                ----------------------------
                                                                                     2001             2000
                                                                                -------------  -------------
                                                                                        (In thousands)
Revenues:
Financial advisory services revenues........................................... $       5,065  $       6,044
Allocation to independent advisors.............................................        (3,596)        (4,373)
                                                                                -------------  -------------
Net financial advisory services revenues after amounts allocated...............         1,469          1,671

Operating expenses.............................................................         2,924          2,310
                                                                                -------------  -------------
Income (loss) before income tax expense ....................................... $      (1,455) $        (639)
                                                                                -------------  -------------
                                                                                -------------  -------------

First quarter of 2001 compared to first quarter of 2000

     The loss from the financial advisory services segment increased from $0.6 million in the first quarter of 2000 to $1.5 million in the first quarter of 2001, primarily due to an increase in operating expenses (largely related to the initiatives discussed below), as well as a decrease in brokerage and commission product revenues.

     Asset management and consulting fee income increased from the prior year period as a result of a shift toward higher margin managed accounts, while income from brokerage and commission product sales decreased due to a change in focus toward fee based (rather than commission based) services and the generally difficult market conditions prevailing during the quarter. Assets under management or administration decreased from $1.6 billion as of March 31, 2000, to $1.4 billion as of March 31, 2001, primarily due to market movements.

     Operating expenses increased to $2.9 million in the first quarter of 2001, compared to $2.3 million in the first quarter of 2000. Excluding staff costs, operating expenses actually decreased by 7%, but staffing additions were made over the course of 2000 to support the institutional and internet based initiatives discussed below.

     In late 1999, the Group decided to make the LPA business the foundation for an internet based initiative that could then be migrated to other vertical markets in which the Group has expertise. This initiative aims to deliver a full complement of consulting and back office services to institutions and financial advisors through the internet. An overview of the project is available at www.lpadvisors.com.

     The internet based initiative has opened the door for marketing of financial advisory services to institutions and large groups of advisors. To date, service contracts have been signed with three major institutions, and additional contracts are currently under negotiation. The impact of these contracts will start to be realized in the second quarter of 2001 as new contracted business begins to come on line.

Asset Management

       Certain information regarding the asset management segment's results of operations is as follows:

                                                                                      Three Months Ended
                                                                                           March 31,
                                                                                ----------------------------
                                                                                     2001           2000
                                                                                -------------  -------------
                                                                                       (In thousands)

Revenues ...................................................................... $       1,785  $       1,902
Operating expenses ............................................................         1,498          1,255
                                                                                -------------  -------------
Income before income tax expense .............................................. $         287  $         647
                                                                                -------------  -------------
                                                                                -------------  -------------

First quarter of 2001 compared to first quarter of 2000

     Income from the asset management segment decreased from $0.6 million in the first quarter of 2000 to $0.3 million in the first quarter of 2001. The decrease of $0.3 million was primarily attributable to lower pre-tax results for Berkeley Capital Management ("BCM"), the Group's U.S. asset manager. BCM's revenues remained level at $1.5 million, but expenses increased by $0.3 million to $1.5 million, primarily as a result of higher commissions paid to BCM's wholesalers under a revised commission structure.

     Increased profitability at BCM was hindered by lower than planned growth in the wrap fee account business. Average wrap assets under management for the first quarter of 2001 were approximately the same as for the first quarter of 2000. Although BCM was able to attract net new wrap assets in both its Value Equity and Growth Equity investment products during the first quarter of 2001, total wrap assets fell from $955 million as of December 31, 2000 to $906 million as of March 31, 2001, due to the decrease in market value of the accounts during the period.

     Other revenue in the asset management segment decreased by $0.1 million in the first quarter of 2001 following the conclusion at the end of the third quarter of 2000 of a development capital fund management contract handled by Berkeley International Limited in Jersey.

Venture Capital Management

     Certain information regarding the venture capital management segment's results of operations is as follows:

                                                                                     Three Months Ended
                                                                                           March 31,
                                                                                ----------------------------
                                                                                     2001          2000
                                                                                -------------  -------------
                                                                                       (In thousands)
Revenues:
Management fees................................................................ $       2,195  $       3,806
Investment income..............................................................             -            145
Net realized investment gains (1)..............................................        37,269             84
Change in net unrealized investment gains (losses) (1).........................       (93,943)       (36,820)
                                                                                -------------  -------------
Total revenues and net investment gains (losses)...............................       (54,479)       (32,785)
Operating expenses.............................................................           838          1,857
                                                                                -------------  -------------
Income (loss) before income tax expense........................................ $     (55,317) $     (34,642)
                                                                                -------------  -------------
                                                                                -------------  -------------

  (1) Realized investment gains in the amount of $37,269,000 were recorded by the venture capital management segment, related to intersegmental investment sales to the life insurance and annuities segment. These realized investment gains were offset by a corresponding decrease in unrealized investment gains for the same amount.

First quarter of 2001 compared to first quarter of 2000

     The loss before taxes from the venture capital management segment increased from $34.6 million in the first quarter of 2000 to a loss of $55.3 million in the first quarter of 2001. This loss was attributable to the change in net unrealized gains and losses for the first quarter of 2001 on the listed equity securities held in the trading portfolio. These positions in listed equity securities were the result of private equity transactions in technology companies. The losses reflected the general downward trend in the market for technology stocks during the first quarter of 2001.

     The change in net unrealized gains and losses in the listed equity trading portfolio during the first quarter of 2001 was a loss of $93.9 million. The market value of the trading portfolio decreased from $105.2 million as of December 31, 2000, to $44.7 million as of March 31, 2000. Additions to the trading portfolio during the first quarter of 2001 of $51.9 million resulted from the purchase of certain listed equity securities from the life insurance and annuities segment. Disposals of certain listed equity securities to the life insurance and annuities segment resulted in realized gains of $37.3 million based on their aggregate cost of $18.5 million. All intersegmental investment gains have been eliminated in the Group's consolidated income statement.

     Significant fluctuations in net unrealized gains in the listed equity trading portfolio are likely in future quarters, reflecting equity market volatility, especially in the technology sector.

     Included in the revenues of the venture capital management segment for the first quarter of 2001 are portfolio management fees from the life insurance and annuities segment of $2.2 million, compared to $1.9 million in the first quarter of 2000. Berkeley International Capital Corporation ("BICC") sources and monitors private investments for LPLA, for which LPLA pays BICC management fees. Total financings completed by BICC for the insurance subsidiaries and for Berkeley International Capital Limited during the first quarter of 2001 were $51.1 million, compared to $32.6 million during the first quarter of 2000. Other non-recurring fees of $1.9 million were received in the first quarter of 2000.

     Operating expenses in the first quarter of 2001 were $0.8 million, compared to $1.9 million in the first quarter of 2000. This $1.1 million decrease was primarily attributable to lower employee compensation which resulted from the decline in unrealized appreciation on employees' investments in the Group's deferred compensation plan.

Corporate and Other

First quarter of 2001 compared to first quarter of 2000

     Corporate expenses increased by $0.4 million to $1.8 million in the first quarter of 2001 as compared with the first quarter of 2000, primarily due to a grant of employee share options at an exercise price below fair market value on the date of the grant. Under U.S. GAAP, the difference between the exercise price and the fair market value on the date of grant is considered compensation expense.

     Interest income earned by the Group (excluding the life insurance and annuities segment) decreased by $0.1 million to $0.4 million in the first quarter of 2001 as compared with the first quarter of 2000, primarily due to the decrease in cash and cash equivalents held by the Group. Interest expense incurred by the Group (excluding the life insurance and annuities segment) increased by $0.7 million to $0.7 million in the first quarter of 2001 as compared with the first quarter of 2000, primarily due to bank borrowings outstanding during the first quarter of 2001.

Consolidated Income (Loss) Before Income Tax Expense (Benefit)

First quarter of 2001 compared to first quarter of 2000

     The consolidated loss before income taxes increased by $126.6 million, from a loss of $65.0 million in the first quarter of 2000 to a loss of $191.6 million in the first quarter of 2001. These large losses were primarily attributable to the change in net unrealized investment gains and losses, partially offset by net realized investment gains.

     Consolidated income before income tax expense for the full year 2001 and future years may be volatile due to the Group's holdings of listed equity securities primarily in the technology sector, which are marked to market with changes in their market value recognized in the income statement for each period. For more information on the possible effects of volatility in the prices of equity securities, see Item 3 "Quantitative and Qualitative Disclosures About Market Risk" below.

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

First quarter of 2001 compared to first quarter of 2000

     The effective tax credit rate, as a percentage of the loss before income taxes for the first quarter of 2001, was 6%. This low effective tax credit rate was primarily attributable to losses of $159.1 million contributed by the Jersey and Guernsey operations during the first quarter of 2001, which primarily consisted of investment losses for which no tax benefits will be realized. The effective tax credit rate, as a percentage of loss before income taxes for the first quarter of 2000, was 15%. This effective rate reflected the fact that 45% of the first quarter of 2000 loss was contributed by the U.S. life and annuity company, and that 57% of the first quarter of 2000 loss represented net capital losses from the Jersey and Guernsey operations for which no tax benefits were realized.


Liquidity and Capital Resources

     On a consolidated basis as of March 31, 2001, cash and cash equivalents of the Group, excluding the life insurance segment, amounted to $20.1 million. As of March 31, 2001, the Group, excluding the life insurance and annuity segment, also held $43.6 million of listed equity securities which could be sold within a short period of time. Management believes that the balances of cash, liquid resources and borrowings, should be sufficient to satisfy the Group's anticipated financing requirements during the next twelve months.

     Shareholders' equity decreased in the first three months of 2001 by $171.8 million to $396.0 million, primarily due to the net loss for the period of $180.2 million. The value of the Company's Ordinary Shares, held by the employee benefit trusts, valued at cost of $62.4 million, has been netted against shareholders' equity. Upon exercise of employee share options, shareholders' equity will be increased by the cost of the shares transferred to the employees and the proceeds received will increase Group cash.


Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The nature of the Group's businesses exposes the Group to market risk. Market risk is the risk of loss that may occur when changes in interest rates and public equity prices adversely affect the value of invested assets.

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

     Duration is an option adjusted measure of the percentage change in the market value of the assets or liabilities in response to a given change in interest rates. For LPAL, given that policyholder liabilities are only $78.3 million, interest rate risk is considered to be minimal. To demonstrate the sensitivity of LPLA's assets and liabilities, tests performed on LPLA's assets and liabilities indicated that, as of March 31, 2001, if market interest rates had suddenly increased by 100 basis points, the fair value of the investment portfolio that is subject to interest rate risk, which was approximately $1.8 billion, would have decreased by $83.6 million, compared with a decrease of $61.0 million for the calculated market value of liabilities, which was approximately $1.7 billion. Conversely, a sudden decrease of 100 basis points would have increased the investment portfolio's fair value by $85.8 million, compared with an increase in the calculated market value of liabilities of $78.0 million. These results depend upon certain key assumptions regarding the behavior of interest sensitive cash flows. Although LPLA has attempted to ensure that the assumptions used are based on the best available data, cash flows cannot be forecasted with certainty, and can deviate materially from the assumed results.

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

     If the market price of the Group's listed equity portfolio as of March 31, 2001 and 2000, which totaled $117.8 million and $339.4 million, respectively, had abruptly increased or decreased by 50%, the market value of the listed equity portfolio would have increased or decreased by $58.9 million and $169.7 million, respectively. Of the value of the listed equity portfolio as of March 31, 2001, $26.6 million represented unrealized market appreciation. Of the listed equity securities held as of March 31, 2001, $57.7 million consisted of an equity holding in New Focus, Inc., with an unrealized gain of $42.7 million.



                           PART II - OTHER INFORMATION


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     None.


(b)  REPORTS ON FORM 8-K:

     No reports on Form 8-K were filed by the Company during the first quarter of 2001.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      LONDON PACIFIC GROUP LIMITED
                                      (Registrant)

 Date:  May 15, 2001                  By:    /s/  Ian K. Whitehead

                                             Ian K. Whitehead
                                             Chief Financial Officer

                                             (Principal Financial and Accounting
                                              Officer and Duly Authorized
                                              Officer of the Registrant)