Form 10-Q
period 2001-06-30
LONDON PACIFIC GROUP LTD
filed 2001-08-09
CIK 891377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------


                                    FORM 10-Q

(Mark One)

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2001

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ____


     As of August 9, 2001, the registrant had outstanding 64,439,073 Ordinary Shares, par value $0.05 per share.

                                TABLE OF CONTENTS


                                     PART I

                              FINANCIAL INFORMATION

Item 1.    Financial Statements:                                                                             Page

           Condensed Consolidated Balance Sheets as of June 30, 2001 and
               December 31, 2000 ...........................................................................    3

           Condensed Consolidated Statements of Income for the three and six months
               ended June 30, 2001 and 2000.................................................................    4

           Condensed Consolidated Statements of Cash Flows for the six months
               ended June 30, 2001 and 2000.................................................................    5

           Consolidated Statements of Changes in Shareholders' Equity for the six
               months ended June 30, 2001 and 2000..........................................................    6

           Consolidated Statements of Comprehensive Income for the three and six months
               ended June 30, 2001 and 2000.................................................................    7

           Notes to Interim Consolidated Financial Statements...............................................    8

Item 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations .......................................................................   13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk ......................................   24


                                     PART II

                                OTHER INFORMATION


Item 4.    Submission of Matters to a Vote of Security Holders..............................................   25

Item 6.    Exhibits and Reports on Form 8-K ................................................................   25

Signature  .................................................................................................   26

                         PART I - FINANCIAL INFORMATION

                          Item 1. FINANCIAL STATEMENTS

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (In thousands, except share amounts)

                                                                                      June 30,     December 31,
                                                                                       2001           2000
                                                                                   -------------  -------------
                                     ASSETS
Cash and cash equivalents......................................................... $      97,737  $     114,285

Investments, principally of life insurance subsidiaries:
   Fixed maturities:
     Available-for-sale, at fair value (amortized cost: $1,562,677 and
       $1,352,313 as of June 30, 2001 and December 31, 2000, respectively)........     1,524,789      1,292,015
     Held-to-maturity, at amortized cost (fair value: $108,137 and $129,400
       as of June 30, 2001 and December 31, 2000, respectively)...................       105,476        127,514
   Equity securities:
     Trading, at fair value (cost: $84,128 and $99,747 as of June 30, 2001
       and December 31, 2000, respectively) ......................................       162,181        353,896
     Available-for-sale, at fair value (cost: $265,712 and $238,942 as of
       June 30, 2001 and December 31, 2000, respectively) ........................       259,126        229,403
   Policy loans ..................................................................        10,559         10,301
                                                                                   -------------  -------------
Total investments ................................................................     2,062,131      2,013,129

Accrued investment income ........................................................        33,032         28,629
Deferred policy acquisition costs ................................................       164,665        168,102
Assets held in separate accounts .................................................       230,891        206,325
Receivables.......................................................................        29,629         17,222
Other assets......................................................................        19,003         15,296
                                                                                   -------------  -------------
Total assets ..................................................................... $   2,637,088  $   2,562,988
                                                                                   -------------  -------------
                                                                                   -------------  -------------
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Life insurance policy liabilities ................................................ $   1,893,297  $   1,691,601
Liabilities related to separate accounts .........................................       224,173        203,806
Notes payable.....................................................................        36,874         35,556
Income taxes payable .............................................................        23,304          2,674
Deferred income tax liabilities ..................................................         4,046         41,587
Accounts payable, accruals and other liabilities .................................        40,866         20,022
                                                                                   -------------  -------------
Total liabilities ................................................................     2,222,560      1,995,246
                                                                                   -------------  -------------
Commitments and contingencies

Shareholders' equity:
Ordinary shares, $0.05 par value per share: authorized 86,400,000 shares;
   issued and outstanding 64,439,073 and 64,433,313 shares as of
   June 30, 2001 and December 31, 2000, respectively..............................         3,222          3,222
Additional paid-in capital .......................................................        68,274         67,591
Retained earnings ................................................................       421,996        580,176
Employee benefit trusts, at cost (shares: 13,698,181 and 12,811,381 as of
   June 30, 2001 and December 31, 2000, respectively) ............................       (63,599)       (58,003)
Accumulated other comprehensive income (loss) ....................................       (15,365)       (25,244)
                                                                                   -------------  -------------
Total shareholders' equity .......................................................       414,528        567,742
                                                                                   -------------  -------------
Total liabilities and shareholders' equity ....................................... $   2,637,088  $   2,562,988
                                                                                   -------------  -------------
                                                                                   -------------  -------------

      See accompanying Notes to Interim Consolidated Financial Statements.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (In thousands, except per share and ADS amounts)

                                                                     Three Months Ended      Six Months Ended
                                                                          June 30,               June 30,
                                                                    --------------------   ---------------------
                                                                       2001       2000        2001        2000
                                                                    ---------  ---------   ---------  ----------
Revenues:
Investment income..............................................     $  35,603  $  27,547   $  70,591  $  53,332
Insurance policy charges.......................................         1,455      2,011       2,836      3,838
Financial advisory services, asset management and other
   fee income..................................................         6,588      7,231      13,192     16,996
Net realized investment gains (losses).........................       (10,235)    (8,596)     20,866        188
Change in net unrealized investment gains and losses
   on trading securities ......................................        42,548    426,338    (176,097)   354,193
                                                                    ---------  ---------   ---------  ---------
                                                                       75,959    454,531     (68,612)   428,547
Expenses:
Interest credited on insurance policyholder accounts...........        29,601     22,330      57,051     42,775
Amortization of deferred policy acquisition costs..............         5,869      5,947      11,551     11,242
Operating expenses.............................................        13,665     16,039      26,845     29,260
Goodwill amortization..........................................            58         57         115        115
Interest expense...............................................           658          2       1,336         14
                                                                    ---------  ---------   ---------  ---------
                                                                       49,851     44,375      96,898     83,406
                                                                    ---------  ---------   ---------  ---------

Income (loss) before income tax expense........................        26,108    410,156    (165,510)   345,141

Income tax expense (benefit)...................................        (3,275)    70,325     (14,667)    60,848
                                                                    ---------  ---------   ---------  ---------
Net income (loss)..............................................     $  29,383  $ 339,831   $(150,843) $ 284,293
                                                                    ---------  ---------   ---------  ---------
                                                                    ---------  ---------   ---------  ---------

Interim dividend declared
(2001 and 2000: 11.0 cents per share gross; 8.8 cents per ADS)                             $   4,504  $   4,608
                                                                                           ---------  ---------
                                                                                           ---------  ---------

Basic earnings (loss) per share and ADS........................        $ 0.58     $ 6.57     $ (2.94)    $ 5.59
Diluted earnings (loss) per share and ADS......................        $ 0.54     $ 5.62     $ (2.94)    $ 4.72

      See accompanying Notes to Interim Consolidated Financial Statements.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                       ----------------------------
                                                                                          2001              2000
                                                                                       ----------        ----------
Net cash provided by operating activities ........................................     $   55,290        $    7,793

Cash flows from investing activities:
Purchases of held-to-maturity fixed maturity securities ..........................         (3,554)           (2,541)
Purchases of available-for-sale fixed maturity securities ........................       (395,834)         (171,237)
Purchases of available-for-sale equity securities ................................        (51,100)          (54,603)
Proceeds from redemption of held-to-maturity fixed maturity securities ...........         13,596            32,752
Proceeds from sale of available-for-sale fixed maturity securities ...............        198,336            41,475
Proceeds from sale of available-for-sale equity securities .......................          5,010             1,653
Capital expenditures .............................................................           (706)           (1,099)
Other cash flows from investing activities .......................................           (258)              (73)
                                                                                       ----------        ----------
Net cash provided by (used in) investing activities ..............................       (234,510)         (153,673)
                                                                                       ----------        ----------

Cash flows from financing activities:
Insurance policyholder contract deposits .........................................        269,342           244,721
Insurance policyholder benefits paid .............................................        (95,015)         (117,304)
Issue of Ordinary Shares .........................................................              3                 -
Purchases of Ordinary Shares by the employee benefit trusts.......................         (6,005)           (2,660)
Proceeds from disposal of shares by the employee benefit trusts...................            440             6,947
Dividends paid....................................................................         (7,337)           (7,093)
Notes payable.....................................................................          1,318                 -
Bank overdrafts...................................................................              -              (593)
                                                                                       ----------        ----------
Net cash provided by financing activities ........................................        162,746           124,018
                                                                                       ----------        ----------

Net increase (decrease) in cash and cash equivalents .............................        (16,474)          (21,862)
Cash and cash equivalents at beginning of period .................................        114,285            49,703
Foreign currency translation adjustment ..........................................            (74)                -
                                                                                       ----------        ----------
Cash and cash equivalents at end of period .......................................     $   97,737        $   27,841
                                                                                       ----------        ----------
                                                                                       ----------        ----------

      See accompanying Notes to Interim Consolidated Financial Statements.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                                 (In thousands)

                                                                                              Accumulated
                                                                                                 Other
                                      Ordinary      Additional                    Employee      Compre-       Total
                                     Shares at       Paid-in       Retained        Benefit      hensive   Shareholders'
                                     Par Value       Capital       Earnings        Trusts    Income (Loss)   Equity
                                    -----------    -----------    -----------    -----------  -----------  -----------
Balance as of January 1, 2000 ..... $     3,222    $    62,307    $   559,344    $   (54,033) $   (18,365) $   552,475

Net income ........................           -              -        284,293              -            -      284,293
Change in net unrealized gains
   and losses on available-for-sale
   securities......................           -              -              -              -      (12,296)     (12,296)
Exercise of employee share
   options, including income
   tax effect......................           -          1,548              -          7,292            -        8,840
Net realized gains (losses) on
   disposal of shares held by the
   employee benefit trusts.........           -           (345)             -              -            -         (345)
Cash dividends declared ...........           -              -         (7,093)             -            -       (7,093)
Purchase of shares by the
   employee benefit trusts.........           -              -              -         (2,660)           -       (2,660)
                                    -----------    -----------    -----------    -----------  -----------  -----------
Balance as of June 30, 2000........ $     3,222    $    63,510    $   836,544    $   (49,401) $   (30,661) $   823,214
                                    -----------    -----------    -----------    -----------  -----------  -----------
                                    -----------    -----------    -----------    -----------  -----------  -----------

                                                                                              Accumulated
                                                                                                 Other
                                      Ordinary      Additional                    Employee      Compre-       Total
                                     Shares at       Paid-in       Retained        Benefit      hensive   Shareholders'
                                     Par Value       Capital       Earnings        Trusts    Income (Loss)   Equity
                                    -----------    -----------    -----------    -----------  -----------  -----------
Balance as of January 1, 2001 ..... $     3,222    $    67,591    $   580,176    $   (58,003) $   (25,244) $   567,742

Net income (loss)..................           -              -       (150,843)             -            -     (150,843)
Change in net unrealized gains
   and losses on available-for-sale
   securities......................           -              -              -              -        9,894        9,894
Foreign currency translation
   adjustment......................           -              -              -              -          (15)         (15)
Exercise of employee share
   options, including income
   tax effect......................           -            652              -            409            -        1,061
Net realized gains on disposal
   of shares held by the
   employee benefit trusts.........           -             31              -              -            -           31
Cash dividends declared ...........           -              -         (7,337)             -            -       (7,337)
Purchase of shares by the
   employee benefit trusts.........           -              -              -         (6,005)           -       (6,005)
                                    -----------    -----------    -----------    -----------  -----------  -----------
Balance as of June 30, 2001........ $     3,222    $    68,274    $   421,996    $   (63,599) $   (15,365) $   414,528
                                    -----------    -----------    -----------    -----------  -----------  -----------
                                    -----------    -----------    -----------    -----------  -----------  -----------

      See accompanying Notes to Interim Consolidated Financial Statements.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)

                                                                       Three Months Ended       Six Months Ended
                                                                           June 30,                 June 30,
                                                                    ----------------------   ----------------------
                                                                       2001        2000         2001        2000
                                                                    ----------  ----------   ----------  ----------

Net income (loss).................................................  $   29,383  $  339,831   $ (150,843) $  284,293

Other comprehensive income (loss), net of deferred income taxes:

Foreign currency translation adjustments, net of income
   taxes of $0....................................................          (7)          -          (15)          -

Change in net unrealized gains and losses on available-for-sale securities arising during the quarter, net of income taxes and deferred policy acquisition cost amortization adjustments
   totaling $5,186, $19,273, $(18,506) and $26,857, respectively .      (2,308)     (8,613)       9,894     (12,296)
                                                                    ----------  ----------   ----------  -----------
Other comprehensive income (loss) ................................      (2,315)     (8,613)       9,879     (12,296)
                                                                    ----------  ----------   ----------  ----------
Comprehensive income (loss) ......................................  $   27,068  $  331,218   $ (140,964) $  271,997
                                                                    ----------  ----------   ----------  ----------
                                                                    ----------  ----------   ----------  ----------

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

     The results for the six month period ended June 30, 2001, are not necessarily indicative of the results to be expected for the full fiscal year.

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

     A reconciliation of the numerators and denominators for the basic and diluted earnings per share calculations is as follows:

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Item 1.  NOTES TO INTERIM  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
         (Continued)

                                                                      Three Months Ended          Six Months Ended
                                                                          June 30,                    June 30,
                                                                   ------------------------   ------------------------
                                                                      2001         2000           2001         2000
                                                                   -----------  -----------   -----------  -----------
                                                                              (In thousands, except share and
                                                                                per share and ADS amounts)
Net income (loss)................................................. $    29,383  $   339,831   $  (150,843) $   284,293

Basic earnings per share and ADS:
Weighted average number of Ordinary Shares outstanding,
  excluding shares held by the employee benefit trusts............  50,896,799   51,704,724    51,227,399   50,894,327
                                                                   -----------  -----------   -----------  -----------
Basic earnings (loss) per share and ADS .......................... $      0.58  $      6.57   $     (2.94) $      5.59
                                                                   -----------  -----------   -----------  -----------
                                                                   -----------  -----------   -----------  -----------

Diluted earnings per share and ADS:
Weighted average number of Ordinary Shares outstanding,
  excluding shares held by the employee benefit trusts............  50,896,799   51,704,724    51,227,399   50,894,327
Effect of dilutive securities (employee share options)............   3,534,991    8,735,872             -    9,399,571
                                                                   -----------  -----------   -----------  -----------
Weighted average Ordinary Shares used in diluted earnings
  per share calculations..........................................  54,431,790   60,440,596    51,227,399   60,293,898
                                                                   -----------  -----------   -----------  -----------
Diluted earnings (loss) per share and ADS ........................ $      0.54  $      5.62   $     (2.94) $      4.72
                                                                   -----------  -----------   -----------  -----------
                                                                   -----------  -----------   -----------  -----------

Note 4. Investments

Equity Securities

     Equity   securities  are  comprised  of   available-for-sale   and  trading
securities. An analysis of equity securities is as follows:


                                            June 30, 2001                                     December 31, 2000
                            -----------------------------------------------    ------------------------------------------------
                                           Gross       Gross     Estimated                    Gross       Gross     Estimated
                                         Unrealized  Unrealized    Fair                     Unrealized  Unrealized    Fair
                                Cost       Gains       Losses      Value          Cost        Gains       Losses      Value
                            -----------  ----------  ----------  ----------    -----------  ----------  ----------  -----------
                                                                       (In thousands)
Private corporate equity
  securities............... $   253,569  $        -  $        -  $  253,569    $   226,799  $        -  $        -  $   226,799
Listed equity securities ..      12,143           -      (6,586)      5,557         12,143         124      (9,663)       2,604
                            -----------  ----------  ----------  ----------    -----------  ----------  ----------  -----------
Total available-for-sale
  equity securities........     265,712           -      (6,586)    259,126        238,942         124      (9,663)     229,403

Trading securities.........      84,128      98,111     (20,058)    162,181         99,747     264,433     (10,284)     353,896
                            -----------  ----------  ----------  ----------    -----------  ----------  ----------  -----------
Total equity securities.... $   349,840  $   98,111  $  (26,644) $  421,307    $   338,689  $  264,557  $  (19,947) $   583,299
                            -----------  ----------  ----------  ----------    -----------  ----------  ----------  -----------
                            -----------  ----------  ----------  ----------    -----------  ----------  ----------  -----------

     Trading securities are carried at fair value with changes in net unrealized gains and losses of $42,548,000 and $426,338,000 included in earnings for the three month periods ended June 30, 2001 and 2000, respectively, and of $(176,097,000) and $354,193,000 included in earnings for the six month periods ended June 30, 2001 and 2000, respectively.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Item 1.  NOTES TO INTERIM  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
         (Continued)

Realized Gains and Losses

     Information   about  gross   realized   gains  and  losses  on   securities
transactions is as follows:

                                                                        Three Months Ended        Six Months Ended
                                                                            June 30,                  June 30,
                                                                      ----------------------    --------------------
                                                                        2001        2000          2001        2000
                                                                      ----------  ----------    ---------  ---------
                                                                                      (In thousands)
Gross realized gains (losses) on securities transactions:
Fixed maturities, available-for-sale:
    Gross gains...................................................    $    7,627  $       95    $  11,227  $     126
    Gross losses..................................................        (2,643)        (82)      (2,999)       (95)
Fixed maturities, held-to-maturity:
    Gross losses..................................................             -     (26,334)         (12)   (26,468)
Trading securities:
    Gross gains...................................................             -      23,412       43,665     32,196
    Gross losses..................................................             -           -       (1,646)         -
Equity securities, available-for-sale:
    Gross gains...................................................            10          14          410        130
    Gross losses..................................................       (15,229)     (5,701)     (29,779)    (5,701)
                                                                      ----------  ----------    ---------  ---------
Net realized investment gains (losses) on securities
    transactions..................................................    $  (10,235) $   (8,596)   $  20,866  $     188
                                                                      ----------  ----------    ---------  ---------
                                                                      ----------  ----------    ---------  ---------

Note 5. Recently Issued Accounting Pronouncements

     On January 1, 2001, the Group adopted Statement of Financial Accounting Standard No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This standard, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that all derivative instruments be recorded on the balance sheet at fair value unless the derivative qualifies as a hedge. The adoption of SFAS 133 did not have a material impact on the Group's consolidated financial statements for the three and six month periods ended June 30, 2001.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141 ("SFAS 141"), "Business Combinations," which supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. SFAS 141 also specifies criteria intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS 141 are effective for transactions accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later.
Management does not anticipate the adoption of this statement to have a significant effect on the Group's results of operations or financial position.

     In June 2001, the FASB also issued Statement of Financial Accounting Standard No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets." SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. Impairment losses, if any, due to the initial application of SFAS 142 are to be reported as

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Item 1.  NOTES TO INTERIM  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
         (Continued)

resulting from a change in accounting principle. The Group will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The first of the required impairment tests will be performed as of January 1, 2002 and the Group has not yet determined what effect these tests will have on its results of operations. However, the Group does not expect adoption of this statement to have a material effect on its results of operations or financial position.


Note 6. Business Segment and Geographical Information

     The Group's reportable operating segments are classified according to its principal businesses, which are: life insurance and annuities, financial advisory services, asset management and venture capital management.

     During the three month periods ended June 30, 2001 and 2000, there were included in the asset management and venture capital management segments, portfolio management fees from the life insurance and annuities segment of $3,042,000 and $2,526,000, respectively. During the six month periods ended June 30, 2001 and 2000, there were included in the asset management and venture capital management segments, portfolio management fees from the life insurance and annuities segment of $5,766,000 and $4,943,000, respectively. These management fees have been approved by the insurance regulatory body in the life insurance company's U.S. state of domicile. Realized investment gains in the amount of $37,763,000 were recorded during the first six months of 2001 by the life insurance and annuities segment, related to intersegmental investment sales to the venture capital management segment. These realized investment gains were offset by a corresponding decrease in unrealized investment gains for the same amount.

     Summary revenue and investment gain (loss) information by geographic segment, based on the domicile of the Group company generating those revenues, is as follows:

                                                                       Three Months Ended         Six Months Ended
                                                                            June 30,                  June 30,
                                                                     ----------------------    ----------------------
                                                                        2001        2000          2001        2000
                                                                     ----------  ----------    ----------  ----------
                                                                                      (In thousands)
Jersey............................................................   $  (17,523) $  147,099    $ (116,982) $  151,483
Guernsey..........................................................       58,980      66,175         3,420      27,803
United States.....................................................       34,502     241,257        44,950     249,261
                                                                     ----------  ----------    ----------  ----------
Consolidated revenues and net investment gains (losses)...........   $   75,959  $  454,531    $  (68,612) $  428,547
                                                                     ----------  ----------    ----------  ----------
                                                                     ----------  ----------    ----------  ----------

     Total assets by geographic segment were as follows:

                                                                                    June 30,       December 31,
                                                                                      2001             2000
                                                                                  ------------     ------------
                                                                                          (In thousands)
Jersey.........................................................................   $     85,185     $    251,255
Guernsey.......................................................................        204,742          176,173
United States..................................................................      2,347,161        2,135,560
                                                                                  ------------     ------------
Consolidated total assets .....................................................   $  2,637,088     $  2,562,988
                                                                                  ------------     ------------
                                                                                  ------------     ------------

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Item 1.  NOTES TO INTERIM  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
         (Continued)

     Revenues and income before tax expense for the Group's reportable operating segments, based on management's internal reporting structure, were as follows:

                                                                        Three Months Ended          Six Months Ended
                                                                             June 30,                   June 30,
                                                                      ----------------------     -----------------------
                                                                         2001         2000          2001         2000
                                                                      ----------   ---------     ----------   ----------
                                                                                       (In thousands)
Revenues:
Life insurance and annuities (1) (2)..............................    $    8,577   $  378,752    $  (88,813) $  377,048
Financial advisory services.......................................         5,061        5,720        10,126      11,764
Asset management (1) .............................................         1,629        1,857         3,414       3,759
Venture capital management (2) ...................................        59,997       67,830         5,518      35,045
                                                                      ----------   ----------    ----------  ----------
                                                                          75,264      454,159       (69,755)    427,616
Reconciliation of segment amounts to consolidated amounts:
Interest income ..................................................           695          372         1,143         931
                                                                      ----------   ----------    ----------  ----------
Consolidated revenues and net investment gains (losses)...........    $   75,959   $  454,531    $  (68,612) $  428,547
                                                                      ----------   ----------    ----------  ----------
                                                                      ----------   ----------    ----------  ----------

Income (loss) before income tax expense:
Life insurance and annuities (1) (2)..............................    $  (28,769)  $  347,811    $ (161,792) $  318,370
Financial advisory services ......................................          (352)      (1,167)       (1,807)     (1,806)
Asset management (1)..............................................           227          119           514         766
Venture capital management (2) ...................................        56,331       64,214         1,014      29,572
                                                                      ----------   ----------    ----------  ----------
                                                                          27,437      410,977      (162,071)    346,902
Reconciliation of segment amounts to consolidated amounts:
Interest income ..................................................           695          372         1,143         931
Corporate expenses ...............................................        (1,308)      (1,134)       (3,131)     (2,563)
Goodwill amortization ............................................           (58)         (57)         (115)       (115)
Interest expense .................................................          (658)          (2)       (1,336)        (14)
                                                                      ----------   ----------    ----------  ----------
Consolidated income (loss) before income tax expense .............    $   26,108   $  410,156    $ (165,510) $  345,141
                                                                      ----------   ----------    ----------  ----------
                                                                      ----------   ----------    ----------  ----------

(1) Included in the revenues of the asset management segment are management fees from the life insurance and annuities segment of $460,000 and $662,000 in the second quarters of 2001 and 2000, respectively, and $989,000 and $1,197,000 in the first six months of 2001 and 2000, respectively.

(2) Included in the revenues of the venture capital management segment are management fees from the life insurance and annuities segment of $2,582,000 and $1,864,000 in the second quarters of 2001 and 2000, respectively, and $4,777,000 and $3,746,000 in the first six months of 2001 and 2000, respectively.

     The only material change in segmental assets during the second quarter of 2001 was in the venture capital management segment, where assets increased by $21,292,000 from $71,901,000 to $93,193,000, primarily caused by the change in net unrealized gains on listed equity securities in the trading account. The only material change in segmental assets during the first six months of 2001 was in the venture capital management segment, where assets decreased by $16,411,000 from $109,604,000 to $93,193,000, primarily caused by the change in net unrealized gains on listed equity securities in the trading account.

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

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Life Insurance and Annuities

     Certain information regarding the life insurance and annuities segment's results of operations is as follows:

                                                                        Three Months Ended           Six Months Ended
                                                                             June 30,                    June 30,
                                                                      -----------------------     -----------------------
                                                                         2001         2000           2001         2000
                                                                      ----------   ----------     ----------   ----------
                                                                                       (In thousands)
Revenues:
Investment income.................................................    $   31,865   $   24,522     $   63,682   $   47,186
Insurance policy charges .........................................         1,455        2,011          2,836        3,838
Net realized investment gains (losses), including related
  amortization (1) (2)............................................       (14,471)     (15,631)        52,273       (6,866)
Change in net unrealized investment gains and losses on
  trading securities, including related amortization (1) (2)......       (14,856)     363,674       (214,590)     325,071
Other fee income .................................................           359          316            641          746
                                                                      ----------   ----------     ----------   ----------
Total revenues and investment gains (losses), including
  related amortization (1)........................................         4,352      374,892        (95,158)     369,975

Expenses:
Interest credited on insurance policyholder accounts .............        29,601       22,330         57,051       42,775
Amortization of deferred policy acquisition costs related to
  operations (1)..................................................         1,644        2,087          5,206        4,169
Mortality expenses (gains)........................................          (356)        (434)          (306)        (401)
General and administrative expenses ..............................         2,232        3,098          4,683        5,062
                                                                      ----------   ----------     ----------   ----------
Total expenses related to operations (1)..........................        33,121       27,081         66,634       51,605
                                                                      ----------   ----------     ----------   ----------
Income (loss) before income tax expense ..........................    $  (28,769)  $  347,811     $ (161,792)  $  318,370
                                                                      ----------   ----------     ----------   ----------
                                                                      ----------   ----------     ----------   ----------

(1) As a result of net realized investment gains on available-for-sale securities and the change in net unrealized investment gains on trading securities which back the life insurance and annuities segment's investment-type products, amortization of deferred policy acquisition costs was increased by $4,225,000 and $3,860,000 in the second quarters of 2001 and 2000, respectively, and by $6,345,000 and $7,073,000 in the first six months of 2001 and 2000, respectively. For purposes of the above business segment presentation, this additional amortization is not shown in operating expenses in accordance with the Group's accounting policy used to prepare the consolidated income statement, but is netted against net realized investment gains (losses) ($4,225,000 and ($1,521,000) in the second quarters of 2001 and 2000, respectively) and the change in net unrealized investment gains and losses ($0 and $5,381,000 in the second quarters of 2001 and 2000, respectively), and netted against net realized investment gains (losses) ($6,345,000 and ($1,586,000) for the first six months of 2001 and 2000, respectively) and the change in net unrealized investment gains and losses ($0 and $8,659,000 for the first six months of 2001 and 2000, respectively).

(2) Realized investment gains in the amount of $37,763,000 were recorded during the first six months of 2001 by the life insurance and annuities segment, related to intersegmental investment sales to the venture capital management segment. These realized investment gains were offset by a corresponding decrease in unrealized investment gains for the same amount. These gains are eliminated in the Group's consolidated financial statements.

Second quarter of 2001 compared to second quarter of 2000

     For the second quarter of 2001, the life insurance and annuities segment, which consists of London Pacific Life & Annuity Company ("LPLA") and London Pacific Assurance Limited ("LPAL"), contributed a loss before income taxes of $28.8 million to the Group's overall income before taxes, compared to income of $347.8 million in the second quarter of 2000. Net realized investment losses, including related amortization of deferred policy acquisition costs ("DPAC"), decreased by $1.2 million, while the loss from the change in net unrealized investment gains and losses, including related DPAC amortization, was $14.9 million, compared to a net gain of $363.7 million in the second quarter of 2000. General and administrative expenses decreased by $0.9 million; amortization of DPAC, excluding amortization related to investment gains and losses, decreased by $0.4 million; and the spread between investment income and interest credited to policyholder accounts increased by $0.1 million, each as compared to the second quarter of 2000. Policy charges for the second quarter of 2001 decreased by $0.5 million and other fee income remained level, each as compared to the second quarter of 2000.

     In accordance with U.S. GAAP, premiums collected on annuity and universal life contracts are not reported as revenues, but rather as deposits to insurance liabilities. Revenues for these products are recognized over time in the form of investment income and surrender or other charges. LPLA offers both fixed annuities which typically have an interest rate guaranteed for one to seven years, after which the company has the discretionary ability to change the crediting rate to any rate not below a guaranteed rate, and variable annuities which allow the contract holders the ability to direct premiums into specific investment portfolios with rates of return being based on the performance of the portfolio. LPAL began selling guaranteed bond contracts, which are similar to LPLA's fixed annuity products, in the Jersey, Channel Islands market during the first quarter of 2000 and in the U.K. market during the second quarter of 2000.

     Premiums received for all life, annuity and guaranteed bond products were $133.8 million for the second quarter of 2001, a decrease of 14.6% over the premiums received for the same period in 2000. LPAL generated $22.6 million of the total premiums received during the second quarter of 2001, compared to $12.7 million for the same period in 2000. The higher premium volume in the quarter for LPAL reflects the maturing of the distribution network via the increase in the number of financial intermediaries with which LPAL transacts business and the strengthening of its product range from the original launch of the Guaranteed Return Bond in February 2000. The $32.7 million decrease in LPLA's premiums reflects the impact of a declining U.S. interest rate environment. As a result of lower reinvestment rates, LPLA reduced annuity crediting rates during the second quarter of 2001, which reduced the competitiveness of its annuity product line. LPLA's mix of business continued to shift toward traditional annuities, which typically guarantee crediting rates for one year, but have surrender charge periods ranging from seven to ten years. Sales of traditional annuities in the second quarter of 2001 increased to $73.0 million, compared to $46.7 million in the second quarter of 2000 as a result of production from new distributors that have been attracted to LPLA because of its strong track record. The declining U.S. interest rate environment had the most significant impact on LPLA's multi-year guaranteed rate annuities, sales of which in the second quarter of 2001 decreased to $30.3 million, compared to $88.8 million in the second quarter of 2000.

     Interest and dividend income on investments was $31.9 million in the second quarter of 2001 as compared with $24.5 million in the same period in 2000. This $7.4 million increase was primarily due to asset growth from new business, offset by lower reinvestment rates and by acquisitions of capital appreciation (zero yield) securities. The carrying value of the private equity portfolio as of June 30, 2001 was $263.6 million, compared with $234.2 million as of December 31, 2000 and $152.7 million as of June 30, 2000.

     Net investment losses, including related DPAC amortization, were $29.3 million in the second quarter of 2001, compared to net investment gains of $348.0 million in the second quarter of 2000. Net investment losses in the second quarter of 2001 were comprised of net realized investment losses of $10.2 million, a $14.9 million loss from the change in net unrealized gains and losses on the listed equity securities held in the trading portfolio, and related DPAC amortization of $4.2 million. The market value of the trading portfolio decreased from $69.9 million as of March 31, 2001 to $60.1 million as of June 30, 2001. Additions to the trading portfolio during the second quarter of 2001 of $5.0 million resulted from the conversion of a private preferred stock to publicly traded common stock. The life insurance and annuities segment recorded $7.1 million in realized gains from the sale of certain corporate bonds during the second quarter of 2001. These bond gains were offset by permanent impairment writedowns of $2.1 million on one corporate bond and $15.2 million on two private placement equity securities. As of June 30, 2001, LPLA's and LPAL's investment portfolios included eight former private preferred stocks that have been converted to listed common equities and one convertible bond holding in a publicly traded company.

     Total invested assets (defined as total assets excluding DPAC, other assets and income tax related accounts) increased to $2.3 billion as of June 30, 2001, compared with $2.2 billion as of December 31, 2000 and as of June 30, 2000. On total average invested assets for the second quarter of 2001, the average annualized net return, including both realized and unrealized investment gains and losses, was 1.24%, compared with 78.66% for the same period in 2000. This decrease in annualized net return resulted primarily from the decrease in net investment gains discussed above.

     Policy surrender and mortality charge income decreased by $0.5 million in the second quarter of 2001 to $1.5 million, compared with $2.0 million for the same period in 2000. Full policy surrenders totaled $25.5 million in the second quarter of 2001, a $15.1 million decrease over the same period in 2000. Internal policy conversions accounted for $8.2 million of the full surrenders in the second quarter of 2001, compared to $13.5 million for the same period in 2000. The decrease in policy surrenders reflects one of the effects of the declining U.S. interest rate environment, which has reduced yields on competing products. Although the current U.S. interest rate environment favors higher policy persistency, annuity surrenders may increase in future periods as the portion of the business that can be withdrawn by policyholders without incurring a surrender charge penalty grows.

     Interest credited on policyholder accounts increased by $7.3 million in the second quarter of 2001 to $29.6 million, compared with $22.3 million for the same period in 2000. This increase was primarily due to new business growth and favorable renewal rates on certain blocks of business. The average rate credited to policyholders was 5.97% in the second quarter of 2001, compared with 5.68% for the same period in 2000.

     Amortization of DPAC, excluding amortization related to investment gains and losses, was $1.6 million in the second quarter of 2001, a decrease of $0.4 million from the same period in 2000. This decrease was primarily due to the lower level of policy surrenders, partially offset by new business growth. Realized and unrealized investment gains and losses were included in the gross profits used to calculate the amortization of DPAC. This inclusion of investment gains and losses resulted in additional amortization of $4.2 million for the second quarter of 2001, compared to $3.9 million in the second quarter of 2000.

     General and administrative expenses were $2.2 million in the second quarter of 2001, compared with $3.1 million for the same period in 2000. This $0.9 million decrease was primarily due to reductions in employee compensation costs, legal expenses and state guaranty fund assessment costs. The annualized expense ratio for the second quarter of 2001, which is defined as general and administrative expenses divided by the average book value of total cash and investments, was 0.40%, compared with 0.64% for the same period in 2000.

First six months of 2001 compared to first six months of 2000

     For the first six months of 2001, the life insurance and annuities segment contributed a loss before income taxes of $161.8 million to the Group's overall loss before taxes, compared to income of $318.4 million for the same period in
2000. Net realized investment gains, including related amortization of DPAC, increased by $59.1 million, while the loss from the change in net unrealized investment gains and losses, including related DPAC amortization, was $214.6 million, compared to a net gain of $325.1 million in the first six months of 2000. The spread between investment income and interest credited to policyholder accounts increased by $2.2 million; general and administrative expenses decreased by $0.4 million; and amortization of DPAC, excluding amortization related to investment gains and losses, increased by $1.0 million, each as compared to the first six months of 2000. Policy charges for the first six months of 2001 decreased by $1.0 million and other fee income decreased by $0.1 million, each as compared to the same period in 2000.

     Premiums received for all life, annuity and guaranteed bond products were $287.4 million for the first six months of 2001, an increase of 9.7% over the premiums received for the same period in 2000. LPAL generated $50.4 million of the total premiums received during the first six months of 2001, compared to $12.7 million for the same period in 2000. The increase in premiums reflects LPAL's continuing success in increasing the number of financial intermediaries who sell LPAL's expanded product range which is ideally suited for risk adverse investors seeking income and capital preservation in volatile market conditions. The fourfold increase in 2001 reflects a full six months of operations during the period, compared to the initial period of operations in

2000. LPAL continues to make substantial inroads in its sector of the guaranteed annuity market in Jersey and the U.K. The number of financial intermediaries signed up to sell LPAL's products has increased dramatically since it began operations. LPAL has been able to focus its efforts successfully on marketing and distribution without the normal problems associated with startups, as LPAL utilizes the administrative capability of its sister company, LPLA, in the U.S. The $12.2 million decrease in LPLA's premiums reflects the impact of a declining U.S. interest rate environment, which led to reduced crediting rates and lower production in the second quarter of 2001. In response to the changing interest rate environment, LPLA began to shift its business mix toward traditional annuities, which typically guarantee crediting rates for one year. Sales of traditional annuities for the first six months of 2001 increased to $134.9 million, compared to $88.9 million for the same period in 2000. This increased production resulted from the addition of new distributors that have been attracted to LPLA because of its strong track record. Multi-year guaranteed rate annuities were adversely affected by the declining U.S. interest rate environment; sales of these products for the first six months of 2001 decreased to $88.0 million, compared to $143.7 million for the same period in 2000.

     Interest and dividend income on investments was $63.7 million for the first six months of 2001 as compared with $47.2 million in the same period in 2000. This $16.5 million increase was primarily due to asset growth from new business, offset by lower reinvestment rates.

     Net investment losses, including related DPAC amortization, were $162.3 million for the first six months of 2001, compared to net investment gains of $318.2 million for the same period in 2000. Net investment losses for the first six months of 2001 were comprised of net realized investment gains of $58.6 million, a $214.6 million loss from the change in net unrealized gains and losses on the listed equity securities held in the trading portfolio, and related DPAC amortization of $6.3 million. The market value of the trading portfolio decreased from $248.7 million as of December 31, 2000, to $60.1 million as of June 30, 2001. Additions to the trading portfolio during the first six months of 2001 of $60.8 million resulted from the $55.8 million purchase of certain listed equity securities from the venture capital management segment and $5.0 million due to the conversion of a private preferred stock to common stock of a publicly traded company. LPLA and LPAL sold certain trading positions during the first six months of 2001, which resulted in net realized gains of $42.0 million based on their aggregate original cost of $20.6 million. Disposals of certain listed equity securities to the venture capital management segment resulted in realized gains of $37.8 million based on their aggregate cost of $14.2 million. These gains were partially offset by permanent impairment writedowns of $31.9 million on three private placement equity securities and one corporate bond. The life insurance and annuities segment also recorded $10.8 million in realized gains from the sale of certain corporate bonds and other investments during the first six months of the year. All intersegmental investment gains have been eliminated on the Group's consolidated income statement.

     Total invested assets increased to $2.3 billion as of June 30, 2001, compared with $2.2 billion as of December 31, 2000 and as of June 30, 2000. On total average invested assets for the first six months of 2001, the average annualized net return, including both realized and unrealized investment gains and losses, was - 8.40%, compared with 41.66% for the same period in 2000. This decrease in annualized net return resulted primarily from the decrease in net investment gains discussed above.

     Policy surrender and mortality charge income decreased by $1.0 million for the first six months of 2001 to $2.8 million, compared with $3.8 million for the same period in 2000. Full policy surrenders totaled $52.7 million for the first six months of 2001, a $19.5 million decrease compared with the same period in 2000. The majority of the surrenders occurred in older blocks of business that were in the later stages of their surrender penalty period. Annuity surrenders may increase as the portion of the business that can be withdrawn by policyholders without incurring a surrender charge penalty grows. Internal policy conversions accounted for $18.1 million of the full surrenders for the first six months of 2001, compared to $22.3 million for the same period in 2000.

     Interest credited on policyholder accounts increased by $14.3 million in the first six months of 2001 to $57.1 million, compared with $42.8 million for the same period in 2000. This increase was primarily due to new business growth, offset by lower renewal rates on certain blocks of business. The average rate credited to policyholders was 5.98% in the first six months of 2001, compared with 5.63% for the same period in 2000.

     Amortization of DPAC, excluding amortization related to investment gains and losses, was $5.2 million for the first six months of 2001, an increase of $1.0 million from the same period in 2000. This increase was primarily due to new business growth, particularly in the traditional annuity business discussed above, partially offset by a decrease in surrenders. Realized and unrealized investment gains and losses were included in the gross profits used to calculate the amortization of DPAC. This inclusion of investment gains and losses resulted in additional amortization of $6.3 million for the first six months of 2001, compared to $7.1 million for the same period in 2000.

     General and administrative expenses were $4.7 million for the first six months of 2001, compared with $5.1 million for the same period in 2000. This decrease was primarily due to reductions at LPLA in employee compensation costs, legal expenses and state guaranty fund assessment costs, offset by increased expenses at LPLA for technology consultants and at LPAL for additional staffing. The annualized expense ratio for the first six months of 2001, which is defined as general and administrative expenses divided by the average book value of total cash and investments, was 0.40%, compared with 0.56% for the same period in 2000.

     LPAL, which began its operations in the first quarter of 2000, sells a single premium term life insurance bond designed to offer a yield higher than bank deposits. The single premium investment, the Guaranteed Return Bond, offers a guaranteed yield and a guaranteed return of capital at maturity for either three or five years. The yield can be taken as either a regular payment or as capital appreciation. Premiums totaling $103.2 million have been generated since inception through June 30, 2001. Sales have been made directly to the public and through financial intermediaries in the Channel Islands, the U.K. and the Isle of Man, with over 57% of the premiums received from investors, or through financial intermediaries, in the Channel Islands.

     The emphasis in the second half of 2001 will be continued expansion of the LPAL operations via the promotion of the Guaranteed Return Bond in the Channel Islands, the Isle of Man and the U.K. by way of targeted trade advertising and presentations.

Financial Advisory Services

     Certain information regarding the financial advisory services segment's results of operations is as follows:

                                                                        Three Months Ended           Six Months Ended
                                                                             June 30,                    June 30,
                                                                      -----------------------     -----------------------
                                                                         2001         2000           2001         2000
                                                                      ----------   ----------     ----------   ----------
                                                                                       (In thousands)
Gross financial advisory services fees............................    $    5,061   $    5,720     $   10,126   $   11,764
Payouts due to independent advisors...............................        (3,093)      (4,032)        (6,689)      (8,405)
                                                                      ----------   ----------     ----------   ----------
Net financial advisory services fees..............................         1,968        1,688          3,437        3,359

Operating expenses................................................         2,320        2,855          5,244        5,165
                                                                      ----------   ----------     ----------   ----------
Income (loss) before income tax expense ..........................    $     (352)  $   (1,167)    $   (1,807)  $   (1,806)
                                                                      ----------   ----------     ----------   ----------
                                                                      ----------   ----------     ----------   ----------

Second quarter of 2001 compared to second quarter of 2000

     The pre-tax loss from the financial advisory services segment decreased from $1.2 million in the second quarter of 2000 to $0.4 million in the second quarter of 2001, primarily due to an increase in net revenues resulting from new client contracts, as well as a decrease in operating expenses.

     Asset management and consulting fee income increased from the prior year period as a result of a shift toward higher margin managed and consulting accounts, while income from brokerage and commission product sales decreased due to a change in focus toward fee based (rather than commission based) services and the generally difficult market conditions prevailing during the quarter. Assets under management, consulting or administration increased from $1.8 billion as of June 30, 2000 to $2.3 billion as of June 30, 2001. The addition of assets from new institutional clients more than offset the decline in managed assets resulting from the general decline in markets.

     Operating expenses decreased to $2.3 million in the second quarter of 2001, compared with $2.9 million in the second quarter of 2000. This decline resulted from the Group's capitalization policies for software development costs and a reduction in web development consulting costs, which were partially offset by increased staff costs as staffing additions were made over the course of 2000 to support the institutional and Internet based initiatives discussed below.

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

     The total investment in the project through June 30, 2001 was $3.0 million, including $0.2 million in the second quarter of 2001. $2.3 million of this total has been capitalized as software development costs and is being amortized (as a component of operating expenses) over 5 years.

     The Internet based initiative has opened the door for marketing of financial advisory services to institutions and large groups of advisors. To date, service contracts have been signed with 7 major institutions, and additional contracts are currently under negotiation. The impact of these contracts began in the second quarter of 2001 and will increase during the third quarter of 2001 as newly contracted business begins to come on line.

First six months of 2001 compared to first six months of 2000

     The pre-tax loss from the financial advisory services segment for the first six months of 2001 was $1.8 million, which was equal to the loss for the same period in 2000.

     Asset management and consulting fee income increased from the prior year period as a result of a shift toward higher margin managed and consulting accounts, while income from brokerage and commission product sales decreased due to a change in focus toward fee based (rather than commission based) services and the generally difficult market conditions prevailing during the first six months of 2001. Assets under management, consulting or administration increased from $1.8 billion as of June 30, 2000 to $2.3 billion as of June 30, 2001. The addition of assets from new institutional clients more than offset the decline in managed assets resulting from the general decline in markets.

     Operating expenses were $5.2 million for the first six months of 2001, which was level with operating expenses for the same period in 2000. The mix of expenses changed as staffing additions were made over the course of 2000 to support the institutional and Internet based initiatives discussed below.

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

     The total investment in the project through June 30, 2001 was $3.0 million, including $0.3 million in the first six months of 2001. $2.3 million of this total has been capitalized as software development costs and is being amortized (as a component of operating expenses) over 5 years; amortization of these costs began in May 2001 and the amount amortized during the first six months of 2001 was $0.1 million.

Asset Management

     Certain information regarding the asset management segment's results of operations is as follows:

                                                                        Three Months Ended           Six Months Ended
                                                                             June 30,                    June 30,
                                                                      -----------------------     -----------------------
                                                                         2001         2000           2001         2000
                                                                      ----------   ----------     ----------   ----------
                                                                                       (In thousands)
Revenues .........................................................    $    1,629   $    1,857     $    3,414   $    3,759
Operating expenses ...............................................         1,402        1,738          2,900        2,993
                                                                      ----------   ----------     ----------   ----------
Income before income tax expense .................................    $      227   $      119     $      514   $      766
                                                                      ----------   ----------     ----------   ----------
                                                                      ----------   ----------     ----------   ----------

Second quarter of 2001 compared to second quarter of 2000

     Berkeley Capital Management ("BCM"), the Group's U.S. asset manager, generates most of this segment's revenues and expenses. BCM's revenues increased by $0.1 million to $1.4 million, which included $0.2 million of management fees from the life insurance and annuities segment. Expenses decreased by $0.3 million to $1.4 million primarily due to lower employee compensation which resulted from the decline in unrealized appreciation on employees' investments in the Group's deferred compensation plan. An intensive expense control program was implemented during the second quarter of 2001, with the benefits to be realized more strongly in future quarters.

     Total wrap accounts increased during the period to more than 5,000 for the first time. In addition, revenues benefitted from the rise of the U.S. stock market during the quarter. BCM continued to attract net new wrap assets in its primary product, large capitalization value equity management. Total wrap assets were $1,014 million as of June 30, 2001, compared to $906 million as of March 31, 2001 and $890 million as of June 30, 2000.

     Included in the revenues of the asset management segment for the second quarter of 2001 were portfolio management fees from the life insurance and annuities segment of $0.5 million, compared with $0.7 million for the second quarter of 2000. These reduced fees resulted from the decline in the market value of the listed equity securities portfolio held by the life insurance operation which is managed by Berkeley International Limited ("BIL"), the Group's asset management subsidiary in Jersey.

First six months of 2001 compared to first six months of 2000

     The asset management segment's results for the first six months of 2001 include improved performance by BCM. Revenues at BCM increased by $0.1 million to $2.9 million, which included $0.4 million of management fees from the life insurance and annuities segment. Expenses decreased by $0.1 million to $2.9 million for the first six months of 2001.

     BCM's revenues increased slightly despite lower U.S. equity prices at June 30, 2001 relative to the beginning of the year. BCM was able to attract net new wrap assets in both its Value Equity and Growth Equity investment products during the first six months of 2001. Total wrap assets grew from $955 million as of December 31, 2000 to $1,014 million as of June 30, 2001, primarily due to sales of BCM's core product, Value Equity, which continued to outperform the S&P 500 during the first six months of 2001. Sales of this product more than offset the decline in the market value of the accounts during the period. Total wrap fee accounts rose 14.3% over the period to more than 5,000 accounts as of June 30, 2001.

     BCM implemented an aggressive cost cutting program during the first half of 2001, with the benefits to be felt more strongly in the next six months of the year.

     Other revenue in the asset management segment decreased by $0.1 million in the first six months of 2001, following the conclusion at the end of the third quarter of 2000 of a development capital fund management contract handled by BIL in Jersey.

     Included in the revenues of the asset management segment for the first six months of 2001 were portfolio management fees from the life insurance and annuities segment of $1.0 million, compared with $1.2 million for the first six months of 2000. These reduced fees primarily account for the overall decrease in income in the asset management segment. The reduced fees resulted from the decline in the market value of the listed equity securities portfolio held by the life insurance operation which is managed by BIL.

Venture Capital Management

     Certain information regarding the venture capital management segment's results of operations is as follows:

                                                                        Three Months Ended           Six Months Ended
                                                                             June 30,                    June 30,
                                                                      -----------------------     -----------------------
                                                                         2001         2000           2001         2000
                                                                      ----------   ----------     ----------   ----------
                                                                                       (In thousands)
Revenues:
Management fees...................................................    $    2,582   $    1,864     $    4,777   $    5,670
Investment income.................................................             -          127              -          272
Net realized investment gains (1).................................            11        8,556         37,280        8,640
Change in net unrealized investment gains and losses (1)..........        57,404       57,283        (36,539)      20,463
                                                                      ----------   ----------     ----------   ----------
Total revenues and net investment gains...........................        59,997       67,830          5,518       35,045
Operating expenses................................................         3,666        3,616          4,504        5,473
                                                                      ----------   ----------     ----------   ----------
Income before income tax expense..................................    $   56,331   $   64,214     $    1,014   $   29,572
                                                                      ----------   ----------     ----------   ----------
                                                                      ----------   ----------     ----------   ----------

(1) Realized investment gains in the amount of $37,269,000 were recorded during the first six months of 2001 by the venture capital management segment, related to intersegmental investment sales to the life insurance and annuities segment. These realized investment gains were offset by a corresponding decrease in unrealized investment gains for the same amount.

Second quarter of 2001 compared to second quarter of 2000

     Income before income taxes from the venture capital management segment decreased from $64.2 million in the second quarter of 2000 to $56.3 million in the second quarter of 2001. This decrease was primarily attributable to the absence of realized investment gains during the second quarter of 2001.

     The change in net unrealized gains and losses in the listed equity trading portfolio during the second quarter of 2001 was $57.4 million. The market value of the trading portfolio increased from $44.7 million as of March 31, 2001, to $102.1 million as of June 30, 2001. These positions in listed equity securities were the result of private equity transactions in technology companies. The gains reflected the general upward trend in the market for technology stocks during the second quarter of 2001.

     Significant fluctuations in net unrealized gains in the listed equity trading portfolio are likely in future quarters, reflecting equity market volatility, especially in the technology sector.

     Included in the revenues of the venture capital management segment for the second quarter of 2001 are portfolio management fees from the life insurance and annuities segment of $2.6 million, compared to $1.9 million in the second quarter of 2000. Berkeley International Capital Corporation ("BICC") sources and monitors private investments for LPLA, for which LPLA pays BICC management fees.

     Operating expenses remained level at $3.6 million in the second quarter of 2001 as compared to the same period in 2000.

First six months of 2001 compared to first six months of 2000

     Income before income taxes from the venture capital management segment decreased from $29.6 million in the first six months of 2000 to $1.0 million in the first six months of 2001. This decrease was attributable to the change in net unrealized gains and losses for the first six months of 2001 on the listed equity securities held in the trading portfolio. These positions in listed equity securities were the result of private equity transactions in technology companies. The losses reflected the general downward trend in the market for technology stocks during the first six months of 2001.

     The change in net unrealized gains and losses in the listed equity trading portfolio during the first six months of 2001 was a loss of $36.5 million. The market value of the trading portfolio decreased from $105.2 million as of December 31, 2000, to $102.1 million as of June 30, 2001. Additions to the trading portfolio during the first six months of 2001 of $51.9 million resulted from the purchase of certain listed equity securities from the life insurance and annuities segment. Disposals of certain listed equity securities to the life insurance and annuities segment resulted in realized gains of $37.3 million based on their aggregate cost of $18.5 million. All intersegmental investment gains have been eliminated in the Group's consolidated income statement.

     Significant fluctuations in net unrealized gains in the listed equity trading portfolio are likely in future quarters, reflecting equity market volatility, especially in the technology sector.

     Included in the revenues of the venture capital management segment for the first six months of 2001 are portfolio management fees from the life insurance and annuities segment of $4.8 million, compared to $3.7 million in the first six months of 2000. BICC sources and monitors private investments for LPLA, for which LPLA pays BICC management fees. Total financings completed by BICC for the insurance subsidiaries and for Berkeley International Capital Limited during the first six months of 2001 were $51.1 million, compared to $55.0 million during the first six months of 2000. Other non-recurring fees of $1.9 million were received in the first six months of 2000.

     Operating expenses in the first six months of 2001 were $4.5 million, compared to $5.5 million in the first six months of 2000. This $1.0 million decrease was primarily attributable to lower employee compensation which resulted from the decline in unrealized appreciation on employees' investments in the Group's deferred compensation plan.

Corporate and Other

Second quarter of 2001 compared to second quarter of 2000

     Corporate expenses increased by $0.2 million to $1.3 million in the second quarter of 2001 as compared with the second quarter of 2000, primarily due to additional staffing at the corporate level.

     Interest income earned by the Group (excluding the life insurance and annuities segment) increased by $0.3 million to $0.7 million in the second quarter of 2001 as compared with the second quarter of 2000, primarily due to the increase in cash and cash equivalents held by the Group. Interest expense incurred by the Group (excluding the life insurance and annuities segment) increased by $0.7 million to $0.7 million in the second quarter of 2001 as compared with the second quarter of 2000, primarily due to bank borrowings outstanding during the second quarter of 2001.

First six months of 2001 compared to first six months of 2000

     Corporate expenses increased by $0.5 million to $3.1 million in the first six months of 2001 as compared with the first six months of 2000, primarily due to a grant of employee share options at an exercise price below fair market value on the date of the grant. Under U.S. GAAP, the difference between the exercise price and the fair market value on the date of grant is considered compensation expense.

     Interest income earned by the Group (excluding the life insurance and annuities segment) increased by $0.2 million to $1.1 million in the first six months of 2001 as compared with the first six months of 2000, primarily due to the increase in cash and cash equivalents held by the Group. Interest expense incurred by the Group (excluding the life insurance and annuities segment) increased by $1.3 million to $1.3 million in the first six months of 2001 as compared with the first six months of 2000, primarily due to bank borrowings outstanding during the first six months of 2001.

Consolidated Income (Loss) Before Income Tax Expense (Benefit)

Second quarter of 2001 compared to second quarter of 2000

     Consolidated income before income taxes decreased by $384.1 million, from $410.2 million in the second quarter of 2000 to $26.1 million in the second quarter of 2001. This large decrease in income was primarily attributable to the change in net unrealized investment gains and losses.

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

First six months of 2001 compared to first six months of 2000

     The consolidated loss before income taxes for the first six months of 2001 was $165.5 million, compared to income of $345.1 million for the first six months of 2000. This dramatic decrease in income was primarily attributable to the change in net unrealized investment gains and losses, partially offset by net realized investment gains.

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

Second quarter of 2001 compared to second quarter of 2000

     Though income before tax expense was $26.1 million in the second quarter of 2001, an income tax benefit of $3.3 million resulted for the quarter. This was primarily attributable to the $10.7 million loss from the U.S. life and annuity company which generated a federal tax benefit of approximately 35%. Income of $36.8 million was contributed by the Jersey and Guernsey operations during the second quarter of 2001, which primarily consisted of untaxed investment gains. The effective tax rate, as a percentage of income before income taxes for the second quarter of 2000, was 17%. This effective rate reflected the fact that only 49% of income for the second quarter of 2000 was contributed by the U.S. life and annuity company, and that 51% of income for that period represented net capital gains from the Jersey and Guernsey operations (where capital gains are not taxed).

First six months of 2001 compared to first six months of 2000

     The effective tax credit rate, as a percentage of the loss before income taxes for the first six months of 2001, was 9%. This low effective tax credit rate was primarily attributable to losses of $122.4 million contributed by the Jersey and Guernsey operations during the first six months of 2001, which primarily consisted of unrealized investment losses for which no tax benefits will be realized. The effective tax rate, as a percentage of income before income taxes for the first six months of 2000, was 18%. This effective rate reflected the fact that only 50% of income for the first six months of 2000 was contributed by the U.S. life and annuity company, and that 50% of income for that period represented net capital gains from the Jersey and Guernsey operations (where capital gains are not taxed).


Liquidity and Capital Resources

     On a consolidated basis as of June 30, 2001, cash and cash equivalents of the Group, excluding the life insurance segment, amounted to $64.3 million. As of June 30, 2001, the Group, excluding the life insurance and annuities segment, also held $101.8 million of listed equity securities which could be sold within a short period of time. Management believes that the balances of cash, liquid resources and borrowings, should be sufficient to satisfy the Group's anticipated financing requirements during the next twelve months.

     Shareholders' equity decreased in the first six months of 2001 by $153.2 million to $414.5 million, primarily due to the net loss for the period of $150.8 million. The value of the Company's Ordinary Shares held by the employee benefit trusts, valued at cost of $63.6 million, has been netted against shareholders' equity. Upon exercise of employee share options, shareholders' equity will be increased by the cost of the shares transferred to the employees and the proceeds received will increase Group cash.


Item 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The nature of the Group's businesses exposes the Group to market risk. Market risk is the risk of loss that may occur when changes in interest rates and public equity prices adversely affect the value of invested assets.

Interest Rate Risk

     The Group's life insurance and annuities segment is subject to risk from interest rate fluctuations when there is a difference between the amount of interest earning assets and the amount of interest bearing liabilities that are prepaid, mature or are repriced in specific periods. LPLA and LPAL attempt to minimize their exposure to interest rate fluctuations by managing the characteristics of their assets and liabilities so that the effects of changes are reasonably likely to be offset. LPLA's and LPAL's principal asset/liability management goals are to achieve sufficient cash flows from invested assets to fund contractual obligations, while maximizing investment returns. LPLA and LPAL have not used derivative financial instruments to achieve their asset/liability management goals. Exposure to interest rate risk is estimated by performing sensitivity tests based on duration analysis of LPLA's investment and product portfolios.

     Duration is an option adjusted measure of the percentage change in the market value of the assets or liabilities in response to a given change in interest rates. For LPLA's universal life products and for all of LPAL's products, given that policyholder liabilities are only $48.9 million and $101.5 million, respectively, interest rate risk is considered to be minimal. To demonstrate the sensitivity of LPLA's assets and liabilities, tests performed on LPLA's assets and liabilities indicated that, as of June 30, 2001, if market interest rates had suddenly increased by 100 basis points, the fair value of the investment portfolio that is subject to interest rate risk, which was approximately $1.8 billion, would have decreased by $83.3 million, compared with a decrease of $63.8 million for the calculated market value of liabilities, which was approximately $1.7 billion. Conversely, a sudden decrease of 100 basis points would have increased the investment portfolio's fair value by $86.1 million, compared with an increase in the calculated market value of liabilities of $80.9 million. These results depend upon certain key assumptions regarding the behavior of interest sensitive cash flows. Although LPLA has attempted to ensure that the assumptions used are based on the best available data, cash flows cannot be forecasted with certainty, and can deviate materially from the assumed results.

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

     If the market price of the Group's listed equity portfolio as of June 30, 2001 and 2000, which totaled $167.7 million and $807.2 million, respectively, had abruptly increased or decreased by 50%, the market value of the listed equity portfolio would have increased or decreased by $83.9 million and $403.6 million, respectively.


                          PART II - OTHER INFORMATION


Item 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     On May 31, 2001, the annual general meeting of the shareholders of London Pacific Group Limited was held and the matters submitted to a vote were as follows:

     (1) To receive the report of the directors and the financial statements for the year ended December 31, 2000, together with the report of the independent auditors thereon; votes received for: 46,812,259, against:
          27,764, abstentions: 35,829.

     (2) To declare a final 2000 dividend of 18.0 cents per share gross on the Ordinary Shares; votes received for: 46,827,184, against: 19,725, abstentions: 28,943.

     (3) For the re-election of one director, Mr. Victor A. Hebert; votes received for: 46,690,554, against: 103,610, abstentions: 81,688. Directors whose term of office continued, and who were not up for re-election at this annual meeting, include Mr. Arthur I. Trueger, Mr. John Clennett, Mr. Harold E. Hughes, The Viscount Trenchard and Mr. Gary L. Wilcox.

     (4) To re-appoint PricewaterhouseCoopers as independent auditors of the Company and to authorize the directors to fix their remuneration; votes received for: 46,769,680, against: 63,573, abstentions: 42,599.


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     None.


(b)  REPORTS ON FORM 8-K:

     No reports on Form 8-K were filed by the Company during the second quarter of 2001.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      LONDON PACIFIC GROUP LIMITED
                                      (Registrant)

Date:  August 9, 2001                 By:    /s/  Ian K. Whitehead

                                             Ian K. Whitehead
                                             Chief Financial Officer

                                             (Principal Financial and Accounting
                                              Officer and Duly Authorized
                                              Officer of the Registrant)