Form 10-Q
period 2001-09-30
LONDON PACIFIC GROUP LTD
filed 2001-11-05
CIK 891377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------


                                    FORM 10-Q

(Mark One)

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2001

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ____


     As of November 5, 2001, the registrant had outstanding 64,439,073 Ordinary Shares, par value $0.05 per share.

                                TABLE OF CONTENTS


                                     PART I

                              FINANCIAL INFORMATION

Item 1.    Financial Statements:                                                                             Page

           Condensed Consolidated Balance Sheets as of September 30, 2001 and
               December 31, 2000 ...........................................................................    3

           Condensed Consolidated Statements of Income for the three and nine months
               ended September 30, 2001 and 2000............................................................    4

           Condensed Consolidated Statements of Cash Flows for the nine months
               ended September 30, 2001 and 2000............................................................    5

           Consolidated Statements of Changes in Shareholders' Equity for the nine
               months ended September 30, 2001 and 2000.....................................................    6

           Consolidated Statements of Comprehensive Income for the three and nine months
               ended September 30, 2001 and 2000............................................................    7

           Notes to Interim Consolidated Financial Statements...............................................    8

Item 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations .......................................................................   14

Item 3.    Quantitative and Qualitative Disclosures About Market Risk ......................................   25


                                     PART II

                                OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K ................................................................   26

Signature  .................................................................................................   27

                         PART I - FINANCIAL INFORMATION

                          Item 1. FINANCIAL STATEMENTS

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (In thousands, except share amounts)

                                                                                   September 30,  December 31,
                                                                                       2001           2000
                                                                                   -------------  -------------
                                     ASSETS
Cash and cash equivalents......................................................... $     104,350  $     114,285

Investments, principally of life insurance subsidiaries:
   Fixed maturities:
     Available-for-sale, at fair value (amortized cost: $1,623,249 and $1,352,313
       as of September 30, 2001 and December 31, 2000, respectively)..............     1,593,231      1,292,015
     Held-to-maturity, at amortized cost (fair value: $115,408 and $129,400
       as of September 30, 2001 and December 31, 2000, respectively)..............       111,589        127,514
   Equity securities:
     Trading, at fair value (cost: $84,264 and $99,747 as of September 30, 2001
       and December 31, 2000, respectively) ......................................        46,150        353,896
     Available-for-sale, at fair value (cost: $226,459 and $238,942 as of
       September 30, 2001 and December 31, 2000, respectively) ...................       218,418        229,403
   Policy loans ..................................................................        10,530         10,301
                                                                                   -------------  -------------
Total investments ................................................................     1,979,918      2,013,129

Accrued investment income ........................................................        34,877         28,629
Deferred policy acquisition costs ................................................       161,359        168,102
Assets held in separate accounts .................................................       228,229        206,325
Receivables.......................................................................        18,289         17,222
Other assets......................................................................        18,316         15,296
                                                                                   -------------  -------------
Total assets ..................................................................... $   2,545,338  $   2,562,988
                                                                                   -------------  -------------
                                                                                   -------------  -------------
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Life insurance policy liabilities ................................................ $   1,984,737  $   1,691,601
Liabilities related to separate accounts .........................................       218,879        203,806
Notes payable.....................................................................        36,874         35,556
Deferred income tax liabilities ..................................................         2,593         41,587
Accounts payable, accruals and other liabilities .................................        35,777         22,696
                                                                                   -------------  -------------
Total liabilities ................................................................     2,278,860      1,995,246
                                                                                   -------------  -------------
Commitments and contingencies

Shareholders' equity:
Ordinary shares, $0.05 par value per share: authorized 86,400,000 shares;
   issued and outstanding 64,439,073 and 64,433,313 shares as of
   September 30, 2001 and December 31, 2000, respectively.........................         3,222          3,222
Additional paid-in capital .......................................................        68,274         67,591
Retained earnings ................................................................       273,086        580,176
Employee benefit trusts, at cost (shares: 13,698,181 and 12,811,381 as of
   September 30, 2001 and December 31, 2000, respectively) .......................       (63,599)       (58,003)
Accumulated other comprehensive income (loss) ....................................       (14,505)       (25,244)
                                                                                   -------------  -------------
Total shareholders' equity .......................................................       266,478        567,742
                                                                                   -------------  -------------
Total liabilities and shareholders' equity ....................................... $   2,545,338  $   2,562,988
                                                                                   -------------  -------------
                                                                                   -------------  -------------

      See accompanying Notes to Interim Consolidated Financial Statements.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (In thousands, except per share and ADS amounts)

                                                                     Three Months Ended      Nine Months Ended
                                                                       September 30,           September 30,
                                                                    --------------------   ---------------------
                                                                       2001       2000        2001        2000
                                                                    ---------  ---------   ---------  ----------
Revenues:
Investment income..............................................     $  36,411  $  29,799   $ 107,002  $  83,131
Insurance policy charges.......................................         1,418      1,822       4,254      5,660
Financial advisory services, asset management and other
   fee income..................................................         5,926      7,329      19,118     24,325
Net realized investment gains (losses).........................       (42,490)    87,982     (21,624)    88,170
Change in net unrealized investment gains and losses
   on trading securities ......................................      (116,167)   (62,359)   (292,264)   291,834
                                                                    ---------  ---------   ---------  ---------
                                                                     (114,902)    64,573    (183,514)   493,120
Expenses:
Interest credited on insurance policyholder accounts...........        30,887     24,610      87,938     67,385
Amortization of deferred policy acquisition costs..............         6,205      4,769      17,756     16,011
Operating expenses.............................................        12,983     13,894      39,828     43,154
Goodwill amortization..........................................            57         58         172        173
Interest expense...............................................           467        128       1,803        142
                                                                    ---------  ---------   ---------  ---------
                                                                       50,599     43,459     147,497    126,865
                                                                    ---------  ---------   ---------  ---------

Income (loss) before income tax expense........................      (165,501)    21,114    (331,011)   366,255

Income tax expense (benefit)...................................       (21,056)    (7,947)    (35,723)    52,901
                                                                    ---------  ---------   ---------  ---------
Net income (loss)..............................................     $(144,445) $  29,061   $(295,288) $ 313,354
                                                                    ---------  ---------   ---------  ---------
                                                                    ---------  ---------   ---------  ---------

Interim dividend declared
(2001 and 2000: 11.0 cents per share gross; 8.8 cents per ADS)                             $   4,504  $   4,608
                                                                                           ---------  ---------
                                                                                           ---------  ---------

Basic earnings (loss) per share and ADS........................        $(2.85)    $ 0.56     $ (5.78)    $ 6.21
Diluted earnings (loss) per share and ADS......................        $(2.85)    $ 0.47     $ (5.78)    $ 5.16

      See accompanying Notes to Interim Consolidated Financial Statements.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                               Nine Months
                                                                                           Ended September 30,
                                                                                       ----------------------------
                                                                                          2001              2000
                                                                                       ----------        ----------
Net cash provided by operating activities ........................................     $   61,363        $   24,736

Cash flows from investing activities:
Purchases of held-to-maturity fixed maturity securities ..........................        (14,865)           (2,328)
Purchases of available-for-sale fixed maturity securities ........................       (657,937)         (239,332)
Purchases of available-for-sale equity securities ................................        (51,100)          (90,142)
Proceeds from redemption of held-to-maturity fixed maturity securities ...........         19,998            37,098
Proceeds from sale of available-for-sale fixed maturity securities ...............        389,241            52,416
Proceeds from sale of available-for-sale equity securities .......................         16,723             2,243
Capital expenditures .............................................................         (1,222)           (1,411)
Other cash flows from investing activities .......................................           (229)            3,039
                                                                                       ----------        ----------
Net cash provided by (used in) investing activities ..............................       (299,391)         (238,417)
                                                                                       ----------        ----------

Cash flows from financing activities:
Insurance policyholder contract deposits .........................................        378,663           377,016
Insurance policyholder benefits paid .............................................       (134,502)         (167,928)
Issue of Ordinary Shares .........................................................              3                 -
Purchases of Ordinary Shares by the employee benefit trusts.......................         (6,005)          (12,712)
Proceeds from disposal of shares by the employee benefit trusts...................            440             8,299
Dividends paid....................................................................        (11,802)          (11,625)
Notes payable.....................................................................          1,318            20,066
Bank overdrafts...................................................................              -              (593)
                                                                                       ----------        ----------
Net cash provided by financing activities ........................................        228,115           212,523
                                                                                       ----------        ----------

Net increase (decrease) in cash and cash equivalents .............................         (9,913)           (1,158)
Cash and cash equivalents at beginning of period .................................        114,285            49,703
Foreign currency translation adjustment ..........................................            (22)                -
                                                                                       ----------        ----------
Cash and cash equivalents at end of period .......................................     $  104,350        $   48,545
                                                                                       ----------        ----------
                                                                                       ----------        ----------

      See accompanying Notes to Interim Consolidated Financial Statements.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                                 (In thousands)

                                                                                              Accumulated
                                                                                                 Other
                                      Ordinary      Additional                    Employee      Compre-       Total
                                     Shares at       Paid-in       Retained        Benefit      hensive   Shareholders'
                                     Par Value       Capital       Earnings        Trusts    Income (Loss)   Equity
                                    -----------    -----------    -----------    -----------  -----------  -----------
Balance as of January 1, 2000 ..... $     3,222    $    62,307    $   559,344    $   (54,033) $   (18,365) $   552,475

Net income ........................           -              -        313,354              -            -      313,354
Change in net unrealized gains
   and losses on available-for-sale
   securities......................           -              -              -              -       (8,630)      (8,630)
Foreign currency translation
   adjustment......................           -              -              -              -           16           16
Exercise of employee share
   options, including income
   tax effect......................           -          2,508              -          8,640            -       11,148
Extension of employee
   share options...................           -          1,150              -              -            -        1,150
Net realized gains (losses) on
   disposal of shares held by the
   employee benefit trusts.........           -           (341)             -              -            -         (341)
Cash dividends declared ...........           -              -        (11,625)             -            -      (11,625)
Purchase of shares by the
   employee benefit trusts.........           -              -              -        (12,712)           -      (12,712)
                                    -----------    -----------    -----------    -----------  -----------  -----------
Balance as of September 30, 2000... $     3,222    $    65,624    $   861,073    $   (58,105) $   (26,979) $   844,835
                                    -----------    -----------    -----------    -----------  -----------  -----------
                                    -----------    -----------    -----------    -----------  -----------  -----------

                                                                                              Accumulated
                                                                                                 Other
                                      Ordinary      Additional                    Employee      Compre-       Total
                                     Shares at       Paid-in       Retained        Benefit      hensive   Shareholders'
                                     Par Value       Capital       Earnings        Trusts    Income (Loss)   Equity
                                    -----------    -----------    -----------    -----------  -----------  -----------
Balance as of January 1, 2001 ..... $     3,222    $    67,591    $   580,176    $   (58,003) $   (25,244) $   567,742

Net income (loss)..................           -              -       (295,288)             -            -     (295,288)
Change in net unrealized gains
   and losses on available-for-sale
   securities......................           -              -              -              -       10,737       10,737
Foreign currency translation
   adjustment......................           -              -              -              -            2            2
Exercise of employee share
   options, including income
   tax effect......................           -            122              -            409            -          531
Grant of employee share options
   below fair market value.........           -            530              -              -            -          530
Net realized gains on disposal
   of shares held by the
   employee benefit trusts.........           -             31              -              -            -           31
Cash dividends declared ...........           -              -        (11,802)             -            -      (11,802)
Purchase of shares by the
   employee benefit trusts.........           -              -              -         (6,005)           -       (6,005)
                                    -----------    -----------    -----------    -----------  -----------  -----------
Balance as of September 30, 2001... $     3,222    $    68,274    $   273,086    $   (63,599) $   (14,505) $   266,478
                                    -----------    -----------    -----------    -----------  -----------  -----------
                                    -----------    -----------    -----------    -----------  -----------  -----------

      See accompanying Notes to Interim Consolidated Financial Statements.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)

                                                                      Three Months Ended       Nine Months Ended
                                                                        September 30,            September 30,
                                                                    ----------------------   ----------------------
                                                                       2001        2000         2001        2000
                                                                    ----------  ----------   ----------  ----------

Net income (loss).................................................  $ (144,445) $   29,061   $ (295,288) $  313,354

Other comprehensive income (loss), net of deferred income taxes:

Foreign currency translation adjustments, net of income
   taxes of $0....................................................          17          16            2          16

Change in net unrealized gains and losses on available-for-sale securities arising during the period, net of income taxes and deferred policy acquisition cost amortization adjustments
   totaling $(7,155), $(11,355), $(25,661) and $15,502,
   respectively...................................................         843       3,666       10,737      (8,630)
                                                                    ----------  ----------   ----------  -----------
Other comprehensive income (loss) ................................         860       3,682       10,739      (8,614)
                                                                    ----------  ----------   ----------  ----------
Comprehensive income (loss) ......................................  $ (143,585) $   32,743   $ (284,549) $  304,740
                                                                    ----------  ----------   ----------  ----------
                                                                    ----------  ----------   ----------  ----------

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

     While the Group believes that the disclosures presented are adequate to make the information not misleading, these interim consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2000, which are contained in the Company's Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on March 30, 2001. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

     The results for the three and nine month periods ended September 30, 2001, are not necessarily indicative of the results to be expected for the full fiscal year.

     Certain reclassifications were made to prior period amounts to conform with the current year's presentation. These reclassifications have no effect on the net income or shareholders' equity for the prior period.


Note 2. Comprehensive Income

     Comprehensive income consists of net income; changes in unrealized gains or losses on available-for-sale securities, net of income taxes and deferred policy acquisition cost amortization adjustments; and foreign currency translation gains or losses arising on the translation of the Group's Jersey, Channel Islands insurance subsidiary.


Note 3. Earnings per Share and ADS

     The Group calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." This statement requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income or loss by the weighted average number of Ordinary Shares outstanding during the applicable period, excluding shares held by the Employee Share Option Trust and the Agent Loyalty Opportunity Trust which are regarded as treasury stock for the purposes of this calculation. The Group has issued employee share options, which are considered potential common stock under SFAS 128. Diluted earnings per share is calculated by dividing net income by the weighted average number of Ordinary Shares outstanding during the applicable period as adjusted for these potentially dilutive options which are determined based on the "Treasury Stock Method." As the Group recorded a net loss for the three and nine months ended September 30, 2001, the calculation of diluted earnings per share for these periods does not include these potentially dilutive options as they are anti-dilutive and would result in a reduction of net loss per share. If the Group had reported net income for the three and nine months ended September 30, 2001, there would have been an additional 2,057,944 and 3,914,920 shares, respectively, included in the calculations of diluted earnings per share.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Item 1.  NOTES TO INTERIM  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
         (Continued)

     A reconciliation of the numerators and denominators for the basic and diluted earnings per share calculations is as follows:

                                                                      Three Months Ended         Nine Months Ended
                                                                        September 30,              September 30,
                                                                   ------------------------   ------------------------
                                                                      2001         2000           2001         2000
                                                                   -----------  -----------   -----------  -----------
                                                                              (In thousands, except share and
                                                                                per share and ADS amounts)
Net income (loss)................................................. $  (144,445) $    29,061   $  (295,288) $   313,354

Basic earnings per share and ADS:
Weighted average number of Ordinary Shares outstanding,
  excluding shares held by the employee benefit trusts............  50,740,892   51,625,224    51,065,230   50,457,786
                                                                   -----------  -----------   -----------  -----------
Basic earnings (loss) per share and ADS .......................... $     (2.85) $      0.56   $     (5.78) $      6.21
                                                                   -----------  -----------   -----------  -----------
                                                                   -----------  -----------   -----------  -----------

Diluted earnings per share and ADS:
Weighted average number of Ordinary Shares outstanding,
  excluding shares held by the employee benefit trusts............  50,740,892   51,625,224    51,065,230   50,457,786
Effect of dilutive securities (employee share options)............           -    9,737,286             -   10,322,344
                                                                   -----------  -----------   -----------  -----------
Weighted average Ordinary Shares used in diluted earnings
  per share calculations..........................................  50,740,892   61,362,510    51,065,230   60,780,130
                                                                   -----------  -----------   -----------  -----------
Diluted earnings (loss) per share and ADS ........................ $     (2.85) $      0.47   $     (5.78) $      5.16
                                                                   -----------  -----------   -----------  -----------
                                                                   -----------  -----------   -----------  -----------

Note 4. Investments

Equity Securities

     Equity   securities  are  comprised  of   available-for-sale   and  trading
securities. An analysis of equity securities is as follows:


                                           September 30, 2001                                 December 31, 2000
                            -----------------------------------------------    ------------------------------------------------
                                           Gross       Gross     Estimated                    Gross       Gross     Estimated
                                         Unrealized  Unrealized    Fair                     Unrealized  Unrealized    Fair
                                Cost       Gains       Losses      Value          Cost        Gains       Losses      Value
                            -----------  ----------  ----------  ----------    -----------  ----------  ----------  -----------
                                                                       (In thousands)
Private corporate equity
  securities............... $   215,533  $        -  $        -  $  215,533    $   226,799  $        -  $        -  $   226,799
Listed equity securities ..      10,926           -      (8,041)      2,885         12,143         124      (9,663)       2,604
                            -----------  ----------  ----------  ----------    -----------  ----------  ----------  -----------
Total available-for-sale
  equity securities........     226,459           -      (8,041)    218,418        238,942         124      (9,663)     229,403

Trading securities.........      84,264       3,006     (41,120)     46,150         99,747     264,433     (10,284)     353,896
                            -----------  ----------  ----------  ----------    -----------  ----------  ----------  -----------
Total equity securities.... $   310,723  $    3,006  $  (49,161) $  264,568    $   338,689  $  264,557  $  (19,947) $   583,299
                            -----------  ----------  ----------  ----------    -----------  ----------  ----------  -----------
                            -----------  ----------  ----------  ----------    -----------  ----------  ----------  -----------

     Trading securities are carried at fair value with changes in net unrealized gains and losses of $(116,167,000) and $(62,359,000) included in earnings for the three month periods ended September 30, 2001

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Item 1.  NOTES TO INTERIM  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
         (Continued)

and 2000, respectively, and of $(292,264,000) and $291,834,000 included in earnings for the nine month periods ended September 30, 2001 and 2000, respectively.

Realized Gains and Losses

     Information   about  gross   realized   gains  and  losses  on   securities
transactions is as follows:

                                                                        Three Months Ended        Nine Months Ended
                                                                          September 30,             September 30,
                                                                      ----------------------    --------------------
                                                                        2001        2000          2001        2000
                                                                      ----------  ----------    ---------  ---------
                                                                                      (In thousands)
Gross realized gains (losses) on securities transactions:
Fixed maturities, available-for-sale:
    Gross gains...................................................    $    4,225  $      111    $  15,452  $     237
    Gross losses..................................................       (19,604)        (41)     (22,603)      (136)
Fixed maturities, held-to-maturity:
    Gross losses..................................................           (42)       (615)         (54)   (27,083)
Trading securities:
    Gross gains...................................................             -      88,478       43,665    120,674
    Gross losses..................................................             -           -       (1,646)         -
Equity securities, available-for-sale:
    Gross gains...................................................           730          49        1,140        179
    Gross losses..................................................       (27,799)          -      (57,578)    (5,701)
                                                                      ----------  ----------    ---------  ---------
Net realized investment gains (losses) on securities
    transactions..................................................    $  (42,490) $   87,982    $ (21,624) $  88,170
                                                                      ----------  ----------    ---------  ---------
                                                                      ----------  ----------    ---------  ---------

Note 5. Recently Issued Accounting Pronouncements

     On January 1, 2001, the Group adopted Statement of Financial Accounting Standard No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This standard, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that all derivative instruments be recorded on the balance sheet at fair value unless the derivative qualifies as a hedge. The adoption of SFAS 133 did not have a material impact on the Group's consolidated financial statements for the three and nine month periods ended September 30, 2001.

     On July 1, 2001, the Group adopted Statement of Financial Accounting Standard No. 141 ("SFAS 141"), "Business Combinations," which supersedes Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." This standard eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. SFAS 141 also specifies criteria intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. The elimination of the pooling-of-interests method was effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS 141 were effective for transactions accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The adoption of SFAS 141 did not impact the Group's consolidated financial statements for the three and nine month periods ended September 30, 2001.

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which supersedes APB Opinion No. 17, "Intangible Assets." SFAS 142 eliminates the current requirement to amortize goodwill and

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Item 1.  NOTES TO INTERIM  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
         (Continued)

indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life and addresses the impairment testing and recognition for goodwill and intangible assets. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. Impairment losses, if any, due to the initial application of SFAS 142 are to be reported as resulting from a change in accounting principle. The Group will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. The first of the required impairment tests will be performed as of January 1, 2002 and the Group has not yet determined what effect these tests will have on its results of operations. However, the Group does not expect adoption of this statement to have a material effect on its results of operations or financial position.

     In June 2001, the FASB also issued Statement of Financial Accounting Standard No. 143 ("SFAS 143"), "Accounting for Asset Retirement Obligations." SFAS 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset and should be allocated to expense using a systematic and rational method. The provisions of SFAS 143 are effective for fiscal years beginning after June 15, 2002, however earlier application is encouraged. The Group does not expect adoption of this statement to have a material effect on its results of operations or financial position.

     In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes, with exceptions, Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of." The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Group does not expect adoption of this statement to have a material effect on its results of operations or financial position.


Note 6. Business Segment and Geographical Information

     The Group's reportable operating segments are classified according to its principal businesses, which are the following: life insurance and annuities, financial advisory services, asset management and venture capital management.

     During the three month periods ended September 30, 2001 and 2000, there were included in the asset management and venture capital management segments, portfolio management fees from the life insurance and annuities segment of $2,943,000 and $2,801,000, respectively. During the nine month periods ended September 30, 2001 and 2000, there were included in the asset management and venture capital management segments, portfolio management fees from the life insurance and annuities segment of $8,709,000 and $7,744,000, respectively. These management fees have been approved by the insurance regulatory body in the life insurance company's U.S. state of domicile. Realized investment gains in the amount of $37,763,000 were recorded during the first nine months of 2001 by the life insurance and annuities segment, related to intersegmental investment sales to the venture capital management segment. These realized investment gains were offset by a corresponding decrease in unrealized investment gains for the same amount.

     Summary revenue and investment gain (loss) information by geographic segment, based on the domicile of the Group company generating those revenues, is as follows:

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Item 1.  NOTES TO INTERIM  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
         (Continued)

                                                                       Three Months Ended         Nine Months Ended
                                                                         September 30,              September 30,
                                                                     ----------------------    ----------------------
                                                                        2001        2000          2001        2000
                                                                     ----------  ----------    ----------  ----------
                                                                                      (In thousands)
Jersey............................................................   $  (26,389) $   53,173    $ (143,371) $  204,656
Guernsey..........................................................      (76,929)     (3,282)      (73,509)     24,521
United States.....................................................      (11,584)     14,682        33,366     263,943
                                                                     ----------  ----------    ----------  ----------
Consolidated revenues and net investment gains (losses)...........   $ (114,902) $   64,573    $ (183,514) $  493,120
                                                                     ----------  ----------    ----------  ----------
                                                                     ----------  ----------    ----------  ----------

     Total assets by geographic segment were as follows:

                                                                                        September 30,    December 31,
                                                                                            2001             2000
                                                                                        ------------     ------------
                                                                                                (In thousands)
Jersey...............................................................................   $     54,536     $    251,255
Guernsey.............................................................................        143,003          176,173
United States........................................................................      2,347,799        2,135,560
                                                                                        ------------     ------------
Consolidated total assets............................................................   $  2,545,338     $  2,562,988
                                                                                        ------------     ------------
                                                                                        ------------     ------------

     Revenues and income before tax expense for the Group's reportable operating segments, based on management's internal reporting structure, were as follows:

                                                                        Three Months Ended          Nine Months Ended
                                                                          September 30,               September 30,
                                                                      ----------------------     -----------------------
                                                                         2001         2000          2001         2000
                                                                      ----------   ---------     ----------   ----------
                                                                                       (In thousands)
Revenues:
Life insurance and annuities (1) (2)..............................    $  (45,182)  $   52,911    $ (133,995) $  429,959
Financial advisory services.......................................         4,361        5,692        14,487      17,456
Asset management (1) .............................................         1,716        2,153         5,130       5,912
Venture capital management (2) ...................................       (76,342)       3,605       (70,824)     38,650
                                                                      ----------   ----------    ----------  ----------
                                                                        (115,447)      64,361      (185,202)    491,977
Reconciliation of segment amounts to consolidated amounts:
Interest income ..................................................           545          212         1,688       1,143
                                                                      ----------   ----------    ----------  ----------
Consolidated revenues and net investment gains (losses)...........    $ (114,902)  $   64,573    $ (183,514) $  493,120
                                                                      ----------   ----------    ----------  ----------
                                                                      ----------   ----------    ----------  ----------

(1) Included in the revenues of the asset management segment are management fees from the life insurance and annuities segment of $481,000 and $953,000 in the third quarters of 2001 and 2000, respectively, and $1,470,000 and $2,150,000 in the first nine months of 2001 and 2000, respectively.

(2) Included in the revenues of the venture capital management segment are management fees from the life insurance and annuities segment of $2,462,000 and $1,848,000 in the third quarters of 2001 and 2000, respectively, and $7,239,000 and $5,594,000 in the first nine months of 2001 and 2000, respectively.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Item 1.  NOTES TO INTERIM  CONSOLIDATED  FINANCIAL  STATEMENTS  (UNAUDITED)
         (Continued)

                                                                        Three Months Ended          Nine Months Ended
                                                                          September 30,               September 30,
                                                                      ----------------------     -----------------------
                                                                         2001         2000          2001         2000
                                                                      ----------   ---------     ----------   ----------
                                                                                       (In thousands)
Income (loss) before income tax expense:
Life insurance and annuities (1) (2)..............................    $  (84,499)  $   21,480    $ (246,291) $  339,850
Financial advisory services ......................................        (1,071)      (1,323)       (2,878)     (3,129)
Asset management (1)..............................................           588          803         1,102       1,569
Venture capital management (2) ...................................       (79,225)       2,244       (78,211)     31,816
                                                                      ----------   ----------    ----------  ----------
                                                                        (164,207)      23,204      (326,278)    370,106
Reconciliation of segment amounts to consolidated amounts:
Interest income ..................................................           545          212         1,688       1,143
Corporate expenses ...............................................        (1,315)      (2,116)       (4,446)     (4,679)
Goodwill amortization ............................................           (57)         (58)         (172)       (173)
Interest expense .................................................          (467)        (128)       (1,803)       (142)
                                                                      ----------   ----------    ----------  ----------
Consolidated income (loss) before income tax expense .............    $ (165,501)  $   21,114    $ (331,011) $  366,255
                                                                      ----------   ----------    ----------  ----------
                                                                      ----------   ----------    ----------  ----------

(1) Included in the revenues of the asset management segment are management fees from the life insurance and annuities segment of $481,000 and $953,000 in the third quarters of 2001 and 2000, respectively, and $1,470,000 and $2,150,000 in the first nine months of 2001 and 2000, respectively.

(2) Included in the revenues of the venture capital management segment are management fees from the life insurance and annuities segment of $2,462,000 and $1,848,000 in the third quarters of 2001 and 2000, respectively, and $7,239,000 and $5,594,000 in the first nine months of 2001 and 2000, respectively.

     The only material change in segmental assets during the third quarter of 2001 was in the venture capital management segment, where assets decreased by $79,026,000 from $93,193,000 to $14,167,000, primarily caused by the change in net unrealized gains and losses on listed equity securities in the trading account. The only material change in segmental assets during the first nine months of 2001 was in the venture capital management segment, where assets decreased by $95,437,000 from $109,604,000 to $14,167,000, primarily caused by the change in net unrealized gains and losses on listed equity securities in the trading account.

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

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Life Insurance and Annuities

     Certain information regarding the life insurance and annuities segment's results of operations is as follows:

                                                                        Three Months Ended          Nine Months Ended
                                                                          September 30,               September 30,
                                                                      -----------------------     -----------------------
                                                                         2001         2000           2001         2000
                                                                      ----------   ----------     ----------   ----------
                                                                                       (In thousands)
Revenues:
Investment income.................................................    $   32,923   $   26,785     $   96,605   $   73,971
Insurance policy charges .........................................         1,418        1,822          4,254        5,660
Net realized investment gains (losses), including related
  amortization (1) (2)............................................       (47,553)      76,451          4,720       69,585
Change in net unrealized investment gains and losses on
  trading securities, including related amortization (1) (2)......       (36,919)     (55,698)      (251,509)     269,373
Other fee income .................................................           330          437            971        1,183
                                                                      ----------   ----------     ----------   ----------
Total revenues and investment gains (losses), including
  related amortization (1)........................................       (49,801)      49,797       (144,959)     419,772

Expenses:
Interest credited on insurance policyholder accounts .............        30,887       24,610         87,938       67,385
Amortization of deferred policy acquisition costs related to
  operations (1)..................................................         1,586        1,655          6,792        5,824
Mortality expenses (gains)........................................            21           66           (285)        (335)
General and administrative expenses ..............................         2,204        1,986          6,887        7,048
                                                                      ----------   ----------     ----------   ----------
Total expenses related to operations (1)..........................        34,698       28,317        101,332       79,922
                                                                      ----------   ----------     ----------   ----------
Income (loss) before income tax expense ..........................    $  (84,499)  $   21,480     $ (246,291)  $  339,850
                                                                      ----------   ----------     ----------   ----------
                                                                      ----------   ----------     ----------   ----------

(1) As a result of net realized investment gains on available-for-sale securities and the change in net unrealized investment gains on trading securities which back the life insurance and annuities segment's investment-type products, amortization of deferred policy acquisition costs was increased by $4,619,000 and $3,114,000 in the third quarters of 2001 and 2000, respectively, and by $10,964,000 and $10,187,000 in the first nine months of 2001 and 2000, respectively. For purposes of the above business segment presentation, this additional amortization is not shown in operating expenses in accordance with the Group's accounting policy used to prepare the consolidated income statement, but is netted against net realized investment gains (losses) ($4,619,000 and ($160,000) in the third quarters of 2001 and 2000, respectively, and $10,964,000 and ($1,746,000) for the first nine months of 2001 and 2000, respectively) and the change in net unrealized investment gains and losses ($0 and $3,274,000 in the third quarters of 2001 and 2000, respectively, and $0 and $11,933,000 for the first nine months of 2001 and 2000, respectively).

(2) Realized investment gains in the amount of $37,763,000 were recorded during the first nine months of 2001 by the life insurance and annuities segment, related to intersegmental investment sales to the venture capital management segment. These realized investment gains were offset by a corresponding decrease in unrealized investment gains for the same amount. These gains are eliminated in the Group's consolidated financial statements.

Third quarter of 2001 compared to third quarter of 2000

     For the third quarter of 2001, the life insurance and annuities segment, which consists of London Pacific Life & Annuity Company ("LPLA") and London Pacific Assurance Limited ("LPAL"), contributed a loss before income taxes of $84.5 million to the Group's overall loss before taxes, compared to income of $21.5 million in the third quarter of 2000. Net realized investment losses, including related amortization of deferred policy acquisition costs ("DPAC"), were $47.6 million, compared to net realized investment gains of $76.5 million in the third quarter of 2000. The loss from the change in net unrealized investment gains and losses, including related DPAC amortization, decreased from $55.7 million in the third quarter of 2000 to $36.9 million in the third quarter of 2001. General and administrative expenses increased by $0.2 million; amortization of DPAC, excluding amortization related to investment gains and losses, decreased by $0.1 million; and the spread between investment income and interest credited to policyholder accounts decreased by $0.1 million, each as compared to the third quarter of 2000. Policy charges for the third quarter of 2001 decreased by $0.4 million and other fee income decreased by $0.1 million, each as compared to the third quarter of 2000.

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

     Premiums received for all life, annuity and guaranteed bond products were $117.2 million for the third quarter of 2001, a decrease of 22.0% over the premiums received for the same period in 2000. LPAL generated $16.1 million of the total premiums received during the third quarter of 2001, the same amount generated for the third quarter of 2000. The flat premium volume in the quarter for LPAL reflected the decrease in crediting rates as a result of falling U.K. interest rates. LPLA generated premiums of $101.1 million in the third quarter of 2001, a 24.7% decrease over the premiums received in the same period in 2000. The $33.1 million decrease in LPLA's premiums reflected the impact of a declining U.S. interest rate environment. As a result of lower reinvestment rates, LPLA again reduced annuity crediting rates during the third quarter of 2001, which reduced the competitiveness of its annuity product line. LPLA's mix of business continued to shift toward traditional annuities, which typically guarantee crediting rates for one year, but have surrender charge periods ranging from seven to ten years. Sales of traditional annuities in the third quarter of 2001 increased to $71.3 million, compared to $42.9 million in the third quarter of 2000 as a result of production from new distributors that have been attracted to LPLA because of its strong track record. The declining U.S. interest rate environment had the most significant impact on LPLA's multi-year guaranteed rate annuities, sales of which in the third quarter of 2001 decreased to $23.9 million, compared to $79.9 million in the third quarter of 2000.

     Interest and dividend income on investments was $32.9 million in the third quarter of 2001 as compared with $26.8 million in the same period in 2000. This $6.1 million increase was primarily due to asset growth from new business, offset by lower reinvestment rates and by acquisitions of capital appreciation (zero yield) securities. The carrying value of the private equity portfolio as of September 30, 2001 was $225.7 million, compared with $234.2 million as of December 31, 2000 and $157.6 million as of September 30, 2000.

     Net investment losses, including related DPAC amortization, were $84.5 million in the third quarter of 2001, compared to net investment gains of $20.8 million in the third quarter of 2000. Net investment losses in the third quarter of 2001 were comprised of net realized investment losses of $42.9 million, a $36.9 million loss from the change in net unrealized gains and losses on the listed equity securities held in the trading portfolio, and related DPAC amortization of $4.6 million. The market value of the trading portfolio decreased from $60.1 million as of June 30, 2001 to $23.2 million as of September 30, 2001. There were no additions to the trading portfolio during the third quarter of 2001. The life insurance and annuities segment recorded $4.5 million in net realized losses from the sale of certain corporate bonds and other investments during the third quarter of 2001. In addition, permanent impairment writedowns were made during the quarter of $38.4 million on four private placement securities. As of September 30, 2001, LPLA's and LPAL's investment portfolios included eight former private preferred stocks that have been converted to listed common equities and one convertible bond holding in a publicly traded company.

     Total invested assets (defined as total assets excluding DPAC, other assets and income tax related accounts) increased to $2.3 billion as of September 30, 2001, compared with $2.2 billion as of December 31, 2000. On total average invested assets for the third quarter of 2001, the average annualized net return, including both realized and unrealized investment gains and losses, was -8.42%, compared with 8.88% for the same period in 2000. This decrease in annualized net return resulted primarily from the decrease in net investment gains discussed above.

     Policy surrender and mortality charge income decreased by $0.4 million in the third quarter of 2001 to $1.4 million, compared with $1.8 million for the same period in 2000. Full policy surrenders totaled $27.5 million in the third quarter of 2001, a $10.4 million decrease over the same period in 2000. Internal policy conversions accounted for $7.9 million of the full surrenders in the third quarter of 2001, compared to $12.5 million for the same period in 2000. The decrease in policy surrenders reflects one of the effects of the declining U.S. interest rate environment, which has reduced yields on competing products. Although the current U.S. interest rate environment favors higher policy persistency, annuity surrenders may increase in future periods as the portion of the business that can be withdrawn by policyholders without incurring a surrender charge penalty grows.

     Interest credited on policyholder accounts increased by $6.3 million in the third quarter of 2001 to $30.9 million, compared with $24.6 million for the same period in 2000. This increase was primarily due to new business growth, offset by favorable renewal rates on certain blocks of business. The average rate credited to policyholders was 5.91% in the third quarter of 2001, compared with 5.89% for the same period in 2000.

     Amortization of DPAC, excluding amortization related to investment gains and losses, was $1.6 million in the third quarter of 2001, a decrease of $0.1 million from the same period in 2000. This decrease was primarily due to the lower level of policy surrenders, partially offset by new business growth. Realized and unrealized investment gains and losses were included in the gross profits used to calculate the amortization of DPAC. This inclusion of investment gains and losses resulted in additional amortization of $4.6 million for the third quarter of 2001, compared to $3.1 million in the third quarter of 2000.

     General and administrative expenses were $2.2 million in the third quarter of 2001, compared with $2.0 million for the same period in 2000. This $0.2 million increase was primarily due to increases in employee compensation costs and professional services. The annualized expense ratio for the third quarter of 2001, which is defined as general and administrative expenses divided by the average book value of total cash and investments, was 0.37%, compared with 0.31% for the same period in 2000.

First nine months of 2001 compared to first nine months of 2000

     For the first nine months of 2001, the life insurance and annuities segment contributed a loss before income taxes of $246.3 million to the Group's overall loss before taxes, compared to income of $339.9 million for the same period in
2000. Net realized investment gains, including related amortization of DPAC, decreased by $64.9 million, while the loss from the change in net unrealized investment gains and losses, including related DPAC amortization, was $251.5 million, compared to a net gain of $269.4 million in the first nine months of 2000. The spread between investment income and interest credited to policyholder accounts increased by $2.1 million; general and administrative expenses decreased by $0.2 million; and amortization of DPAC, excluding amortization related to investment gains and losses, increased by $1.0 million, each as compared to the first nine months of 2000. Policy charges for the first nine months of 2001 decreased by $1.4 million and other fee income decreased by $0.2 million, each as compared to the same period in 2000.

     Premiums received for all life, annuity and guaranteed bond products were $404.6 million for the first nine months of 2001, a decrease of 1.8% over the premiums received for the same period in 2000. LPAL generated $66.5 million of the total premiums received during the first nine months of 2001, compared to $28.8 million for the same period in 2000. The increase in premiums reflected LPAL's continuing success in increasing the number of financial intermediaries who sell LPAL's expanded product range, which is ideally suited for risk averse investors seeking income and capital preservation in volatile market conditions. The twofold increase in 2001 reflects a full nine months of operations during the period, compared to the initial period of operations in 2000. LPAL continued to make substantial inroads in its sector of the guaranteed bond market in Jersey and the U.K. The number of financial intermediaries signed up to sell LPAL's products has increased dramatically since it began operations. LPAL has been able to focus its efforts successfully on marketing and distribution without the normal problems associated with startups, as LPAL utilizes the administrative capability of its sister company, LPLA, in the U.S. LPLA generated $338.1 million for the first nine months of 2001, a 11.8% decrease over the premiums received in the same period in 2000. The $45.3 million decrease in LPLA's premiums reflected the impact of a declining U.S. interest rate environment, which led to reduced crediting rates and lower production in the second and third quarters of 2001. In response to the changing interest rate environment, LPLA began to shift its business mix toward traditional annuities, which typically guarantee crediting rates for one year. Sales of traditional annuities for the first nine months of 2001 increased to $206.2 million, compared to $131.8 million for the same period in 2000. This increased production resulted from the addition of new distributors that have been attracted to LPLA because of its strong track record. Multi-year guaranteed rate annuities were adversely affected by the declining U.S. interest rate environment; sales of these products for the first nine months of 2001 decreased to $111.9 million, compared to $223.6 million for the same period in 2000. Actual premiums for all life, annuity and guaranteed bond products will be lower for the full year of 2001 compared to 2000, reflecting a reduced interest rate environment not experienced in nearly forty years.

     Interest and dividend income on investments was $96.6 million for the first nine months of 2001 as compared with $74.0 million in the same period in 2000. This $22.6 million increase was primarily due to asset growth from new business, offset by lower reinvestment rates.

     Net investment losses, including related DPAC amortization, were $246.8 million for the first nine months of 2001, compared to net investment gains of $339.0 million for the same period in 2000. Net investment losses for the first nine months of 2001 were comprised of net realized investment gains of $15.7 million, a $251.5 million loss from the change in net unrealized gains and losses on the listed equity securities held in the trading portfolio, and related DPAC amortization of $11.0 million. The market value of the trading portfolio decreased from $248.7 million as of December 31, 2000, to $23.2 million as of September 30, 2001. Additions to the trading portfolio during the first nine months of 2001 of $60.8 million resulted from the $55.8 million purchase of certain listed equity securities from the venture capital management segment and $5.0 million due to the conversion of a private preferred stock to common stock of a publicly traded company. LPLA and LPAL sold certain trading positions during the first nine months of 2001, which resulted in net realized gains of $42.0 million based on their aggregate original cost of $20.6 million. Disposals of certain listed equity securities to the venture capital management segment resulted in realized gains of $37.8 million based on their aggregate cost of $14.2 million. These gains were partially offset by permanent impairment writedowns of $70.3 million on six private placement securities and one corporate bond. The life insurance and annuities segment also recorded $6.2 million in net realized gains from the sale of certain corporate bonds and other investments during the first nine months of the year. All intersegmental investment gains have been eliminated on the Group's consolidated income statement.

     Total invested assets increased to $2.3 billion as of September 30, 2001, compared with $2.2 billion as of December 31, 2000. On total average invested assets for the first nine months of 2001, the average annualized net return, including both realized and unrealized investment gains and losses, was -8.41%, compared with 29.31% for the same period in 2000. This decrease in annualized net return resulted primarily from the decrease in net investment gains discussed above.

     Policy surrender and mortality charge income decreased by $1.4 million for the first nine months of 2001 to $4.3 million, compared with $5.7 million for the same period in 2000. Full policy surrenders totaled $80.2 million for the first nine months of 2001, a $29.9 million decrease compared with the same period in 2000. The majority of the surrenders occurred in older blocks of business that were in the later stages of their surrender penalty period. Annuity surrenders may increase as the portion of the business that can be withdrawn by policyholders without incurring a surrender charge penalty grows. Internal policy conversions accounted for $26.0 million of the full surrenders for the first nine months of 2001, compared to $34.8 million for the same period in 2000.

     Interest credited on policyholder accounts increased by $20.5 million in the first nine months of 2001 to $87.9 million, compared with $67.4 million for the same period in 2000. This increase was primarily due to new business growth, offset by lower renewal rates on certain blocks of business. The average rate credited to policyholders was 6.02% in the first nine months of 2001, compared with 5.78% for the same period in 2000.

     Amortization of DPAC, excluding amortization related to investment gains and losses, was $6.8 million for the first nine months of 2001, an increase of $1.0 million from the same period in 2000. This increase was primarily due to new business growth, particularly in the traditional annuity business discussed above, partially offset by a decrease in surrenders. Realized and unrealized investment gains and losses were included in the gross profits used to calculate the amortization of DPAC. This inclusion of investment gains and losses resulted in additional amortization of $11.0 million for the first nine months of 2001, compared to $10.2 million for the same period in 2000.

     General and administrative expenses were $6.9 million for the first nine months of 2001, compared with $7.0 million for the same period in 2000. This decrease was primarily due to expense reductions at LPLA for underwriting, miscellaneous taxes and fees, and legal expenses, offset by increased expenses at LPLA for technology consultants and state guaranty fund assessment costs, and at LPAL for additional staffing. The annualized expense ratio for the first nine months of 2001, which is defined as general and administrative expenses divided by the average book value of total cash and investments, was 0.39%, compared with 0.45% for the same period in 2000.

     LPAL, which began its operations in the first quarter of 2000, sells a single premium term life insurance bond designed to offer a yield higher than bank deposits. LPAL offers a unique range of capital guaranteed at maturity bonds, denominated in British pounds sterling, U.S. dollars and Euros. These capital secure products appeal to a wide variety of investors in the Channel Islands, U.K. and other permitted jurisdictions. The single premium investment, the Guaranteed Return Bond, offers a guaranteed yield and a guaranteed return of capital at maturity for either three or five years. The yield can be taken as either a regular payment or as capital appreciation. Premiums totaling $119.3 million have been generated since inception through September 30, 2001. Sales have been made directly to the public and through financial intermediaries in the Channel Islands, the U.K. and the Isle of Man, with over 55% of the premiums received from investors, or through financial intermediaries, in the Channel Islands.

Financial Advisory Services

     Certain information regarding the financial advisory services segment's results of operations is as follows:

                                                                        Three Months Ended           Nine Months Ended
                                                                          September 30,                September 30,
                                                                      -----------------------     -----------------------
                                                                         2001         2000           2001         2000
                                                                      ----------   ----------     ----------   ----------
                                                                                       (In thousands)
Gross financial advisory services fees............................    $    4,361   $    5,692     $   14,487   $   17,456
Payouts due to independent advisors...............................        (2,822)      (4,174)        (9,511)     (12,579)
                                                                      ----------   ----------     ----------   ----------
Net financial advisory services fees..............................         1,539        1,518          4,976        4,877

Operating expenses................................................         2,610        2,841          7,854        8,006
                                                                      ----------   ----------     ----------   ----------
Income (loss) before income tax expense ..........................    $   (1,071)  $   (1,323)    $   (2,878)  $   (3,129)
                                                                      ----------   ----------     ----------   ----------
                                                                      ----------   ----------     ----------   ----------

Third quarter of 2001 compared to third quarter of 2000

     The pre-tax loss from the financial advisory services segment decreased from $1.3 million in the third quarter of 2000 to $1.1 million in the third quarter of 2001, primarily due to an increase in net revenues resulting from new client contracts, as well as a decrease in operating expenses.

     Net asset management and consulting fee income increased from the prior year period as a result of a shift toward higher margin managed and consulting accounts, while income from brokerage and commission product sales decreased due to a change in focus toward fee based (rather than commission based) services and the difficult market conditions prevailing during the quarter. Assets under management, consulting or administration increased from $1.9 billion as of September 30, 2000 to $2.3 billion as of June 30, 2001 and then decreased to $2.1 billion as of September 30, 2001, a result of the negative market conditions.

     Operating expenses decreased to $2.6 million in the third quarter of 2001, compared with $2.8 million in the third quarter of 2000. This decline resulted from a reduction in web development consulting costs, which were partially offset by increased staff costs as staffing additions were made over the course of the last year to support the institutional and Internet based initiatives discussed below.

     In late 1999, the Group decided to make the London Pacific Advisors business the foundation for an Internet based initiative that could then be migrated to other vertical markets in which the Group has expertise. This initiative aims to deliver a full complement of consulting and back office services to institutions and financial advisors through the Internet. An overview of the project is available at www.lpadvisors.com.

     The total investment in the project through September 30, 2001 was $3.1 million, including $0.2 million in the third quarter of 2001. Of this total, $2.5 million has been capitalized as software development costs and is being amortized (as a component of operating expenses) over five years.

     The Internet based initiative has opened the door for marketing of financial advisory services to institutions and large groups of advisors. To date, service contracts have been signed with seven major institutions, and additional contracts are currently under negotiation. The impact of these contracts increased during the third quarter of 2001 as newly contracted business came on line.

First nine months of 2001 compared to first nine months of 2000

     The pre-tax loss from the financial advisory services segment decreased from $3.1 million for the first nine months of 2000 to $2.9 million for the first nine months of 2001, primarily due to an increase in net revenues resulting from new client contracts, as well as a decrease in operating expenses.

     Net asset management and consulting fee income increased from the prior year period as a result of a shift toward higher margin managed and consulting accounts, while income from brokerage and commission product sales decreased due to a change in focus toward fee based (rather than commission based) services and the difficult market conditions prevailing during the first nine months of 2001. Assets under management, consulting or administration increased from $1.5 billion as of December 31, 2000 to $2.1 billion as of September 30, 2001. The addition of assets from new institutional clients more than offset the decline in managed assets resulting from the negative market conditions.

     Operating expenses were $7.9 million for the first nine months of 2001, which was a decrease from $8.0 million in operating expenses for the same period in 2000. The mix of expenses changed as staffing additions were made over the course of the last year to support the institutional and Internet based initiatives discussed above.

     The total investment in the Internet based project through September 30, 2001 was $3.1 million, including $0.4 million in the first nine months of 2001. Of this total, $2.5 million has been capitalized as software development costs and is being amortized (as a component of operating expenses) over five years; amortization of these costs began in May 2001 and the amount amortized during the first nine months of 2001 was $0.2 million.

Asset Management

     Certain information regarding the asset management segment's results of operations is as follows:

                                                                        Three Months Ended           Nine Months Ended
                                                                          September 30,                September 30,
                                                                      -----------------------     -----------------------
                                                                         2001         2000           2001         2000
                                                                      ----------   ----------     ----------   ----------
                                                                                       (In thousands)
Revenues .........................................................    $    1,716   $    2,153     $    5,130   $    5,912
Operating expenses ...............................................         1,128        1,350          4,028        4,343
                                                                      ----------   ----------     ----------   ----------
Income before income tax expense .................................    $      588   $      803     $    1,102   $    1,569
                                                                      ----------   ----------     ----------   ----------
                                                                      ----------   ----------     ----------   ----------

Third quarter of 2001 compared to third quarter of 2000

     Berkeley Capital Management ("BCM"), the Group's U.S. asset manager, generates most of this segment's revenues and expenses. BCM's revenues increased by $0.1 million to $1.5 million, which included $0.2 million of management fees from the life insurance and annuities segment. Expenses decreased by $0.2 million to $1.1 million primarily due to an intensive expense control program which was initiated during the second quarter of 2001, with its full benefits realized during the third quarter.

     Wrap accounts continued to be the source of the majority of BCM's revenues, and the number of wrap accounts increased by 28% from September 30, 2000 to September 30, 2001. However, the additional assets under management from this increase in the number of BCM wrap accounts were more than offset by lower asset values due to the general stock market decline during the period. Total wrap assets were $934 million as of September 30, 2001, compared to $1,014 million as of June 30, 2001, and $940 million as of September 30, 2000.

     BCM's revenues during the third quarter of 2001 were primarily based upon asset values as of the beginning of the quarter due to the billing pattern of wrap program sponsors. Therefore, the increase in market values during the second quarter of 2001 helped to raise BCM's revenues during the third quarter of 2001.

     Included in the revenues of the asset management segment for the third quarter of 2001 were portfolio management fees from the life insurance and annuities segment of $0.5 million, compared with $1.0 million for the third quarter of 2000. These reduced fees resulted from the decline in the market value of the listed equity securities portfolio held by the life insurance operation which is managed by Berkeley International Limited ("BIL"), the Group's asset management subsidiary in Jersey.

First nine months of 2001 compared to first nine months of 2000

     The asset management segment's results for the first nine months of 2001 included improved results at BCM. Revenues at BCM increased by $0.3 million to $4.3 million, which included $0.6 million of management fees from the life insurance and annuities segment, an increase of $0.2 million over the prior period. Expenses decreased by $0.3 million to $4.0 million for the first nine months of 2001. The increased revenues and lower expenses combined to increase BCM's contribution to segment income by $0.6 million for the first nine months of 2001 compared to the same period in 2000.

     Total wrap assets were $934 million as of September 30, 2001, compared to $955 million as of December 31, 2000. The additional assets under management from the 15% net increase in the number of wrap accounts over the first nine months of 2001 were more than offset by lower asset values due to the general stock market decline. Wrap assets under management in BCM's Value Equity style were 10% higher at September 30, 2001 than at the beginning of the year as the inflow of new account assets more than offset market value declines. This increase was offset by the decline in the value of assets managed in BCM's

Growth Equity style, as the market became more risk averse. BCM's revenues from its wrap accounts increased by $0.3 million during the first nine months of 2001 as compared to the same period in 2000, despite the decline in assets under management, primarily due to the billing pattern discussed above.

     BCM implemented an aggressive cost cutting program during the second quarter of 2001, and the benefits will continue into the fourth quarter of 2001.

     Other revenue in the asset management segment decreased by $0.2 million in the first nine months of 2001, following the conclusion at the end of the third quarter of 2000 of a development capital fund management contract handled by BIL in Jersey.

     Included in the revenues of the asset management segment for the first nine months of 2001 were portfolio management fees from the life insurance and annuities segment of $1.4 million, compared with $2.2 million for the first nine months of 2000. These reduced fees primarily account for the overall decrease in income in the asset management segment. The reduced fees resulted from the decline in the market value of the listed equity securities portfolio held by the life insurance operation which is managed by BIL.

Venture Capital Management

     Certain information regarding the venture capital management segment's results of operations is as follows:

                                                                        Three Months Ended           Nine Months Ended
                                                                          September 30,                September 30,
                                                                      -----------------------     -----------------------
                                                                         2001         2000           2001         2000
                                                                      ----------   ----------     ----------   ----------
                                                                                       (In thousands)
Revenues:
Management fees...................................................    $    2,462   $    1,848     $    7,239   $    7,518
Investment income.................................................             -            1              -          273
Net realized investment gains (1).................................           444       11,691         37,724       20,331
Change in net unrealized investment gains and losses (1)..........       (79,248)      (9,935)      (115,787)      10,528
                                                                      ----------   ----------     ----------   ----------
Total revenues and net investment gains...........................       (76,342)       3,605        (70,824)      38,650
Operating expenses................................................         2,883        1,361          7,387        6,834
                                                                      ----------   ----------     ----------   ----------
Income (loss) before income tax expense...........................    $  (79,225)  $    2,244     $  (78,211)  $   31,816
                                                                      ----------   ----------     ----------   ----------
                                                                      ----------   ----------     ----------   ----------

(1) Realized investment gains in the amount of $37,269,000 were recorded during the first nine months of 2001 by the venture capital management segment, related to intersegmental investment sales to the life insurance and annuities segment. These realized investment gains were offset by a corresponding decrease in unrealized investment gains for the same amount.

Third quarter of 2001 compared to third quarter of 2000

     Income before income taxes from the venture capital management segment decreased from $2.2 million in the third quarter of 2000 to a loss of $79.2 million in the third quarter of 2001. This loss was primarily attributable to the change in net unrealized gains and losses for the third quarter of 2001 on the listed equity securities held in the trading portfolio. These positions in listed equity securities were the result of private equity transactions in technology companies.

     The change in net unrealized gains and losses in the listed equity trading portfolio during the third quarter of 2001 was a loss of $79.2 million. The market value of the trading portfolio decreased from $102.1 million as of June 30, 2001, to $22.9 million as of September 30, 2001. The decline in value reflected the general downward trend in the market for technology stocks during the third quarter of 2001. Significant fluctuations in net unrealized gains and losses in the listed equity trading portfolio are likely in future quarters, reflecting equity market volatility, especially in the technology sector.

     Net realized investment gains were $0.4 million in the third quarter of 2001, compared to $11.7 million in the third quarter of 2000. The realized gains in the third quarter of 2000 were the result of partial sales of four listed equity holdings; no such sales occurred in the third quarter of 2001.

     Included in the revenues of the venture capital management segment for the third quarter of 2001 are portfolio management fees from the life insurance and annuities segment of $2.5 million, compared to $1.8 million in the third quarter of 2000. Berkeley International Capital Corporation ("BICC") sources and monitors private investments for LPLA, for which LPLA pays BICC management fees.

     Operating expenses increased from $1.4 million in the third quarter of 2000 to $2.9 million in the third quarter of 2001. This $1.5 million increase was primarily attributable to higher employee compensation.

First nine months of 2001 compared to first nine months of 2000

     Income before income taxes from the venture capital management segment decreased from $31.8 million in the first nine months of 2000 to a loss of $78.2 million in the first nine months of 2001. This loss was primarily attributable to the change in net unrealized gains and losses for the first nine months of 2001 on the listed equity securities held in the trading portfolio. These positions in listed equity securities were the result of private equity transactions in technology companies.

     The change in net unrealized gains and losses in the listed equity trading portfolio during the first nine months of 2001 was a loss of $115.8 million. The market value of the trading portfolio decreased from $105.2 million as of December 31, 2000, to $22.9 million as of September 30, 2001. The decline in value reflected the general downward trend in the market for technology stocks during the first nine months of 2001. Additions to the trading portfolio during the first nine months of 2001 of $52.0 million resulted from the purchase of certain listed equity securities from the life insurance and annuities segment. Disposals of certain listed equity securities to the life insurance and annuities segment resulted in realized gains of $37.3 million based on their aggregate cost of $18.5 million. All intersegmental investment gains have been eliminated in the Group's consolidated income statement.

     Included in the revenues of the venture capital management segment for the first nine months of 2001 are portfolio management fees from the life insurance and annuities segment of $7.2 million, compared to $5.6 million in the first nine months of 2000. BICC sources and monitors private investments for LPLA, for which LPLA pays BICC management fees. Total financings completed by BICC for the insurance subsidiaries and for Berkeley International Capital Limited during the first nine months of 2001 were $51.1 million, compared to $90.0 million during the first nine months of 2000. This decreased level of activity in venture capital placements reflects the general trend in the industry as a whole, as venture capitalists adopt a wait and see policy in view of the current difficulties being experienced by the market and the technology sector in particular. Other non-recurring fees of $1.9 million were received in the first nine months of 2000.

     Operating expenses in the first nine months of 2001 were $7.4 million, compared to $6.8 million in the first nine months of 2000. This $0.6 million increase was primarily attributable to higher employee compensation.

Corporate and Other

Third quarter of 2001 compared to third quarter of 2000

     Corporate expenses decreased by $0.8 million to $1.3 million in the third quarter of 2001 as compared with the third quarter of 2000. This decrease was primarily due to the compensation expense, relating to the extension of employee share option grants, recorded in the third quarter of 2000, which was not repeated in 2001.

     Interest income earned by the Group (excluding the life insurance and annuities segment) increased by $0.3 million to $0.5 million in the third quarter of 2001 as compared with the third quarter of 2000, primarily due to the increase in cash and cash equivalents held by the Group. Interest expense incurred by the Group (excluding the life insurance and annuities segment) increased by $0.3 million to $0.5 million in the third quarter of 2001 as compared with the third quarter of 2000, primarily due to higher bank borrowings during the third quarter of 2001.

First nine months of 2001 compared to first nine months of 2000

     Overall, corporate expenses decreased by $0.2 million to $4.4 million in the first nine months of 2001 as compared with the first nine months of 2000. There was an increase in corporate expenses of $0.9 million, primarily due to additional staffing at the corporate level and to the grant of employee share options at an exercise price below fair market value on the date of the grant. However, this was more than offset by an expense decrease of $1.1 million, which was due to the compensation expense, relating to the extension of employee share option grants, recorded in the first nine months of 2000, which was not repeated in 2001.

     Interest income earned by the Group (excluding the life insurance and annuities segment) increased by $0.5 million to $1.7 million in the first nine months of 2001 as compared with the first nine months of 2000, primarily due to the increase in cash and cash equivalents held by the Group. Interest expense incurred by the Group (excluding the life insurance and annuities segment) increased by $1.7 million to $1.8 million in the first nine months of 2001 as compared with the first nine months of 2000, primarily due to higher bank borrowings during the first nine months of 2001.

Consolidated Income (Loss) Before Income Taxes

Third quarter of 2001 compared to third quarter of 2000

     Consolidated income before income taxes decreased by $186.6 million, from $21.1 million in the third quarter of 2000 to a loss of $165.5 million in the third quarter of 2001. This loss was primarily attributable to the change in net unrealized investment gains and losses, as well as net realized investment losses.

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

First nine months of 2001 compared to first nine months of 2000

     The consolidated loss before income taxes for the first nine months of 2001 was $331.0 million, compared to income of $366.3 million for the first nine months of 2000. The loss for the 2001 period was primarily attributable to the change in net unrealized investment gains and losses, as well as net realized investment losses.

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

Third quarter of 2001 compared to third quarter of 2000

     The effective tax credit rate, as a percentage of the loss before income taxes for the third quarter of 2001, was 13%. This low effective tax credit rate was primarily attributable to losses of $108.5 million contributed by the Jersey and Guernsey operations during the first nine months of 2001, which primarily consisted of unrealized investment losses for which no tax benefits will be realized. Though income before tax expense was $21.1 million in the third quarter of 2000, an income tax benefit of $7.9 million resulted for the quarter. This was primarily attributable to the $25.6 million loss from the U.S. life and annuity company which generated a $9.0 million tax benefit. Income of $46.7 million was contributed by the Jersey and Guernsey operations during the third quarter of 2000, which primarily consisted of untaxed investment gains.

First nine months of 2001 compared to first nine months of 2000

     The effective tax credit rate, as a percentage of the loss before income taxes for the first nine months of 2001, was 11%. This low effective tax credit rate was primarily attributable to losses of $231.1 million contributed by the Jersey and Guernsey operations during the first nine months of 2001, which primarily consisted of unrealized investment losses for which no tax benefits will be realized. The effective tax rate, as a percentage of income before income taxes for the first nine months of 2000, was 14%. This effective rate reflected the fact that only 40% of income for the first nine months of 2000 was contributed by the U.S. life and annuity company, and that 61% of income for that period represented net capital gains from the Jersey and Guernsey operations (where capital gains are not taxed).


LIQUIDITY AND CAPITAL RESOURCES

     On a consolidated basis as of September 30, 2001, cash and cash equivalents of the Group, excluding the life insurance segment, amounted to $60.1 million. As of September 30, 2001, the Group, excluding the life insurance and annuities segment, also held $22.2 million of listed equity securities which could be sold within a short period of time. Management believes that the balances of cash, liquid resources and borrowings, should be sufficient to satisfy the Group's anticipated financing requirements during the next twelve months.

     Shareholders' equity decreased in the first nine months of 2001 by $301.3 million to $266.5 million, primarily due to the net loss for the period of $295.3 million. The value of the Company's Ordinary Shares held by the employee benefit trusts, valued at cost of $63.6 million, has been netted against shareholders' equity. Upon exercise of employee share options, shareholders' equity will be increased by the cost of the shares transferred to the employees and the proceeds received will increase Group cash.


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

     Duration is an option adjusted measure of the percentage change in the market value of the assets or liabilities in response to a given change in interest rates. For LPLA's universal life products and for all of LPAL's products, given that policyholder liabilities are only $48.2 million and $122.4 million, respectively, interest rate risk is considered to be minimal. To demonstrate the sensitivity of LPLA's assets and liabilities, tests performed on LPLA's assets and liabilities indicated that, as of September 30, 2001, if market interest rates had suddenly increased by 100 basis points, the fair value of the investment portfolio that is subject to interest rate risk, which was approximately $1.9 billion, would have decreased by $82.0 million, compared with a decrease of $84.4 million for the calculated market value of liabilities, which was approximately $1.8 billion. Conversely, a sudden decrease of 100 basis points would have increased the investment portfolio's fair value by $84.8 million, compared with an increase in the calculated market value of liabilities of $125.9 million. These results depend upon certain key assumptions regarding the behavior of interest sensitive cash flows. Although LPLA has attempted to ensure that the assumptions used are based on the best available data, cash flows cannot be forecasted with certainty, and can deviate materially from the assumed results.

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

     If the market price of the Group's listed equity portfolio as of September 30, 2001 and 2000, which totaled $49.0 million and $754.1 million, respectively, had abruptly increased or decreased by 50%, the market value of the listed equity portfolio would have increased or decreased by $24.5 million and $377.1 million, respectively.


                          PART II - OTHER INFORMATION


Item 6.   EXHIBITS AND REPORTS ON FORM 8-K

(a)  EXHIBITS

     None.


(b)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by the Company during the third quarter of 2001.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      LONDON PACIFIC GROUP LIMITED
                                      (Registrant)

Date:  November 5, 2001               By:    /s/  Ian K. Whitehead

                                             Ian K. Whitehead
                                             Chief Financial Officer

                                             (Principal Financial and Accounting
                                              Officer and Duly Authorized
                                              Officer of the Registrant)