Form 10-K
period 2001-12-31
LONDON PACIFIC GROUP LTD
filed 2002-04-01
CIK 891377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-K
(Mark One)
   [X]       ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

                                       OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to _______

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

                          Minden House, 6 Minden Place
                           St. Helier, Jersey JE2 4WQ
                                 Channel Islands
          (Address of principal executive offices, including Zip Code)

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

      Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

      The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the Ordinary Shares on March 18, 2002 as reported on the London Stock Exchange (using an exchange rate of GBP1.00 = $1.42) was $90,454,991. Ordinary Shares held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Ordinary Shares have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination is not necessarily conclusive that these persons are affiliates of the registrant.

      As of March 18, 2002, the registrant had outstanding 64,439,073 Ordinary Shares, $0.05 par value per share.


                       DOCUMENTS INCORPORATED BY REFERENCE

      The registrant's definitive proxy statement for its Annual General Meeting of Shareholders to be held on May 7, 2002, is incorporated by reference in Part III of this Form 10-K.

                                TABLE OF CONTENTS



                                     PART I                                 Page
Item 1.    Business .........................................................  1
Item 2.    Properties........................................................ 12
Item 3.    Legal Proceedings................................................. 12
Item 4.    Submission of Matters to a Vote of Security Holders............... 12


                                     PART II

Item 5.    Market for Registrant's Common Equity and Related
               Stockholder Matters........................................... 13
Item 6.    Selected Financial Data........................................... 17
Item 7.    Management's Discussion and Analysis of Financial
               Condition and Results of Operations........................... 17
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk........ 33
Item 8.    Financial Statements and Supplementary Data....................... 35
Item 9.    Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure.......................................... 75


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant................ 75
Item 11.   Executive Compensation............................................ 75
Item 12.   Security Ownership of Certain Beneficial Owners and Management.... 75
Item 13.   Certain Relationships and Related Transactions.................... 76


                                     PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K... 77

Financial Statement Schedules................................................ 81
Signatures ...................................................................88
Exhibit Index   ............................................................. 89

      As used herein, the terms "registrant" and "Company" refer to London Pacific Group Limited. Except as the context otherwise requires, the term "Group" refers collectively to the registrant and its subsidiaries.

Forward-Looking Statements and Factors That May Affect Future Results

      Statements contained in this Annual Report on Form 10-K that are not historical facts, including, but not limited to, statements found in Item 1 "Business," Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A "Quantitative and Qualitative Disclosures About Market Risk," are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which the Group operates, management's current beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "goals," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Future outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. The Group undertakes no obligation to update any forward-looking statements, whether as a result of new information, future developments or otherwise.


                                     PART I

Item  1. BUSINESS

OVERVIEW

      London Pacific Group Limited, based in Jersey, Channel Islands, is a diversified international financial services company. The Company's operating subsidiaries gather assets through their distribution networks in the U.S. and U.K. Assets under the Group's management, consulting or administration as of December 31, 2001 totaled approximately $5.6 billion.

      The Company evolved from a financial consulting business, The Berkeley Consulting Group, formed in 1977. That business focused on financial consulting services and venture capital finance for U.S. high technology companies from non-U.S. institutional financing sources. The Company (originally named Berkeley Technology Limited) was incorporated in 1985 in Jersey, Channel Islands. It obtained a listing on the London Stock Exchange in that same year and currently trades under the symbol LPG. Since 1985, the Group has grown with the establishment of life insurance and annuity businesses in both the U.S. and Jersey, and through acquisitions in the financial advisory services and asset management areas.

      American Depositary Receipts ("ADRs") representing the Ordinary Shares of the Company began trading in the U.S. market in 1992. The Company obtained a listing on The Nasdaq Stock Market (SM) in 1993 and in November 1999 migrated to the New York Stock Exchange where its ADRs are now traded under the symbol LDP. During the first quarter of 2000, the Company completed a four-for-one split of its ADRs. Effective from the close of business on March 23, 2000, each American Depositary Share ("ADS"), represented by an ADR, equals one Ordinary Share.

      London Pacific Group Limited currently has offices in Jersey (Channel Islands), California and North Carolina.

BUSINESS SEGMENTS

      The Group operates in four business segments: life insurance and annuities, financial advisory services, asset management and venture capital management. The Group's principal operating subsidiaries, by business segment and location, are set forth below:

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

      See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations by Business Segment" and Note 18 to the Consolidated Financial Statements in Item 8 of this Form 10-K for a summary of the Group's financial information by business segment and geographical location.

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

London Pacific Life & Annuity Company

      LPLA is licensed in 41 U.S. states and the District of Columbia and distributes its products through approximately 3,500 contracted agents. This network of independent contractors consists of life insurance agents, financial planners, estate planners and brokers, as well as banks and other financial institutions. LPLA has recently expanded its distribution network to include select national marketing organizations. Variable annuity contracts issued by LPLA are distributed through independent broker-dealers, stockbrokers and other financial institutions.

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

      Under one type of contract, LPLA guarantees the policyholder's principal and credits the accumulated deposit with a rate of interest that is guaranteed for the initial policy year. After the initial policy year, LPLA has the discretionary ability to change the crediting rate to any crediting rate not below a guaranteed minimum rate (currently 3%). During the years ended December 31, 2001, 2000 and 1999, sales of these products accounted for $261.1 million, $174.1 million and $136.2 million, respectively, or 64%, 36% and 42%, respectively, of total premiums collected. LPLA also sells market value adjusted annuity contracts which guarantee the crediting rate for the full term of the contract. During 2001, 2000 and 1999, sales of these products accounted for $121.2 million, $286.0 million and $149.1 million, respectively, or 30%, 58% and 46%, respectively, of total premiums collected. These multi-year guaranteed rate contracts range in terms from three to seven years. Fluctuations in the product mix occur as LPLA's marketing emphasis shifts in response to changes in the level of interest rates, customer preferences and competition.

      Crediting rates are initially based on: (i) the rate of return the insurance subsidiaries can earn on invested assets acquired with the contract deposits; (ii) the costs related to marketing and administering the products; and (iii) the crediting rates offered on similar products by other companies. Subsequent adjustments to crediting rates are based on multiple factors, including the yield on the investment portfolio, contract surrender assumptions and the crediting rate history of particular groups of annuity contracts. For 2001, 2000 and 1999, the average rate credited on outstanding annuity contracts was 5.98%, 5.89% and 5.48% respectively.

      Single premium immediate annuities accounted for $21.1 million, $19.1 million and $20.8 million, or 5%, 4% and 6%, respectively, of total premiums collected in 2001, 2000 and 1999, respectively. These products are designed to provide a series of periodic payments for a fixed period of time or for life, according to the policyholder's choice at the time of issue. Once the payments begin, the amount, frequency and length of time for which they are payable are fixed. The implicit interest rate on outstanding single premium immediate annuity contracts averaged 4.67%, 4.65% and 4.71% for 2001, 2000 and 1999, respectively.

      Variable annuities accounted for $1.4 million, $8.0 million and $13.1 million, or 0.4%, 2% and 4%, respectively, of total premiums collected in 2001, 2000 and 1999, respectively. Variable annuities differ from fixed annuities in that the principal value may fluctuate depending on the performance of assets allocated pursuant to various investment options chosen by the policyholder. Variable annuities offer policyholders a fixed or variable rate of return based upon the specific investment option into which the premiums are directed.

      LPLA discontinued writing any new universal life business in 1999, although it continues to receive renewal premiums on the policies in force. Universal life insurance products accounted for $1.0 million, $1.5 million and $2.4 million, or 0.3%, 0.3% and 0.7%, respectively, of total premiums collected in 2001, 2000 and 1999, respectively. Universal life insurance products provide whole life insurance with adjustable rates of return based on current interest rates.

      Administration

      With over 47,000 policyholders, customer service is a key focus of LPLA. LPLA has implemented technologically advanced administrative processes which have helped LPLA maintain its competitive position. In conjunction with IBM in early 1991, LPLA led the industry in adopting remote imaging for more accurate, cost effective processing. Image processing allows a constant flow of communication between the home office in Raleigh, North Carolina and the administrative office in Sacramento, California. Offices on both coasts of the U.S. make it possible for LPLA to service policyholders nationwide over an 11 hour workday. These operating efficiencies play an important role in the LPLA's ability to provide a high quality of customer service and to compete effectively in the markets in which it operates.

London Pacific Assurance Limited

      LPAL, the Group's insurance subsidiary in Jersey, Channel Islands, was formed in December 1999. LPAL sells Sterling, U.S. dollar and Euro guaranteed return bonds in its home market of Jersey, Channel Islands, and in the U.K., Guernsey, Isle of Man and other permitted jurisdictions. The products guarantee both capital and yield for the duration of the investment period, which is typically three or five years.

      LPAL has over 200 sales agreements in place with financial intermediaries, giving the company access to over 9,000 independent financial advisors ("IFAs") in place. LPAL is actively seeking to enter into similar agreements with financial intermediary networks and advisory divisions of retail banks and building societies.

      One of the early priorities of LPAL has been to establish a strong customer service capability to support the growth of the business. The company continues to benefit from the high quality back office at LPLA, based in Raleigh, North Carolina. Policy applications are scanned in Jersey and transmitted to Raleigh over the Internet. The customer records are created in Raleigh later in the day and policy forms are printed in Jersey the next morning. This allows LPAL to achieve its service standard of issuing policies within 24 hours. The administrative synergy between the Group's two insurance companies has enabled LPAL to minimize its operating overheads and focus on business development.

      Products

      LPAL offers three types of guaranteed return bonds: Sterling bonds, U.S. dollar bonds and Euro denominated bonds. All of LPAL's guaranteed return bonds are single premium assurance policies designed to meet the needs of the security conscious investor looking for a competitive guaranteed return for the duration of the investment.

      The bonds offer an investment period of either three or five years. Sterling bond yields can be either taken as periodic payments or as a guaranteed lump sum at maturity. The periodic payments may be taken monthly, quarterly or annually. The U.S. dollar and Euro denominated bonds return their original capital in full plus guaranteed growth at the end of the investment period.

      In early 2002, LPAL launched the Guaranteed Protected Income Bond. This new product is a seven-year and one day single premium assurance policy. It offers investors a guaranteed minimum yield set annually, together with a guaranteed return of capital at maturity.

      From LPAL's start of operations in the first quarter of 2000 through the end of 2001, LPAL generated premiums totaling $128.5 million. LPAL makes sales directly to the public and through financial intermediaries in the Channel Islands, U.K., Isle of Man and other international locations, with approximately 44% of the premiums received through the end of 2001 from investors, or through financial intermediaries, in the Channel Islands.

Investment Portfolios

      The insurance subsidiaries' $2.1 billion portfolio of securities (at fair value) as of December 31, 2001 continued to be balanced, consisting primarily of investment grade corporate bonds and collateralized mortgage obligations, with no direct exposure to commercial mortgage loans. Private placement debt and preferred stock in high technology companies arranged by Berkeley International Capital Corporation represented approximately 8.8% of total assets of the insurance subsidiaries as of December 31, 2001. The insurance subsidiaries' trading portfolio of listed equity securities, at market value, decreased to $36.5 million as of December 31, 2001, from $248.7 million as of December 31, 2000. This decrease was primarily due to the decline in market value of the trading securities during 2001. The overall portfolio strategy of the insurance subsidiaries is to hold equity securities for further gain after the underlying companies have completed an initial public offering, and to sell in the shorter term other listed equity securities that have been acquired through acquisitions.

      Investment activities are an integral part of the insurance subsidiaries' business. Profitability of the insurance products is significantly affected by spreads between the returns on invested assets and the rates credited to policyholders. Changes in crediting rates may not be sufficient to maintain targeted investment spreads in all economic and market environments. In addition, competition and other factors may limit the insurance subsidiaries' ability to adjust or maintain crediting rates at levels necessary to avoid compression of spreads under certain market conditions. For 2001, 2000 and 1999, the total return on average invested assets was -8.97%, 12.32% and 16.79%, respectively, and the average interest rate credited to policyholders was 6.02%, 5.89% and 5.62%, respectively.

      See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Life Insurance and Annuities" for additional information on the insurance subsidiaries' investment portfolios and their effect on the profitability of the insurance segment.

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

      The Group believes its insurance subsidiaries are able to compete effectively because of their: (i) ability to quickly develop and bring to the market innovative products in response to changing customer needs, (ii) superior customer service supported by customized administrative systems, (iii) ability to offer competitive crediting rates as a result of specialized investment management skills within the Group, and (iv) access to new distribution sources as a result of product integrity and experience in establishing and growing new relationships with independent producers.

Financial Advisory Services

London Pacific Advisors

      In September 1996, the Group completed the acquisition of London Pacific Advisory Services, Inc. ("LPAS") (formerly Select Advisors, Inc.), a registered investment adviser, London Pacific Securities, Inc. ("LPS") (formerly Select Capital Corporation), a registered broker/dealer, and Advisors Insurance Services of Texas ("AIST"), an insurance agency. LPAS, LPS and AIST are collectively known as London Pacific Advisors

("LPA"). LPA is located in Sacramento, California. The total value of assets under LPA management, consulting or administration as of December 31, 2001 was $2.3 billion.

      LPA changed its business strategy in 2000. The LPA business previously focused on providing back office services to independent financial advisors (and small groups of advisors). In 2000, LPA expanded its focus considerably to include large institutional clients and to encompass a full range of web based front office and back office services. LPA has branded this new package of services as myOfficeOnline (SM), and it now delivers these services primarily over the Internet, or through an institution's intranet. By June 2002, it is expected that more than 5,000 advisors at partner institutions will be using myOfficeOnline (SM). LPA is currently in the process of completing an updated version of the platform, which includes several enhancements designed to keep LPA at the forefront of this rapidly developing industry. Release of the new version is planned for early in the second quarter of 2002.

      The change in LPA's strategy appears to hold considerable potential for growing LPA's revenues and greatly strengthening its competitive position. Already, LPA is performing under contracts with prominent institutions including Wells Fargo & Co., CSFBdirect, H&R Block Financial Advisors, ORBA (R) Financial Management, Cambridge Investment Research and five other institutions. In addition, LPA is presently in the contract phase with seven more firms and has at least ten strong candidates for future partnerships.

      Products, Services and Revenues

      LPA provides a comprehensive menu of services to financial advisors and institutions, with an emphasis on web based technologies, investment consulting and back office services. Its products and services are used primarily to research, build, manage and administer managed accounts comprised of separate account managers, mutual funds and exchange traded funds. The term "managed account" generally denotes an investment advisory program where the client pays one asset based fee for a package of services that includes money management, asset allocation, trading, custody, clearing and back office services. This segment of the investment management industry is experiencing rapid and accelerating growth, as investors move away from mutual funds, which lack the flexibility of managed accounts and often carry higher fees and tax costs. To date, all of LPA's clients are U.S. based, but the managed account business is gaining momentum outside of the U.S. as well, and LPA is positioned to address these developing markets.

      LPA offers a full complement of services, including portfolio accounting and performance reporting, to the managed account industry. The open, "menu driven" architecture of its software systems allows a client to select the specific capabilities it deserves to utilize on the platform, and then to integrate those capabilities with its own, and third party, functionalities. The result is a customized solution that is private labeled to maximize each client's brand awareness.

      LPA earns revenues from four principal sources: (i) asset management and consulting fees are generated under contracts providing for fees calculated as a percentage of assets under management or consulting by its financial advisors and institutional clients; (ii) back office fees and web platform fees are generated under contracts providing for fees calculated as a percentage of assets under management or administration by its clients; (iii) commissions are received from the sale by advisors of insurance products, including annuities and life insurance; and (iv) brokerage fees are received on trading activity handled through LPA's trading desk or via business placed directly with investment companies. The latter two sources of revenues are generated by LPA's broker-dealer subsidiary, London Pacific Securities, Inc.

      A portion of LPA's revenues is paid out as commissions to its affiliated advisors. The percentage payouts apply only to business generated by those advisors, and the percentages vary based on the source of the revenue and the contractual relationship with the advisor.

      Net asset management and consulting fees increased to $4.7 million in 2001 from $4.2 million in 2000. These fees contributed 72%, 65% and 64% to net revenues (i.e., gross revenues less commissions) for the years ended December 31, 2001, 2000 and 1999, respectively. The composition of these fees is changing as new institutional client fees are realized and older back office fee contracts reach maturity. The increase for 2001 was achieved despite a significant decline in market values of the assets upon which the fees are based.

      Net commissions received from the sale by advisors of insurance products contributed approximately 3%, 5% and 5% to net revenues for 2001, 2000 and 1999, respectively, while net brokerage fees contributed 16%, 22% and 21% to net revenues for 2001, 2000 and 1999, respectively.

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

      A second source of growth for LPA is its focus on adding large financial institutions to its client base. In the typical scenario, LPA offers its web based consulting, administration and reporting services to the institution and to its financial advisor employees. LPA's fees for these services are tied to the assets under management in the institution's program, and LPA's fees increase along with the growth of those program assets.

      Intellectual Property

      LPA currently has one trademark registered with the U.S. Patent and Trademark Office. This trademark is for LPA's flagship asset management product, Global Leaders (R), and was registered on August 3, 1999. The registration has an initial ten year "in force" period, unless terminated earlier as provided by law. In August 2000, LPA applied for a trademark registration for myOfficeOnline
(SM), the name given to LPA's web based services package.

Competition

      The Group's financial advisory services business continues to operate in a highly competitive industry. Competitors include other investment management firms, broker-dealers, commercial banks, trust companies, insurance companies, financial advisory firms, application software and service providers in the financial services sector, and mutual funds. Many of LPA's competitors operate across all of LPA's markets, offer a full range of products or financial services, and have greater financial capacity and other resources. The Group believes that the considerable experience and past success of its investment, consulting and technical personnel, its growing base of prestigious clients, successful performance for those clients and its proprietary systems enable it to compete within the markets in which it operates.

Asset Management

      Berkeley Capital Management ("BCM") and Berkeley International Limited ("BIL") are the Group's asset management companies. While BCM offers its services to third parties and Group affiliates, BIL currently manages only Group assets.

Berkeley Capital Management

      BCM is a San Francisco based investment manager, established in 1972, and is the Group's primary asset management subsidiary. The company managed assets
totaling   approximately  $2.8  billion  as  of  the  end  of  2001,   including
approximately $1.8 billion in corporate bonds for the Group's insurance subsidiaries. BCM manages equity, balanced and bond accounts for institutional clients and for the wrap fee programs of major brokerage houses. Its investment approach involves strong fundamental research and is led by its senior portfolio managers, who have worked together at BCM since 1975. BCM derives revenue from the management of public equity and fixed income securities. The level of the bond and stock markets affects BCM's revenues, as BCM is generally compensated for its services with fees calculated as percentages of assets under management.

      BCM has two principal equity products and a fixed income product. The Growth Equity style focuses on selecting companies with strong earnings growth potential. The median market capitalization of the portfolio is greater than that of the S&P 500. The Income Equity style focuses on companies from the S&P 500 universe with high relative yields and is designed to produce superior returns with below average volatility. Both investment styles utilize bottom-up approaches and disciplined buy and sell processes. BCM's fixed income style seeks out the most attractive relative values in the marketplace. Risk levels are set in conjunction with client objectives and value is added around the benchmark by trading into those areas that BCM believes have the best relative values.

      BCM also provides investment management services to institutional clients, which include pension plans, employee benefit plans, trusts, foundations and corporations, as well as to individual clients. BCM markets these services primarily through financial consultants, plan sponsors and brokerage firms. Most new business over the past three years has come from managed account programs.

      The bond portfolios of the Group's insurance subsidiaries are managed by BCM's professional fixed income managers who have experience with a wide range of fixed income investments, such as U.S. government bonds, mortgage-backed securities, investment grade and high-yield corporate bonds, and municipal bonds.

      BCM's principal source of revenue is the management of equity assets for individuals and institutions on a nationwide basis. Revenues in this area are derived exclusively from management fees which are calculated based upon the dollar value of assets managed. Additional fees, representing 16% of BCM's total fees during 2001, were received from the Group's insurance subsidiaries, again based on a percentage of assets under management.

      BCM has managed account marketing agreements with over 20 firms, and assets managed under these agreements represent the majority of BCM's assets under management for unaffiliated parties. Some of these agreements have been in place for more than ten years. Either party may terminate these agreements at will, though none of these contracts has ever been terminated by the other party at any time during the past ten years. BCM's largest customers are Morgan
Stanley and PaineWebber. During 2001, fees from each of these two customers represented more than 10% of BCM's revenues.

      BCM is currently discussing distribution agreements with other firms and also is actively seeking to broaden its product array with firms with which it has existing relationships. Competition for positions in these programs is becoming increasingly fierce, enhancing the value of BCM's incumbent status.

      Intellectual Property

      Management  believes  that the name and  reputation  of  Berkeley  Capital
Management is a material asset and protects its name through appropriate registration. BCM registered with the U.S. Patent and Trademark office a trademark for financial management and mutual fund investment (Berkeley Capital Management) on June 15, 1999. The registration has an initial ten year "in force" period, unless terminated earlier as provided by law.

Berkeley International Limited

      Berkeley International Limited ("BIL") is located in Jersey, Channel Islands. Currently, BIL manages only the listed equity securities held by the Group's U.S. insurance subsidiary in its investment portfolio.

Competition

      There are numerous competitors offering asset management services. Within each brokerage firm managed account program, there are dozens of competitors and many more potential competitors. BCM competes based upon performance, service and marketing. Price is set by market conditions and is generally the same for all investment managers with managed account agreements with each brokerage firm. There are no dominant competitors in the managed account marketplace because brokerage firms seek to limit the total client assets with any manager and because performance records tend to vary from year to year. In relation to direct institutional and individual client relationships, BCM competes based on the same principal factors and price may be a secondary factor. There are, however, other firms with significantly greater assets under management than BCM in each category in which it competes. In addition to the above, there is competition within the securities industry in obtaining and retaining the services of investment executives.

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

Berkeley International Capital Corporation

      BICC, based in San Francisco, arranges private equity placements into rapidly growing technology companies, mainly on behalf of the Group's operating companies. Placements are typically arranged in later stage technology companies, which are near alpha test of their product and need to scale up their engineering, marketing and sales infrastructure. With this strategy, BICC has been able to identify many promising young technology companies that have grown in prominence in their fields and gone on to successful public offerings or acquisition transactions.

      Over the past 22 years, BICC arranged over $1.9 billion of placements in the private capital markets on behalf of Group companies and clients. These placements included investments in America Online, Oracle Corporation, Cadence Design Systems, Inc., LSI Logic Corporation, Broderbund Software, 3COM Corporation, Integrated Device Technology, Inc., Cypress Semiconductor, Inc. and New Focus, Inc.

      During 2001, the Group's operating companies continued to follow the discipline of retaining the publicly listed securities arising out of initial public offerings, where those securities have the potential to yield substantial future gains.

      Many of the portfolio companies are headquartered in close proximity to BICC's offices. Most of these companies specialize in "business-to-business" Internet technologies, telecommunications (both central office and consumer premises), data communications, software, semiconductors and knowledge learning.

      The private equity technology investments arranged by BICC and currently held by the Group's insurance subsidiaries are: Agility Communications, Inc., Alacritech, Inc., BeamReach Networks, Inc., BRECIS Communications Corporation, Catena Networks, Inc., Ceon Corporation, Fast-Chip, Inc., KnowledgeNet, Inc., LightChip, Inc., LongBoard, Inc., Mahi Networks, Inc., Telera, Inc., Triscend Corporation, Westwave Communications, Inc. and Xtera Communications, Inc.

Berkeley International Capital Limited

      BICL, formed in 1988 and based in Guernsey, Channel Islands, takes principal positions in connection with private equity transactions arranged by its sister company, BICC. These private equity positions may become listed equity securities pursuant to initial public offerings or in connection with the acquisition of the private issuing company by a listed company. As of December 31, 2001, BICL held $45.3 million of such positions in listed equity securities.

Competition

      The Group's venture capital management business faces competition primarily from commercial banks, investment banks, venture capital firms and insurance companies, many of which have substantially greater financial resources than the Group. The marketplace for venture capital is highly competitive, and demand for financing is also influenced by current economic and stock market conditions. The pool of capital that is seeking opportunities to invest in later stage venture capital companies contracted in 2001 but there is still demand for high quality technology companies.

REGULATION

      Life Insurance and Annuities - London Pacific Life & Annuity Company and London Pacific Assurance Limited

      LPLA is subject to regulation and supervision by the insurance regulatory agencies of the U.S. states in which it transacts business. State laws generally establish supervisory agencies with broad regulatory authority, including the power to: (i) grant and revoke business licenses, (ii) regulate and supervise trade practices and market conduct, (iii) establish guaranty associations, (iv) license agents, (v) approve policy forms, (vi) establish reserve requirements,
(vii) prescribe the form and content of required financial statements and reports, (viii) determine the reasonableness and adequacy of statutory capital and surplus, (ix) regulate the type and amount of permitted investments, and (x) limit the amount of dividends that may be paid without obtaining regulatory approval.

      On the basis of statutory statements filed with state regulators annually, the National Association of Insurance Commissioners ("NAIC") calculates certain financial ratios to assist state regulators in monitoring the financial condition of insurance companies. A "usual range" of results for each ratio is used as a benchmark. Departure from the usual ranges on four or more ratios generally lead to inquiries from individual state insurance departments. Based on the 2001 statutory financial statements, LPLA was outside the usual range of four ratios: net change in capital and surplus, gross change in capital and surplus, net income to total income, and change in premium. LPLA has not received any communications from any insurance departments related to these ratios. In the past, variances in certain ratios resulted in inquiries from certain insurance departments to which LPLA responded. Such inquiries did not lead to any restrictions affecting LPLA's operations.

      The NAIC has developed risk-based capital ("RBC") standards which establish capital requirements for insurance companies based on the ratio of the company's total adjusted capital (defined as the total of its statutory capital, surplus, asset valuation reserve and certain other adjustments) to its RBC. The standards are designed to help identify companies which are under-capitalized and require specific regulatory actions in the event an insurer's RBC ratio falls below specified levels. Further losses on LPLA's equity investments could result in a decline in LPLA's capital that could, in turn, limit the company's ability to generate new business due to the required RBC ratios. In the event that LPLA's statutory capital is not sufficient to meet regulatory minimums, the company could be prohibited from writing any new business.

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

      LPLA prepares financial statements on the basis of statutory accounting practices prescribed or permitted by the insurance department in North Carolina, its state of domicile. Prescribed statutory accounting practices include a variety of publications promulgated by the NAIC as well as U.S. state laws, regulations and administrative rules. In 1998, the NAIC adopted codified statutory accounting practices. The purpose of the codification was to create uniformity in statutory financial reporting across the U.S. LPLA adopted the new statutory accounting practices effective January 1, 2001. The new statutory accounting practices provide for the same principal differences from U.S. generally accepted accounting principles that existed prior to January 1, 2001, except that it established criteria for recognizing deferred income taxes. However, the methodologies used to determine the amount of deferred income taxes are different under the new statutory accounting practices than under U.S. generally accepted accounting principles ("U.S. GAAP"). The implementation of the new statutory accounting practices resulted in a decrease in LPLA's statutory surplus of $24.9 million, almost entirely related to deferred income taxes.

      LPLA is subject to guaranty fund assessment laws which exist in all U.S. jurisdictions in which LPLA transacts business. As a result of operating in a state which has guaranty fund assessment laws, a solvent insurance company may be assessed for certain obligations arising from the insolvencies of other insurance companies which operated in that U.S. state. As of December 31, 2001, LPLA has accrued $0.8 million for estimated expected future assessments in its financial statements.

      LPAL is regulated by the Jersey Financial Services Commission ("JFSC"). Under Article 6 of the Insurance Business (Jersey) Law 1996, LPAL is permitted to conduct long-term insurance business. LPAL is required to submit annual audited financial statements (prepared under U.S. GAAP which is permitted), and an audited annual filing to the JFSC in the format consistent with that required by the Insurance Directorate of HM Treasury in the United Kingdom. The annual filing submitted by LPAL must be accompanied by a Certificate from the Appointed Actuary that based on sufficiently prudent assumptions, assets are sufficient to cover all liabilities. The annual filing contains a report from the Appointed Actuary on the matching of investments to liabilities.

      The JFSC sets out the conditions with which LPAL must comply and determines the reporting requirements and the frequency of reporting. These conditions include: (i) LPAL must hold, at all times, approved assets at least equal to the long-term insurance fund plus the required minimum solvency margin,
(ii) the margin of solvency must be the greater of GBP50,000 or 2.5% of the value of the long-term business fund, (iii) a maximum of 20% of the approved assets necessary to cover the long-term insurance fund and the required minimum solvency margin may be held in private equity investments, and (iv) assets equal to not less than 90% of liabilities must be placed with approved independent custodians. As of December 31, 2001, LPAL met all of these conditions.

      LPAL is also required under the insurance laws to appoint an actuary. The actuary must be qualified as defined under the laws and is required to supervise the long-term insurance fund. No transfers, except in satisfaction of long-term insurance business liabilities, including dividends, are permitted from the long-term insurance fund without written consent from the actuary.

Other Business Segments

      In the U.S., the Group's investment adviser subsidiaries, London Pacific Advisory Services, Inc. and Berkeley Capital Management, are registered as investment advisers under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Because each of these subsidiaries has $25 million or more of assets under management, each is required to register with the U.S. Securities and Exchange Commission ("SEC"). The Advisers Act imposes detailed regulatory requirements on the activities of SEC registered investment advisers, including, but not limited to: contents of advisory contracts, recordkeeping, fee structures, performance advertising, fiduciary duty to clients, and custody of client assets. Additionally, SEC registered investment advisers are subject to state statutes regulating fraudulent activity in all U.S. states in which they conduct business.

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

      The Group's broker-dealer subsidiary, London Pacific Securities, Inc., negotiates security transactions on behalf of its clients through registered affiliates in all 50 U.S. states and clears all transactions on a fully disclosed basis through another clearing broker-dealer, which maintains the customer accounts. LPS is registered under the Exchange Act and is subject to regulation by the SEC. The Exchange Act and related rules generally regulate the conduct of business and the financial condition of registered broker-dealers. LPS is a member of the National Association of Securities Dealers, Inc.
("NASD"), a self-regulatory organization that oversees the activities of registered broker-dealers. The NASD requires compliance with its membership, registration, conduct, and marketplace rules, which govern, among other things, the registration of personnel, finance and operations, recommendations to customers, sales practices, underwriting of securities and supervisory responsibilities.

      Berkeley International Limited was previously registered with and subject to regulation by the Jersey Financial Services Commission under the Investment Business (Jersey) Law 1998, and was authorized to manage private closed-end investment funds, as defined by law. During 2001, BIL gave notice to terminate its license to manage such funds as it no longer manages investment portfolios for third parties.

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

EMPLOYEES

      As of December 31, 2001, the Group had 212 employees. The breakdown by business segment was as follows: life insurance and annuities, 83; financial advisory services, 88; asset management, 17; venture capital management, 15; and corporate, 9. None of the Group's employees are covered by a collective bargaining agreement and the Group has not experienced any work stoppages.


Item  2. PROPERTIES

      The Group operates from four offices located in Jersey (Channel Islands), San Francisco, Sacramento and Raleigh, currently consisting of approximately 74,000 square feet of space in the aggregate. All offices are leased. Approximately 36,000 square feet is leased in Jersey, Raleigh and Sacramento, under leases expiring in 2010, 2005 and 2012, respectively, pertaining to the Group's life insurance and annuities business. Approximately 22,000 square feet is leased in Sacramento, under a lease expiring in 2012, pertaining to the Group's financial advisory services segment. Under a lease expiring in 2004, approximately 11,000 square feet is leased in San Francisco of which 60% pertains to the Group's asset management segment and 40% to the Group's venture capital management segment. Approximately 5,000 square feet is leased for corporate activities in Jersey and San Francisco, under leases expiring in 2010 and 2004, respectively. Management believes that existing facilities are suitable and adequate for the conduct of the business. See Note 12 to the Consolidated Financial Statements in Item 8 below for further information regarding the Group's leases.


Item  3. LEGAL PROCEEDINGS

      There are no legal proceedings pending against the Group which are likely to have a material adverse effect on the Group's financial position or results of operations.


Item  4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      No matters were submitted to the Company's shareholders during the quarter ended December 31, 2001.

                                    Part II

Item  5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

      The principal trading market for the Company's Ordinary Shares is the London Stock Exchange, on which such shares have been listed since February 1985. American Depositary Shares each representing one Ordinary Share, are represented by ADRs for which The Bank of New York is the Depositary. ADSs have been traded in the United States from September 1992 through August 1993 on the OTC Bulletin Board, from September 1993 through November 1999 on The Nasdaq Stock Market (SM) under the symbol "LPGL," and since November 1999 on the New York Stock Exchange under the symbol "LDP." As of December 31, 2001, there were 64,439,073 Ordinary Shares outstanding. Also as of that date, there were 19,906,706 ADSs outstanding, representing 19,906,706 Ordinary Shares or 30.9% of the Company's outstanding shares. ADS holders may exercise their voting rights through the ADR Depositary.

      The Company completed a four-for-one split of its ADSs, effective from the close of business on March 23, 2000. On March 24, 2000, ADS holders received three additional ADSs for every one ADS they held on the record date of March 23, 2000. This ADS split did not affect the Company's Ordinary Shares that are listed on the London Stock Exchange.

      The following table shows, for the quarters indicated, the reported highest and lowest middle market quotations (which represent an average of bid and asked prices) for the Company's Ordinary Shares on the London Stock Exchange, based on its Daily Official List, and the high and low trade price information of the ADSs as obtained from the New York Stock Exchange (as restated to reflect the four-for-one split in March 2000):

                                                 London                   New York
                                               Pounds Per               U.S. Dollars
                                             Ordinary Share               Per ADS
                                        ------------------------  ------------------------
                                            High         Low         High          Low
                                        -----------  -----------  -----------  -----------
2000:
First quarter.........................        19.38         5.15        32.50         8.00
Second quarter........................        13.90         6.08        24.06         8.75
Third quarter.........................        18.33         8.00        26.37        12.00
Fourth quarter........................        13.93         5.53        21.00         7.37

2001:
First quarter.........................         8.05         3.45        12.00         4.45
Second quarter........................         4.73         3.08         6.90         3.90
Third quarter.........................         4.18         1.88         5.99         2.50
Fourth quarter........................         2.75         1.78         4.35         2.55


Holders

      As of March 18, 2002, the Company had approximately 1,727 shareholders of record and 75 ADS holders of record. Because many Ordinary Shares and ADSs are held by brokers and various institutions on behalf of other holders, the Company is unable to estimate the total number of beneficial holders represented by these holders of record.

Dividends

      The Company has paid dividends on its Ordinary Shares in every year since it became listed on the London Stock Exchange in 1985. Dividends on its Ordinary Shares are paid twice a year. An interim gross dividend on the Company's Ordinary Shares of $0.11 per share was declared by the Board of Directors in August 2001 and was paid on September 14, 2001. In March 2002, the directors recommended a final gross dividend for 2001 of $0.05 per Ordinary Share which, together with the interim dividend, will make a total gross dividend for 2001 of $0.16 ($0.128 net of 20% Jersey tax) per Ordinary Share. The final dividend is subject to formal approval by shareholders at the Company's Annual General Meeting on May 7, 2002, and, if approved, will be paid on May 8, 2002.

      Holders of ADSs are entitled to receive dividends paid on the Company's Ordinary Shares through the ADR Depositary. Subject to formal approval of the dividend by shareholders, ADS holders will receive a final dividend for 2001 of $0.04 per ADS (net of 20% Jersey tax) on May 17, 2002.

      The table below shows the amounts of interim, final and total dividends together with the net dividends (after 20% Jersey tax) paid on each Ordinary Share for the last two years.

                              U.S. Dollars Per Ordinary Share                       U.S. Dollars Per ADS
                   --------------------------------------------------------      ---------------------------
                              Gross                       Net
                   ---------------------------  ---------------------------      ---------------------------
                    Interim    Final    Total    Interim    Final    Total        Interim    Final    Total
                   ---------------------------  ---------------------------      ---------------------------

2000 .............  $  0.11   $ 0.18   $  0.29   $ 0.088   $ 0.144  $ 0.232       $ 0.088   $ 0.144  $ 0.232
2001 .............  $  0.11   $ 0.05*  $  0.16*  $ 0.088   $ 0.040* $ 0.128*      $ 0.088   $ 0.040* $ 0.128*

----------------------------
* The final dividend is subject to formal approval by shareholders at the Annual General Meeting on May 7, 2002.

      Under current practice, holders of ADSs who are residents of the United States for tax purposes receive the net dividend (the gross dividend less the associated Jersey income tax). See "Taxation - Taxation of Dividends" below.

      There are currently no exchange control restrictions in Jersey on the payment of dividends on the Ordinary Shares or on the conduct of the Group's operations. See Item 7 "Management's Discussion and Analysis of Financial
Condition and Results of Operations" and Note 8 to the Consolidated Financial Statements in Item 8 of this Form 10-K for details regarding regulatory restrictions on dividends.

TAXATION

      The following summary of certain Jersey and U.S. tax consequences regarding share ownership is based on law and published practice as of March 18, 2002, and is subject to any changes in Jersey and U.S. law or published practice or in the establishment of any double taxation convention between Jersey and the U.S. occurring after that date. The summary is not a complete analysis or listing of all the possible tax consequences and does not address the tax implications for special classes of holders, such as banks, insurance companies and dealers in securities. The summary also does not address U.S. state income tax consequences. Owners of Ordinary Shares and ADSs should consult their own tax advisors as to the tax consequences of such ownership.

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

Taxation of Capital Gains

      Currently, there are no Jersey taxes levied on capital gains. A U.S. holder that sells or exchanges an ADR or Ordinary Share will recognize a gain or loss for U.S. federal income tax purposes, in an amount equal to the difference between the amount realized and the holder's tax basis in either the ADS represented by the ADR or the Ordinary Share. Such a gain or loss will be a capital gain or loss if the ADR or the Ordinary Share was a capital asset in the hands of the U.S. holder and will be a long-term capital gain or loss if the ADR or Ordinary Share was held for more than one year (including, in the case of an ADR, the period during which the Ordinary Shares surrendered in exchange therefore were held). In general, the long-term capital gain of a non-corporate U.S. holder is subject to a maximum tax rate of 20% (18% if the ADR or Ordinary Share is held for more than five years and was acquired after December 31,
2000).

      Deposits and withdrawals by U.S. holders of Ordinary Shares in exchange for ADSs are not currently subject to U.S. federal income tax.

Backup Withholding Tax

      A U.S. holder may be subject to U.S. backup withholding tax (currently at a rate of 30%) with respect to dividends received or gross proceeds from the sale of ADRs or Ordinary Shares unless the holder provides a taxpayer identification number and certain certifications or otherwise establishes an exemption from backup withholding. Certain classes of persons, such as corporations, are exempt from backup withholding. Backup withholding is not an additional tax; the amount withheld may be credited against the holder's U.S. federal income tax liability, and a refund of any excess may be obtained from the U.S. Internal Revenue Service.

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

      An instrument transferring Ordinary Shares, or an ADS, could attract U.K. stamp duty if its execution relates to anything done or to be done in the U.K., for example if it is executed in the U.K. or to be brought into the U.K. after execution. If the transfer is on a sale then the rate of stamp duty will be 0.5% of the consideration given. This charge is rounded up to the nearest GBP5. Gifts and other transfers which are neither sales nor made in contemplation of a sale do not attract this charge. Instead they will either be exempt or attract a fixed duty of GBP5 per transfer.

      A transfer from the Depositary to an ADS holder of the underlying Ordinary Shares may be subject to a fixed stamp duty of GBP5 if the instrument of transfer relates to anything done or to be done in the U.K., for example if it is executed in the U.K. or is to be brought into the U.K. after execution. A transfer of Ordinary Shares from the Depositary directly to a purchaser on behalf of an ADS holder may attract stamp duty at a rate of 0.5% of the consideration (rounded up to the nearest GBP5) if execution of the instrument of transfer relates to anything done or to be done in the U.K., for example if it is executed in the U.K. or is to be brought into the U.K. after execution.

      U.K. stamp duty reserve tax will not be payable on an agreement to transfer the Ordinary Shares or ADSs.

Item  6. SELECTED FINANCIAL DATA

      The following is a summary of selected financial data for the Company and its subsidiaries. This data should be read in conjunction with the audited consolidated financial statements of the Company which are included in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K. ADS amounts have been restated to reflect the four- for-one split in March 2000.

                                                                              Years Ended/As of December 31,
                                                              ----------------------------------------------------------
                                                                 2001        2000        1999        1998        1997
                                                              ----------  ----------  ----------  ----------  ----------
                                                                     (In thousands, except per share and ADS data)
Operating Results
Revenues from continuing operations, including net realized
  and change in net unrealized investment gains and losses..  $ (203,746) $  189,521  $  472,566  $  150,497  $  140,712
Income (loss) from continuing operations before income
  taxes.....................................................    (401,227)     15,010     305,662      28,882      26,877
Income from discontinued operations.........................           -           -           -       4,089         921
Income tax expense (benefit)................................     (56,443)    (17,447)     53,786       6,515       2,920
Net income (loss)...........................................    (344,784)     32,457     251,876      26,456      24,878
Earnings (loss) per share and ADS:
  Basic.....................................................       (6.76)       0.64        5.05        0.51        0.45
  Diluted...................................................       (6.76)       0.53        4.54        0.49        0.43

Financial Position
Cash and investments........................................   2,018,069   2,127,414   1,857,143   1,482,757   1,439,034
Total assets................................................   2,536,328   2,562,988   2,194,157   1,635,024   1,606,049
Long-term debt..............................................      36,874      35,556           -           -           -
Shareholders' equity........................................     221,653     567,742     552,475     328,481     345,346
Book value per share and ADS*...............................        4.37       11.00       11.25        6.67        6.27

Ordinary Share and ADS Data
Ordinary Shares outstanding as of December 31...............      64,439      64,433      64,433      64,424      68,328
Weighted average shares used in:
  Basic earnings per share calculation......................      50,984      50,795      49,892      52,206      55,490
  Diluted earnings per share calculation....................      50,984      60,728      55,445      53,552      57,295
Total dividends per share relating to the year (gross)**....  $     0.16  $     0.29  $     0.29  $     0.29  $     0.29
Total dividends per ADS relating to the year**..............  $    0.128  $    0.232  $    0.232  $    0.232  $    0.232
Market price per share on December 31.......................  GBP   2.60  GBP   5.53  GBP   5.59  GBP   1.87  GBP   1.77
Market price per ADS on December 31.........................  $     3.96  $     7.56  $     9.00  $     3.14  $     3.00
Market capitalization as of December 31.....................  $  244,611  $  530,431  $  583,495  $  199,449  $  198,341

* Based on the net asset value of the Group after deducting the cost of the shares held by the employee benefit trusts, and on the number of shares issued excluding the shares held by the employee benefit trusts.

** Of the total dividends per share and ADS relating to 2001, $0.05 (ADS $0.04) is the recommended final dividend for 2001, which is subject to formal approval by shareholders at the Annual General Meeting on May 7, 2002.


Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

      This  Management's  Discussion  and  Analysis of Financial  Condition  and
Results of Operations should be read in conjunction with the audited consolidated financial statements, and the notes thereto, presented in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K. The consolidated financial statements are prepared in accordance with generally accepted accounting principles in the United States. This item should also be read in conjunction with the "Forward-Looking Statements and Factors That May Affect Future Results" set forth below and in the Group's other filings with the SEC.

Forward-Looking Statements and Factors That May Affect Future Results

      This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-K contain forward-looking statements within the meaning of Section 21E of the Exchange Act. Such forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which the Group operates, management's current beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "goals," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Future outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. The Group undertakes no obligation to update any forward-looking statements, whether as a result of new information, future developments or otherwise.

      Factors that could cause or contribute to deviations from the forward-looking statements include those discussed in this section, elsewhere in this Form 10-K and in the Company's other filings with the SEC. The factors include, but are not limited to, (i) the risks described in Item 7A "Quantitative and Qualitative Disclosures About Market Risk," (ii) variations in demand for the Group's products and services, (iii) the success of new products and services provided by the Group, (iv) the credit ratings of the Group's insurance subsidiaries, (v) significant changes in net cash flows in or out of the Group's businesses, (vi) fluctuations in the performance of debt and equity markets worldwide, (vii) the enactment of adverse state, federal or foreign regulation or changes in government policy or regulation (including accounting standards) affecting the Group's operations, (viii) the effect of economic conditions and interest rates in the U.S., the U.K. or internationally, (ix) the ability of the Group's subsidiaries to compete in their respective businesses, and (x) the ability of the Group to attract and retain key personnel.


RESULTS OF OPERATIONS BY BUSINESS SEGMENT

      Income before tax expense for the Group's reportable operating segments, based on management's internal reporting structure, is as follows:

                                                                                 Years Ended December 31,
                                                                         ----------------------------------------
                                                                             2001          2000          1999
                                                                         ------------  ------------  ------------
                                                                                      (In thousands)
Income before income taxes by operating segment:
Life insurance and annuities (1) , (2).................................  $   (341,703) $    132,671  $    147,753
Financial advisory services............................................        (3,638)       (2,261)          166
Asset management (1)...................................................         1,533         1,778         1,036
Venture capital management (2).........................................       (51,262)     (110,444)      158,627
                                                                         ------------  ------------  ------------
                                                                             (395,070)       21,744       307,582
Reconciliation of segment amounts to consolidated amounts:
Interest income........................................................         2,004         1,574         2,836
Corporate expenses.....................................................        (5,692)       (7,388)       (4,366)
Goodwill amortization..................................................          (221)         (248)         (348)
Interest expense.......................................................        (2,248)         (672)          (42)
                                                                         ------------  ------------  ------------
Consolidated income (loss) before income taxes.........................  $   (401,227) $     15,010  $    305,662
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------

(1) Included in the revenues of the asset management segment are management fees from the life insurance and annuities segment of $1,954,000, $2,775,000 and $1,597,000 in 2001, 2000 and 1999, respectively.

(2) Included in the revenues of the venture capital management segment are management fees from the life insurance and annuities segment of $9,924,000, $7,474,000 and $7,943,000 in 2001, 2000 and 1999, respectively.


      Business segment data contained in Note 18 to the Consolidated Financial Statements should be read in conjunction with this discussion. A detailed discussion of the results for each reportable segment follows.

Life Insurance and Annuities

      Certain information regarding the life insurance and annuities segment's results of operations is as follows:


                                                                                               Years Ended December 31,
                                                                                       ----------------------------------------
                                                                                           2001          2000          1999
                                                                                       ------------  ------------  ------------
                                                                                                    (In thousands)
Revenues:
Investment income....................................................................  $    129,141  $    103,909  $     85,768
Insurance policy charges.............................................................         5,672         7,400         6,671
Net realized investment gains (losses), including related amortization (1) ,(2)......      (103,024)      123,661         3,986
Change in net unrealized investment gains and losses on trading
  securities, including related amortization (1) ,(2)................................      (239,961)        8,269       144,861
Other fee income.....................................................................         1,369         1,684         1,421
                                                                                       ------------  ------------  ------------
Total revenues and investment gains (losses), including related
  amortization (1)...................................................................      (206,803)      244,923       242,707

Expenses:
Interest credited on insurance policyholder accounts.................................       118,965        94,065        73,753
Amortization of deferred policy acquisition costs related to operations (1)..........         7,408         9,420         8,324
Mortality expenses (gains)...........................................................           (79)         (340)         (167)
General and administrative expenses..................................................         8,606         9,107        13,044
                                                                                       ------------  ------------  ------------
Total expenses related to operations (1).............................................       134,900       112,252        94,954
                                                                                       ------------  ------------  ------------
Income (loss) before income taxes....................................................  $   (341,703) $    132,671  $    147,753
                                                                                       ------------  ------------  ------------
                                                                                       ------------  ------------  ------------

(1)  As  a  result  of  net  realized  investment  gains  on  available-for-sale securities and the change in net unrealized investment gains on trading securities which back the life insurance and annuities segment's investment-type products, amortization of deferred policy acquisition costs was increased by $16,332,000, $11,735,000 and $8,473,000 in 2001, 2000 and 1999, respectively.
For purposes of the above business segment presentation, this additional amortization is not shown in operating expenses in accordance with the Group's accounting policy used to prepare the consolidated income statements, but is netted against net realized investment gains (losses) ($16,332,000 $7,544,000 and $4,276,000 in 2001, 2000 and 1999, respectively) and the change in net unrealized investment gains and losses ($0, $4,191,000 and $4,197,000 in 2001, 2000 and 1999, respectively).

(2) Realized investment gains in the amount of $37,763,000 were recorded in 2001 by the life insurance and annuities segment, related to intersegmental investment sales to the venture capital management segment. These realized investment gains were offset by a corresponding decrease in unrealized investment gains on trading securities for the same amount. These gains have been eliminated in the Group's consolidated financial statements.

2001 compared to 2000

      In 2001, the life insurance and annuities segment, which consists of London Pacific Life & Annuity Company and London Pacific Assurance Limited, contributed a loss before income taxes of $341.7 million to the Group's overall loss before taxes, compared to income of $132.7 million in 2000. Net realized investment losses in 2001, including related amortization of deferred policy acquisition costs ("DPAC"), were $103.0 million, compared to net realized investment gains of $123.7 million in 2000. The loss from the change in net unrealized investment gains and losses, including related DPAC amortization, was $240.0 million in 2001, compared to a net gain of $8.3 million in 2000. The spread between investment income and interest credited to policyholder accounts increased by $0.3 million; amortization of DPAC, excluding amortization related to investment gains and losses, decreased by $2.0 million; and general and administrative expenses decreased by $0.5 million, each as compared to 2000. Policy charges for 2001 decreased by $1.7 million and other fee income decreased by $0.3 million, each as compared to 2000.

      In accordance with U.S. GAAP, premiums collected on annuity and universal life contracts are not reported as revenues, but rather as deposits to insurance liabilities. Revenues for these products are recognized over time in the form of investment income and surrender or other charges. LPLA offers both fixed annuities which typically have an interest rate guaranteed for one to seven years, after which the company has the discretionary ability to change the crediting rate to any rate not below a guaranteed rate, and variable annuities which allow the contract holders the ability to direct premiums into specific investment portfolios with rates of return being based on the performance of the portfolio. LPAL began selling guaranteed bond contracts, which are similar to LPLA's fixed annuity products, in the Jersey, Channel Islands market in the first quarter of 2000 and in the U.K. market during the second quarter of 2000.

      Premiums received for all life, annuity and guaranteed bond products were $481.4 million during 2001, a decrease of 11%, over the premiums received during 2000. LPAL generated $75.7 million of the total premiums received during 2001, an increase of $22.9 million over the amount generated in 2000. The premium volume in 2001 for LPAL reflects a full year of operations in 2001, compared to nine months in 2000. LPAL's premium volume, however, decreased during the last quarter of 2001 as a result of lowering interest crediting rates. LPLA generated premiums of $405.7 million in 2001, a 17% decrease over the premiums received in 2000. The $82.9 million decrease in LPLA's premiums reflected the impact of a declining U.S. interest rate environment. As a result of lower reinvestment rates, LPLA again reduced annuity crediting rates during 2001, which reduced the competitiveness of its annuity product line. LPLA's mix of business continued to shift toward traditional annuities, which typically guarantee crediting rates for one year, but have surrender charge periods ranging from seven to ten years. Sales of traditional annuities in 2001 increased to $261.1 million, compared to $174.1 million in 2000, as a result of production from new distributors that have been attracted to LPLA because of its strong track record. The declining U.S. interest rate environment had the most significant impact on LPLA's multi-year guaranteed rate annuities, sales of which in 2001 decreased to $121.2 million, compared to $286.0 million in 2000. If interest rates remain at their current level, sales of the multi-year guaranteed rate annuities may continue to decline.

      Interest and dividend income on investments was $129.1 million in 2001 as compared with $103.9 million in 2000. This $25.2 million increase was primarily due to asset growth from new business, offset by lower reinvestment rates and by acquisitions of capital appreciation (zero yield) securities. The carrying value of the private equity portfolio as of December 31, 2001 was $180.7 million, compared with $234.2 million as of December 31, 2000 and $145.5 million as of December 31, 1999.

      Net investment losses, including related DPAC amortization, were $343.0 million in 2001, compared to net investment gains of $131.9 million in 2000. Net investment losses in 2001 were comprised of net realized investment losses of $86.7 million, a $240.0 million loss from the change in net unrealized gains and losses on the listed equity securities held in the trading portfolio, and related DPAC amortization of $16.3 million. The trading portfolio decreased from $248.7 million as of December 31, 2000, to $36.5 million as of December 31, 2001. Additions to the trading portfolio during 2001 of $62.6 million resulted from the $55.8 million purchase of certain listed equity securities from the venture capital management segment, $5.0 million due to the conversion of a private preferred stock to common stock of a publicly traded company, and the transfer of a $1.8 million listed equity security from the available-for-sale classification. LPLA and LPAL sold certain trading positions during 2001, which resulted in net realized gains of $42.0 million based on their aggregate original cost of $20.6 million. Disposals of certain listed equity securities to the venture capital management segment resulted in realized gains of $37.8 million based on their aggregate cost of $14.2 million. These realized gains were more than offset by realized losses of $167.6 million, including write-offs and write-downs on fourteen private placement securities, one listed equity, and six corporate bonds. The life insurance and annuities segment also recorded $1.1 million in net realized gains from the sale of certain corporate bonds and other investments during the year. All intersegmental investment gains have been eliminated in the Group's consolidated statements of income.

      If the Group's investment portfolio continues to decline due to further market or other declines in 2002, additional other-than-temporary investment impairments are possible which could have an impact on LPLA's and LPAL's ability to write new business at the same level as in 2001. LPLA is currently seeking to reduce the volatility of its regulatory capital base, due to its equity holdings, through a number of strategic initiatives. One option could include the sale of a percentage of its private equity securities in exchange for an equity-linked note issued by a major insurer. LPAL is significantly smaller than LPLA, and any necessary capital infusion would be on a much smaller scale.

      Total invested assets (defined as total assets excluding DPAC, other assets and income tax related accounts) remained level at $2.2 billion as of December 31, 2001. On total average invested assets for 2001, the average net return, including both realized and unrealized investment gains and losses, was -8.97%, compared with 12.32% for 2000. This decrease in average net return resulted primarily from the net investment losses discussed above.

      Policy surrender and mortality charge income decreased by $1.7 million in 2001 to $5.7 million, compared with $7.4 million in 2000. Full policy surrenders totaled $99.8 million in 2001, a $46.9 million decrease over 2000. Internal policy conversions accounted for $28.9 million of the full surrenders in 2001, compared to $47.5 million in 2000. The decrease in policy surrenders reflects one of the effects of the declining U.S. interest rate environment, which has reduced yields on competing products. Although the current U.S. interest rate environment favors higher policy persistency, annuity surrenders may increase in future periods, particularly if interest rates increase, as the portion of the business that can be withdrawn by policyholders without incurring a surrender charge penalty grows. Higher surrenders could slow down the growth of the asset base of the company.

      Interest credited on policyholder accounts increased by $24.9 million in 2001 to $119.0 million, compared with $94.1 million in 2000. The increase was primarily due to new business growth, offset by favorable renewal rates on certain blocks of business. The average rate credited to policyholders was 6.02% in 2001, compared with 5.89% in 2000.

      Amortization of DPAC, excluding amortization related to investment gains and losses, was $7.4 million in 2001, a decrease of $2.0 million over 2000. This decrease was primarily due to the lower level of policy surrenders, partially offset by new business growth. Realized and unrealized investment gains and losses were included in the gross profits used to calculate the amortization of DPAC. This inclusion of investment gains and losses resulted in additional amortization of $16.3 million in 2001, compared with $11.7 million in 2000.

      General and administrative expenses were $8.6 million in 2001, compared with $9.1 million in 2000. This $0.5 million decrease was primarily due to lower business development costs and lower insurance guaranty fund assessments during 2001, offset by higher staff costs in LPAL due to additional headcount to support its growth, and reflecting a full year of operations in 2001, compared to nine months in 2000. The expense ratio in 2001, which is defined as general and administrative expenses divided by the average book value of total cash and investments, was 0.37%, compared with 0.44% in 2000.

      Effective December 31, 2001, LPLA entered into a reinsurance transaction related to approximately 90% of LPLA's universal life business with an authorized domestic reinsurance company. Under the terms of the reinsurance agreement, LPLA ceded approximately $42.0 million of statutory reserves related to this business to the reinsurer and the reinsurer placed assets equal to the reserves ceded in a trust established for the benefit of LPLA. LPLA is entitled to receive an ongoing administration fee equal to $27 per in-force policy and received an upfront ceding commission of $6.5 million in 2001 that has been deferred for U.S. GAAP and will be amortized into revenue over the remaining life of the universal life business. LPLA has accounted for this transaction in accordance with Statement of Financial Accounting Standards No. 113, "Accounting and Reporting for Reinsurance of Short-Duration and Long-Duration Contracts," which requires insurance companies to apply the gross reporting concept for reinsurance transactions. The reinsurance transaction had no impact on LPLA's 2001 operating results and is not expected to have any material impact on future operating results.

2000 compared to 1999

      In 2000, the life insurance and annuities segment contributed $132.7 million to the Group's overall income before taxes, a decrease of $15.1 million from 1999. Net realized investment gains, including related amortization of DPAC, were $123.7 million, compared to $4.0 million in 1999. The gain from the change in net unrealized investment gains and losses, including related DPAC amortization, decreased from $144.9 million in 1999 to $8.3 million in 2000. The spread between investment income and interest credited to policyholder accounts decreased by $2.2 million; amortization of DPAC, excluding amortization related to investment gains and losses, increased by $1.1 million; and general and administrative expenses decreased by $3.9 million, each as compared to 1999. Policy charges for 2000 increased by $0.7 million and other fee income increased by $0.3 million, each as compared to 1999.

      Premiums received for all life, annuity and guaranteed bond products were $541.5 million during 2000, an increase of $219.9 million, or 68%, over the premiums received during 1999. LPAL generated $52.8 million of the total premium volume received during 2000. The increase in LPLA's premiums reflected the continuing strong performance of its multi-year guaranteed rate annuity product series, Regal Accumulator, which added approximately $286.0 million in sales in 2000, compared to $149.1 million in 1999. Further, sales of LPLA's traditional one-year guaranteed rate annuity products were $174.1 million in 2000, compared to $136.2 million in 1999. LPAL's sales met first year expectations and the company was successful in attracting independent financial advisors to distribute its products, despite being a start-up company in a very competitive environment.

      Interest and dividend income on investments was $103.9 million in 2000 as compared with $85.8 million in 1999. This $18.1 million increase was primarily due to asset growth from new business and higher reinvestment rates, offset by acquisitions of capital appreciation (zero yield) securities. The carrying value of the private equity portfolio as of December 31, 2000 was $234.2 million, compared with $145.5 million as of December 31, 1999.

      Net investment gains, including related DPAC amortization, were $131.9 million in 2000, compared to $148.8 million in 1999. Net investment gains in 2000 were comprised of net realized investment gains of $131.2 million, a $12.4 million change in net unrealized gains and losses on the listed equity securities held in the trading portfolio, and related DPAC amortization of $11.7 million. The trading portfolio increased from $186.5 million as of December 31, 1999 to $248.7 million as of December 31, 2000. Additions to the trading portfolio during 2000 of $69.8 million resulted from three investee companies that completed initial public offerings and four private equity investments that were acquired for stock by public companies. LPLA and LPAL sold certain trading positions in 2000 that resulted in net realized gains of $170.6 million based on their aggregate original cost of $20.1 million. These realized gains were partially offset by other-than-temporary impairment write-downs of $49.7 million on five private placement debt securities and one private equity security. As of December 31, 2000, LPLA's and LPAL's investment portfolios included ten former private preferred stocks that had been converted to listed common equities and one convertible bond holding in a publicly traded company. Also, as of December 31, 2000, one additional private equity investment was in the process of being acquired by a publicly traded company in exchange for its stock.

      Total invested assets (defined as total assets excluding DPAC, other assets and income tax related accounts) increased to $2.2 billion as of December 31, 2000, compared with $1.7 billion as of December 31, 1999. On total average invested assets for 2000, the average net return, including both realized and unrealized investment gains and losses, was 12.3%, compared with 16.8% for 1999. This decrease in average net return resulted primarily from the decrease in net investment gains discussed above.

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

      Amortization of DPAC, excluding amortization related to investment gains and losses, was $9.4 million in 2000, an increase of $1.1 million over 1999. This increase was primarily due to new business growth, particularly with the multi-year annuity products that have shorter product lives than traditional annuity products, and the higher level of policy surrenders discussed above. Realized and unrealized investment gains and losses were included in the gross profits used to calculate the amortization of DPAC. This inclusion of investment gains and losses resulted in additional amortization of $11.7 million in 2000, compared with $8.5 million in 1999.

      General and administrative expenses were $9.1 million in 2000, compared with $13.0 million in 1999. This $3.9 million decrease was primarily due to non-recurring legal expenses in 1999 and the receipt of several insurance guaranty fund refunds during 2000. The expense ratio in 2000, which is defined as general and administrative expenses divided by the average book value of total cash and investments, was 0.44%, compared with 0.88% in 1999.

Financial Advisory Services

      Certain information regarding the financial advisory services segment's results of operations is as follows:

                                                                                 Years Ended December 31,
                                                                         ----------------------------------------
                                                                             2001          2000          1999
                                                                         ------------  ------------  ------------
                                                                                      (In thousands)

Gross financial advisory services fees.................................  $     18,627  $     22,952  $     19,913
Payouts due to independent advisors....................................       (12,039)      (16,441)      (13,314)
                                                                         ------------  ------------  ------------
                                                                                6,588         6,511         6,599

Operating expenses.....................................................        10,226         8,772         6,433
                                                                         ------------  ------------  ------------
Income (loss) before income taxes......................................  $     (3,638) $     (2,261) $        166
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------

2001 compared to 2000

      The pre-tax loss from the financial advisory services segment increased to $3.6 million in 2001 from $2.3 million in 2000, primarily due to an increase in operating expenses, partially offset by an increase in net revenues resulting from new client contracts.

      Net revenues increased from $6.5 million in 2000 to $6.6 million in 2001. Net asset management and consulting fees increased from the prior year as a result of a shift toward higher margin managed and consulting accounts, while net revenues from brokerage and commission product sales decreased due to a change in focus toward fee based (rather than commission based) services and the difficult market conditions prevailing during 2001. Assets under management, consulting or administration increased from $1.5 billion as of December 31, 2000 to $2.3 billion as of December 31, 2001. The addition of assets from new institutional clients more than offset the decline in managed assets resulting from the negative market conditions.

      Operating expenses increased to $10.2 million in 2001, compared with $8.8 million in 2000. Before the capitalization and amortization of web development costs, expenses totaled $10.5 million in 2001, compared with $10.8 million in 2000. The mix of expenses changed in 2001 as outside consulting costs of the web development project were replaced by additional staff costs. Staffing additions were made over the course of the last year to support the institutional and Internet based initiatives discussed below.

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

      The total investment in the Internet based project through December 31, 2001 was $3.2 million, including $0.5 million in 2001. Of this total, $2.6 million has been capitalized as software development costs and is being amortized (as a component of operating expenses) over five years; amortization of these costs began in May 2001 and the amount amortized during 2001 was $0.3 million.

      The Internet based initiative has opened the door for marketing of financial advisory services to institutions and large groups of advisors. To date, service contracts have been signed with ten major institutions, and additional contracts are currently under negotiation. The revenue impact of these contracts increased during the second half of 2001 as newly contracted business came on line. Net asset management and consulting fees are expected to increase significantly during the second quarter of 2002 as new business from institutional clients comes onto the myOfficeOnline (SM) platform.

2000 compared to 1999

      Pre-tax income from the financial advisory services segment decreased to a loss of $2.3 million in 2000 from $0.2 million in income in 1999, primarily due to the contractual adjustment to certain administration fee revenues as discussed below, as well as due to the costs of the Internet based initiative.

      Revenues of LPA increased by $3.0 million to $23.0 million in 2000. Asset management and consulting fees increased due to the company's continued expansion of its network of financial advisors and assets under management, consulting or administration. Although in total these assets remained fairly constant at approximately $1.5 billion, the components shifted favorably toward the higher yielding management assets as opposed to administered assets. Market movement also had an unfavorable impact on total assets under management. There was a corresponding increase in payouts to independent advisors of $3.1 million to $16.4 million.

      LPA's net financial advisory services fees for 2000 were $6.5 million, which was level with 1999. The rate of growth in net revenues did not correspond with the rate of growth in gross revenues primarily because of the contractual decline in the percentage of fees received by LPA for administering managed portfolios on behalf of another company. The contract was renewed during the third quarter of 1999 on less favorable terms. There was no corresponding decline in LPA's operating costs related to these portfolio administration services.

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

      The contractual adjustment to the administration fees discussed above cut into profitability for 2000. However, the company is focusing more of its marketing efforts on large institutional clients with the goal of adding sizeable revenue blocks at higher margins.

      The costs for the Internet based initiative included in the income statement for 2000 were $0.7 million.

Asset Management

      Certain information regarding the asset management segment's results of operations is as follows:

                                                                                 Years Ended December 31,
                                                                         ----------------------------------------
                                                                             2001          2000          1999
                                                                         ------------  ------------  ------------
                                                                                      (In thousands)

Revenues...............................................................  $      6,764  $      7,799  $      6,826
Operating expenses.....................................................         5,231         6,021         5,790
                                                                         ------------  ------------  ------------
Income before income taxes.............................................  $      1,533  $      1,778  $      1,036
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------

2001 compared to 2000

      Berkeley Capital Management, the Group's U.S. asset manager, generates most of this segment's revenues and expenses. BCM's revenues increased in 2001 by $0.2 million to $5.7 million, which included $0.9 million of management fees from the life insurance and annuities segment. Expenses decreased in 2001 by $0.7 million to $5.2 million. The increased revenues and lower expenses together increased BCM's contribution to segment income by $0.9 million for 2001 compared to 2000.

      Total wrap fee account assets under management were $997 million as of December 31, 2001, compared to $955 million as of December 31, 2000. The additional assets under management resulted from the 19% net increase in the number of wrap accounts in 2001. Wrap account assets under management in BCM's Income Equity style, which represents the majority of BCM's equity assets, increased during the year as the inflow of new account assets more than offset market value declines. Wrap account assets under management in BCM's Growth Equity style decreased during the year primarily due to market value declines.

      BCM implemented a cost reduction program during the second quarter of 2001, which caused its operating margins to increase during the second half as compared with the first half.

      BCM will seek to add an additional  wrap account  product during 2002 with
the  objective  of  further   boosting   BCM's  assets  under   management   and
profitability in future years.

      Other revenues in the asset management segment decreased by $0.2 million in 2001, following the conclusion at the end of the third quarter of 2000 of a development capital fund management contract handled by Berkeley International Limited, the Group's asset management subsidiary in Jersey.

      Included in the revenues of the asset management segment for 2001 were portfolio management fees from the life insurance and annuities segment of $2.0 million, compared with $2.8 million in 2000. These reduced fees primarily account for the overall decrease in income in the asset management segment. The lower fees resulted from the decline in the market value of the listed equity securities portfolio held by the U.S. life insurance operation which is managed by BIL.

2000 compared to 1999

      Included in the revenues of the asset management segment for 2000 were portfolio management fees from the life insurance and annuities segment of $2.8 million, compared with $1.6 million for 1999. These increased fees primarily account for the overall increase in income in the asset management segment during 2000. The higher fees resulted from the larger portfolio of listed equity securities held by the U.S. life insurance operation which is managed by BIL.

      Revenues at BCM remained level in 2000 at $5.5 million, including $0.7 million of management fees from the life insurance and annuities segment. Expenses increased by $0.3 million to $5.9 million, primarily due to higher staff costs.

      Increased profitability at BCM was hindered by lower than planned growth in the wrap fee account business, with sales for 2000 largely offset by redemptions. Total wrap account assets under management as of December 31, 2000 were $955 million, up from $890 million as of June 30, 2000, but down from $972 million as of December 31, 1999. BCM again benefited during 2000 from having two complementary equity investment styles. The strong long-term performance record of the Growth Equity product allowed BCM to attract net new wrap assets each quarter throughout the year. The growth style benefited early on in 2000 from the market's strong focus on technology carrying over from 1999 into the first quarter of 2000. BCM's Income Equity product, which had underperformed the broad market averages during the period when technology was favored so exclusively, experienced net redemptions in wrap programs early in 2000. As the market changed at the end of March 2000, the value holdings began to rise once again and redemptions began to fall off sharply. By the end of 2000, BCM's value portfolios had provided investors with returns of over 10% for the full year and both investment styles again had positive net sales.

Venture Capital Management

      Certain information regarding the venture capital management segment's results of operations is as follows:

                                                                                 Years Ended December 31,
                                                                         ----------------------------------------
                                                                             2001          2000          1999
                                                                         ------------  ------------  ------------
                                                                                      (In thousands)

Revenues:
Management fees........................................................  $      9,924  $      9,398  $      7,943
Investment income......................................................             -           273           863
Net realized investment gains (losses) (1).............................        42,876        14,341       (16,843)
Change in net unrealized investment gains and losses on
  trading securities (1)...............................................       (93,470)     (123,474)      199,848
                                                                         ------------  ------------  ------------
Total revenues and net investment gains (losses).......................       (40,670)      (99,462)      191,811
Operating expenses.....................................................        10,592        10,982        33,184
                                                                         ------------  ------------  ------------
Income (loss) before income taxes......................................  $    (51,262) $   (110,444) $    158,627
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------

(1) Realized investment gains in the amount of $37,269,000 were recorded during 2001 by the venture capital management segment, related to intersegmental investment  sales to the life  insurance and annuities  segment.  These realized investment gains were offset by a corresponding decrease in unrealized investment gains on trading securities for the same amount. These gains have been eliminated in the Group's consolidated financial statements.

2001 compared to 2000

      The loss before income taxes from the venture capital management segment decreased from $110.4 million in 2000 to $51.3 million in 2001. The loss in both years was primarily attributable to the change in net unrealized gains and losses on the listed equity securities held in the trading portfolio. These positions in listed equity securities were the result of private equity transactions in technology companies.

      The change in net unrealized gains and losses in the listed equity trading portfolio during 2001 was a loss of $93.5 million. The trading portfolio decreased from $105.2 million as of December 31, 2000 to $45.3 million as of December 31, 2001. The decline in value reflected the general downward trend in the market for technology stocks during 2001. Additions to the trading portfolio during 2001 of $52.0 million resulted from the purchase of certain listed equity securities from the life insurance and annuities segment. Disposals of certain listed equity securities to the life insurance and annuities segment resulted in realized gains of $37.3 million based on their aggregate cost of $18.5 million.

      Significant fluctuations in net unrealized gains and losses in the listed equity trading portfolio are likely in future periods, reflecting equity market volatility, especially in the technology sector.

      Included in the revenues of the venture capital management segment for 2001 are portfolio management fees from the life insurance and annuities segment of $9.9 million, compared to $7.5 million in 2000. The $2.4 million increase in fees reflects the larger portfolio of private investments held by LPLA during 2001 which were monitored by Berkeley International Capital Corporation. BICC sources and monitors private investments for LPLA, for which LPLA pays BICC management fees. Total financings completed by BICC during 2001 were $62.1 million, compared to $131.1 million during 2000. Financings totaling $51.1 million were made in four new investee companies, and follow-on investments totaling $11.0 million were added in selected portfolio companies where, in some cases, larger ownership stakes could be taken in promising companies at attractive prices. This decreased level of activity in venture capital placements reflected the general trend in the industry as a whole during 2001, as venture capitalists adopted a wait and see policy in view of the difficulties experienced by the market and the technology sector in particular. Other non-recurring fees of $1.9 million were received in 2000.

      Operating expenses in 2001 were $10.6 million, compared to $11.0 million in 2000. This $0.4 million decrease was primarily attributable to lower staff costs and other general expenses due to the decreased level of activity in this business area.

2000 compared to 1999

      Income before income taxes from the venture capital management segment decreased from $158.6 million in 1999 to a loss of $110.4 million in 2000. This loss was attributable to the change in net unrealized gains and losses for the year on the listed equity securities held in the trading portfolio. These positions in listed equity securities were the result of private equity transactions in technology companies. The losses reflected the downward trend in the market for technology stocks during the latter part of 2000.

      The change in net unrealized gains and losses in the listed equity trading portfolio during 2000 was a loss of $123.5 million. The trading portfolio decreased from $213.3 million as of December 31, 1999 to $105.2 million as of December 31, 2000. Additions to the trading portfolio during 2000 of $25.5 million resulted from the initial public offerings or acquisitions by publicly traded companies of seven private preferred stock holdings. Disposals of certain trading positions in 2000 resulted in realized gains of $15.9 million based on their aggregate original cost of $10.1 million. Other realized gains and losses netted to a loss of $1.6 million, primarily resulting from write-downs on private placement debt securities.

      Included in the revenues of the venture capital management segment for 2000 are portfolio management fees from the life insurance and annuities segment of $7.5 million, compared to $7.9 million in 1999. BICC sources and monitors private investments for LPLA, for which LPLA pays BICC management fees. Total financings completed by BICC during 2000 were $131.1 million, compared to $104.8 million during 1999. Other non-recurring fees of $1.9 million were received in 2000.

      Interest income on private debt securities decreased to $0.3 million in 2000 from $0.9 million in 1999. Operating expenses in 2000 decreased by $22.2 million to $11.0 million, primarily due to lower employee compensation, consistent with the lower income in this business segment in 2000.

Corporate and Other

2001 compared to 2000

      Corporate expenses decreased by $1.7 million to $5.7 million in 2001, as compared to $7.4 million for 2000. This decrease was primarily due to compensation expense of $2.2 million relating to the extension of employee share options recorded in 2000, which was not repeated in 2001. This was offset by an increase of

$0.5 million in corporate expense in 2001 related to the grant of employee share options at an exercise price below fair market value on the date of the grant.

      Interest income earned by the Group (excluding the life insurance and annuities segment) increased by $0.4 million to $2.0 million in 2001 as compared with 2000, primarily due to the increase in cash and cash equivalents held by the Group. Interest expense incurred by the Group (excluding the life insurance and annuities segment) increased by $1.6 million to $2.2 million in 2001 as compared with 2000, primarily due to higher bank borrowings during 2001. A discussion of the Group's sources and uses of cash is discussed in "Liquidity and Capital Resources" below.

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

      Interest income earned by the Group (excluding the life insurance and annuities segment) decreased by $1.2 million to $1.6 million in 2000 as compared with 1999, primarily due to the decrease in cash and cash equivalents held by the Group. Interest expense incurred by the Group (excluding the life insurance and annuities segment) increased by $0.6 million to $0.7 million in 2000, primarily due to bank borrowings during the latter part of 2000.

Consolidated Income (Loss) Before Income Taxes

2001 compared to 2000

      Consolidated income before income taxes decreased from $15.0 million in 2000 to a loss of $401.2 million in 2001. This loss was primarily attributable to the change in net unrealized investment gains and losses on the listed equity securities held in the trading portfolio, as well as net realized investment losses.

      Consolidated income before income taxes for 2002 and future years may be volatile due to the Group's holdings of listed equity securities primarily in the technology sector, which are marked to market with changes in their market value recognized in the income statement for each period. Other-than-temporary impairments of the Group's private equity securities primarily in the technology sector could also effect consolidated income before income taxes in future periods. For more information on the possible effects of volatility in the prices of equity securities, see Item 7A "Quantitative and Qualitative Disclosures About Market Risk" below.

2000 compared to 1999

      Consolidated income before income taxes for 2000 was $15.0 million, compared to $305.7 million in 1999. The lower income for 2000 was primarily attributable to a significant decrease in the level of net realized and unrealized investment gains.

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

2001 compared to 2000

      The effective tax credit rate, as a percentage of the loss before income taxes for 2001, was 14%. This low effective tax credit rate was primarily attributable to losses of $223.7 million contributed by the Jersey and Guernsey operations during 2001, which primarily consisted of unrealized investment losses for which no tax benefits will be realized. Though income before tax expense was $15.0 million in 2000, an income tax benefit of $17.4 million resulted for the year. This was primarily attributable to the $51.2 million loss from the U.S. life and annuity company which generated a $17.9 million tax benefit. Income of $70.4 million was contributed by the Jersey and Guernsey operations during 2000, which primarily consisted of untaxed investment gains.

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

CRITICAL ACCOUNTING POLICIES

      Management  has  identified  those  accounting   policies  that  are  most
important to the portrayal of the Group's financial condition and results of operations and that require management's most complex or subjective judgements, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These most critical accounting policies pertain to the Group's investments, and to the accounting for life insurance policy liabilities and deferred policy acquisition costs. These critical accounting policies are described in Note 1 to the Consolidated Financial Statements, as well as below.

Determination of Fair Values of Investments

      When a quoted market price is available for a security, the Group uses this price in the determination of fair value. If a quoted market price is not available for a security, management estimates the security's fair value based on valuation methodologies as described below.

      The Group holds investments in privately held equity securities, primarily convertible preferred stock in venture capital companies doing business in various segments of technology industries. Venture capital investing entails making investments in companies that are developing products or services for large emerging markets with the belief that these investments will yield superior  returns if these  companies  are  successful.  These  investments  are normally held for a number of years. When the Group makes these investments, most of the companies are still developing the products they intend to bring to market or are in the early stages of product sales. Venture capital companies are net consumers of cash and often dependent upon additional financing to execute their business plans. These investments involve substantial risk and the companies generally lack meaningful historical financial results used in traditional valuation models. The process of pricing these securities range from fierce competitive bidding between financial institutions to existing investors negotiating prices with the company without outside investor validation.
Investments in convertible preferred stock come with rights that vary dramatically both from company to company and between rounds of financing within the same company. These rights, such as anti-dilution, redemption, liquidation preferences and participation, bear directly on the price an investor is willing to pay for a security. The returns on these investments are generally realized through an initial public offering of the company's shares or, more commonly, through the company's acquisition by a public company.

      One of the factors affecting fair value is the amount of time before a company requires additional financing to support its operations. Management believes that companies that are financed to the estimated point of operational profitability or for a period greater than one year will most likely return value to the investor through an acquisition between a willing buyer and seller, as the company does not need to seek financing from an opportunistic investor or insider in an adverse investment environment. If a particular company needs capital in the near term, management considers a range of factors in its fair value analysis, including the

Group's ability to recover its investment through surviving liquidation preferences. Management's valuation methodologies also include fundamental analysis that evaluates the investee company's progress in developing products, building intellectual property portfolios and securing customer relationships, as well as overall industry conditions, conditions in and prospects for the investee's geographic region, and overall equity market conditions. This is combined with analysis of comparable acquisition transactions and values to determine if the security's liquidation preferences will ensure full recovery of the Group's investment in a likely acquisition outcome. In its valuation analysis, management also considers the most recent transaction in a company's shares.

      The determination of fair values of investments requires the application of significant judgement. It is possible that the factors evaluated by management and fair values will change in subsequent periods, especially with respect to the Group's privately held equity securities in technology companies, resulting in material impairment charges in future periods.

Other-than-Temporary Impairments

      Management  performs an ongoing review of all investments in its portfolio
to   determine   if   there   are  any   declines   in  fair   value   that  are
other-than-temporary.

      As the Group's listed equity securities are classified as trading securities, impairment adjustments are not required as any change in the market value of these securities between reporting periods is included in earnings.

      In relation to the Group's equity securities that do not have a readily determinable fair value and are classified as available-for-sale, factors considered in impairment reviews include: (i) the length of time and extent to which estimated fair values have been below cost and the reasons for the decline, (ii) the investee's recent financial performance and condition, earnings trends and future prospects, (iii) the market condition of either the investee's geographic area or industry as a whole, and (iv) concerns regarding the investee's ability to continue as a going concern (such as the inability to obtain additional financing). If the evidence supports that a decline in fair value is other-than-temporary, then the investment is reduced to its estimated fair value, which becomes its new cost basis, and a realized loss is reflected in earnings.

      A fixed maturity security is deemed to be impaired when it is determined that it is probable that amounts due (principal and interest) will not be fully collected according to the security's contractual terms. This determination is made by considering all available facts and circumstances, including the Group's intent and ability to continue to hold the investment to maturity. Factors considered include: (i) the length of time and extent to which the market values have been below amortized cost and the reasons for the decline, (ii) the issuer's recent financial performance and condition, earnings trends and future prospects in the near to mid-term, (iii) changes in the issuer's debt rating and/or regulatory actions or other events that may effect the issuer's operations, (iv) the market condition of either the issuer's geographic area or industry as a whole, and (v) factors that raise doubt about the issuer's ability to continue as a going concern. If the evidence supports that a decline in fair value is other-than-temporary, then the fixed maturity security is written down to its quoted market value, if such a value is available. If a readily determinable fair value does not exist, then the fixed maturity security is written down to management's estimate of its fair value, which is based on the valuation methodologies as described above. Write-downs are recorded as realized losses and included in earnings.

      The evaluations for other-than-temporary impairments require the application of significant judgement. It is possible that the impairment factors evaluated by management and fair values will change in subsequent periods, especially with respect to the Group's privately held equity securities in technology companies, resulting in material impairment charges in future periods.

Life Insurance Policy Liabilities

      Life insurance policy liabilities are accounted for in accordance with Statement of Financial Accounting Standards No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." Life insurance policy liabilities for deferred annuities and universal life products are accounted for as investment-type insurance products and universal life-type products, respectively, and are recorded at accumulated value (premiums received, plus accrued interest to the balance sheet date, less withdrawals and assessed fees). Life insurance policy liabilities for certain immediate annuities are accounted for as limited payment-type policies, and as such are recorded at the present value of future benefits including assumptions as to investment yields, mortality, withdrawals, maintenance expenses and other assumptions based on generally accepted actuarial methods and on the Group's experience.

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


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

      See Note 1 to the Consolidated Financial Statements for a summary of recently issued accounting pronouncements.


LIQUIDITY AND CAPITAL RESOURCES

      Cash and cash equivalents of the Group decreased during 2001 by $31.9 million to $82.4 million. This decrease resulted from a $320.7 million use of cash in investing activities, partially offset by $50.9 million and $237.9 million provided by operating and financing activities, respectively. The majority of cash used in investing activities relates to investment transactions within the life insurance and annuities segment. As of December 31, 2001, cash and cash equivalents of the Group, excluding the life insurance and annuities segment, amounted to $58.3 million, an increase of $5.0 million from December 31, 2000 and $28.4 million from December 31, 1999. The Group, excluding the life insurance and annuities segment, also held $24.4 million of listed equity securities which could be sold within a short period of time as of December 31, 2001, compared to $102.7 million as of December 31, 2000 and $213.4 million as of December 31, 1999.

      At the end of 1999, the Group had cash held in escrow of $3.1 million related to the sale of North American Trust Company which was completed at the end of 1998. During 2000, this escrow account was released to the Group, after deduction of $0.3 million for claims by the buyer.

      As of December 31, 2001, the Group held $42.0 million in private corporate debt securities and $180.8 million in private corporate equity securities. These securities were held almost exclusively in the investment portfolios of the Group's insurance subsidiaries (LPLA and LPAL). Liquid markets exist for $10.1 million of these private securities. No public price information is available for the remainder of these securities. Debt securities that are classified as held-to-maturity are valued at amortized cost, unless these securities become other-than-temporarily impaired, and all other debt and equity securities are classified as available-for-sale and valued at estimated fair value based on the valuation methodologies as described in the above section entitled "Critical Accounting Policies." Debt securities largely represent loans to an array of companies that are diversified by industry, geography and financial structure. The majority of these debt securities generally contain covenant restrictions that management believes should provide a degree of financial protection to the debt holders, including the Group's insurance subsidiaries. The private equity securities are primarily convertible preferred stock holdings in technology companies and are described in more detail in the above section entitled "Critical Accounting Policies." Financial information on the issuers of these debt and equity securities is received and reviewed periodically by Group's management. Contact with company management is maintained through ongoing dialogue to examine future plans and prospects.

      The Group's investment portfolio includes 15 private equity investments in technology companies with an aggregate fair value of $148.0 million as of December 31, 2001. After applying the valuation methodologies as described in the above section entitled "Critical Accounting Policies," management determined that five of these investments were other-than-temporarily impaired and $32.8 million of realized losses were reflected in the consolidated income statement. The remaining aggregate fair value of these five investments as of December 31, 2001 was $39.8 million.

      During 2001, certain other private corporate debt and equity investments were considered by management to be other-than-temporarily impaired and realized losses totaling $80.3 million were recorded in the consolidated income statement for the differences between cost, or amortized cost, and the estimated fair value of these securities. As of December 31, 2001, the remaining carrying value of these private investments totaled $42.4 million.

      During 2001, certain public corporate debt securities classified as available-for-sale were considered by management to be other-than-temporarily impaired and realized losses totaling $39.1 million were recorded in the consolidated income statement for the difference between amortized cost and the fair value of these securities. As of December 31, 2001, the fair value of these securities totaled $19.2 million.

      LPLA invests in collateralized mortgage obligations ("CMOs") as part of its ongoing efforts to maintain a broadly diversified portfolio. As of December 31, 2001, LPLA's portfolio held $169.8 million in investment grade, liquid CMOs. At year-end, the market value of these securities was $171.7 million. Of the total CMO securities as of December 31, 2001, none were considered to be highly volatile with respect to interest rate changes. Management review of the collateral and cash flow characteristics of each security is completed prior to acquisition. Ongoing review of security holdings is an integral part of LPLA's portfolio management practices.

      As of December 31, 2001, the insurance subsidiaries' fixed maturity security portfolios had $34.0 million in unrealized gains and $63.9 million in unrealized losses. LPLA and LPAL believe that changes in interest rates should neither materially alter the average maturity of their security portfolios, nor alter their ability to hold fixed maturity securities until their scheduled maturities.

      Shareholders' equity decreased during 2001 by $346.0 million from $567.7 million to $221.7 million, primarily due to a net loss for the period of $344.8 million and dividends paid of $11.8 million. Shareholders' equity increased during 2000 by $15.3 million from the prior year, primarily due to net income for the period of $32.5 million, less dividends paid of $11.6 million. As of December 31, 2001 and 2000, $63.6 million and $58.0 million, respectively, of the Company's Ordinary Shares, at cost, held by the employee benefit trusts have been netted against shareholders' equity. Upon exercise of employee share options, shareholders' equity will be increased by the cost of the shares transferred to the employees and the proceeds received will increase Group cash.

      Until the latter part of 2000, London Pacific Group financed operations and capital expenditures with internally generated funds and existing liquid resources. As of December 31, 1999, the Group had no bank borrowings, bond issues or convertible securities outstanding. However, as of December 31, 1999, $11.8 million of the Group's $50.0 million bank facility had been utilized in the form of letters of credit and guarantees in connection with certain portfolio companies. As of December 31, 2000, the Group had utilized $14.1 million of the bank facility in the form of letters of credit and guarantees in connection with these portfolio companies, and had drawn down $35.6 million in loans. As of December 31, 2001, the Group had utilized $12.7 million of the bank facility in the form of letters of credit and guarantees, and had drawn down $36.9 million in loans. These loans were used for general corporate purposes and are scheduled for repayment in May 2003.

      The Group had no material commitments outstanding as of December 31, 2001 for capital expenditures or additional funding for private equity portfolio companies. Management believes that the balances of cash, liquid resources and available borrowings should be sufficient to satisfy the Group's anticipated liquidity requirements during the next twelve months.

      There are statutory restrictions on LPLA's ability to make dividend payments. Dividend payments that exceed the lower of 10 percent of its statutory surplus as of December 31 of the preceding year or net gain from operations for the preceding year must be approved by certain regulatory authorities. As of December 31, 2001, LPLA's U.S. GAAP equity amounted to $118.5 million, none of which could be transferred in the form of dividends, loans or advances to the parent company at that date without regulatory approval.

      LPLA, in common with other U.S. insurers, is also subject to regulation and supervision by the states and jurisdictions in which it does business. The National Association of Insurance Commissioners ("NAIC") has developed risk-based capital ("RBC") requirements. RBC relates an individual insurance company's statutory surplus to the risk inherent in its overall operations. As of December 31, 2001, LPLA's adjusted capital exceeded its RBC standards. Further losses on LPLA's equity investments could result in a decline in LPLA's capital that could, in turn, limit the company's ability to generate new business due to the required RBC ratios.

      There are statutory restrictions on LPAL's ability to make dividend payments. Jersey insurance companies, including LPAL, are regulated by the Jersey Financial Services Commission under Jersey insurance laws. A requirement of these laws is to maintain at all times, within an insurance company's long-term insurance fund, sufficient assets approved under the laws, to cover liabilities plus a required solvency margin, currently established at 2.5% of the value of the fund. Under the law, no transfers, except in satisfaction of long-term insurance liabilities, including dividends, are permitted from the long-term insurance fund without written consent from LPAL's Appointed Actuary. As of December 31, 2001, LPAL's approved assets exceeded its liabilities plus its required solvency margin by approximately $26.5 million.

      As  discussed  above,  LPLA  and LPAL  hold  most of the  Group's  private corporate debt and equity investments. Private corporate debt and equity investments held by LPLA and LPAL, at December 31, 2001, totaled $206.6 million and $15.2 million, respectively. Further declines in the value of these investments could have an adverse impact on the statutory capital of the two insurance subsidiaries. A decrease in statutory capital could limit the ability of the insurance subsidiaries to generate new business due to statutory restrictions on premium to surplus ratios and required statutory capital parameters. If the insurance subsidiaries cannot generate sufficient statutory capital to maintain minimum statutory requirements through increased statutory profitability, reinsurance or other capital generating alternatives, the insurance subsidiaries will be limited in their ability to generate additional premium from new business growth, which could result in lower net income under U.S. GAAP, or in the event that statutory capital is not sufficient to meet regulatory minimums, the insurance subsidiaries could be prohibited from writing any new business.

      The Group is considering various options to reduce the level of risk in its operating plan. One option would be to sell a significant percentage of its private equity securities in exchange for an equity-linked note issued by a major insurer. Other options include reinsurance, capital raising or a range of other strategic initiatives.


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

      Duration is an option adjusted measure of the percentage change in the market value of the assets or liabilities in response to a given change in interest rates. For LPLA's universal life products and for all of LPAL's products, given that policyholder liabilities are only $48.0 million and $132.0 million, respectively, interest rate risk is considered to be minimal. To demonstrate the sensitivity of LPLA's assets and liabilities, tests performed on LPLA's assets and liabilities indicated that, as of December 31, 2001, if market interest rates had suddenly increased by 100 basis points, the fair value of the investment portfolio that is subject to interest rate risk, which was approximately $1.9 billion, would have decreased by $82.4 million, compared with a decrease of $76.9 million for the calculated market value of liabilities, which was approximately $1.8 billion. Conversely, a sudden decrease of 100 basis points would have increased the investment portfolio's fair value by $85.3 million, compared with an increase in the calculated market value of liabilities of $95.2 million. These results depend upon certain key assumptions regarding the behavior of interest sensitive cash flows. Although LPLA has attempted to ensure that the assumptions used are based on the best available data, cash flows cannot be forecasted with certainty and can deviate materially from the assumed results.

Equity Price Risk

      The Group, including LPLA and LPAL, is exposed to equity price risk on the listed equity securities held almost entirely in its trading portfolio. Changes in the level or volatility of equity prices affect the value of the listed equity securities. These changes in turn directly affect the Group's net income because the Group's holdings of listed equity securities are marked to market, with changes in their market value recognized in the income statement for the period in which the changes occur. These listed equity securities are primarily in companies in the high technology industry sector, many of which are small capitalization stocks.

      If the fair value of the Group's listed equity portfolio as of December 31, 2001 and 2000, which totaled $82.9 million and $356.5 million, respectively, had abruptly increased or decreased by 50%, the fair value of the listed equity portfolio would have increased or decreased by $41.5 million and $178.3 million, respectively.

      The Group's listed equity securities largely represent investments that were originally made as private equity investments that either completed an initial public offering or were acquired by a larger publicly traded company. The performance of these listed equity securities can be highly volatile, but the Group attempts to manage its risk in various ways. Firstly, the performance of the listed equity securities are monitored daily. Secondly, the Group seeks to sell investments after a period of time, particularly in the case of large public company securities.

      As of December 31, 2001, the Group held $170.7 million in private corporate equity securities primarily in technology companies for which liquid markets do not exist. Private equity prices do not fluctuate directly with public equity markets, but significant market movements may trigger a review for other-than-temporary adjustment of the carrying values of these Group's private equity securities. The risks inherent in these private equity investments relate primarily to the viability of the investee companies. These risks are managed in various ways. Firstly, the investments are diversified in a number of technology companies to avoid excessive concentration in any one company. Secondly, extensive due diligence procedures are performed prior to making an investment. Thirdly, regular reviews of the progress of the investee companies are carried out.

      For additional information relating to the Group's financial risk profile, see Note 13 to the Consolidated Financial Statements in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page
Report of Independent Auditors............................................... 36

Consolidated Balance Sheets as of December 31, 2001 and 2000................. 37

Consolidated Statements of Income for the Years Ended
        December 31, 2001, 2000 and 1999..................................... 38

Consolidated Statements of Cash Flows for the Years Ended
        December 31, 2001, 2000 and 1999..................................... 39

Consolidated Statements of Changes in Shareholders' Equity for the Years
        Ended December 31, 2001, 2000 and 1999............................... 41

Consolidated Statements of Comprehensive Income for the Years Ended
        December 31, 2001, 2000 and 1999..................................... 43

Notes to Consolidated Financial Statements................................... 44


                         REPORT OF INDEPENDENT AUDITORS


To the Board of Directors and Shareholders of London Pacific Group Limited


      In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of London Pacific Group Limited and its subsidiaries at December 31, 2000 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 14 on page 77, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.


PricewaterhouseCoopers
Chartered Accountants

Jersey, Channel Islands
April 1, 2002

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                              December 31,
                                                                                       --------------------------
                                                                                           2001          2000
                                                                                       ------------  ------------
                                     ASSETS

Investments, principally of life insurance subsidiaries:
  Fixed maturities:
    Available-for-sale, at fair value (amortized cost: $1,595,080 and $1,352,313
      as of December 31, 2001 and 2000, respectively)...............................   $  1,562,790  $  1,292,015
    Held-to-maturity, at amortized cost (fair value: $100,936 and $129,400
      as of December 31, 2001 and 2000, respectively)...............................         98,619       127,514
  Equity securities:
    Trading, at fair value (cost: $86,036 and $99,747 as of December 31,
      2001 and 2000, respectively)..................................................         81,787       353,896
    Available-for-sale, at fair value (cost: $185,539 and $238,942 as of
      December 31, 2001 and 2000, respectively).....................................        181,927       229,403
  Policy loans......................................................................         10,529        10,301
                                                                                       ------------  ------------
Total investments...................................................................      1,935,652     2,013,129

Cash and cash equivalents...........................................................         82,417       114,285
Accrued investment income...........................................................         33,373        28,629
Deferred policy acquisition costs...................................................        168,826       168,102
Assets held in separate accounts....................................................        227,675       206,325
Reinsurance assets..................................................................         42,025             -
Other assets........................................................................         46,360        32,518
                                                                                       ------------  ------------
Total assets........................................................................   $  2,536,328  $  2,562,988
                                                                                       ------------  ------------
                                                                                       ------------  ------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Life insurance policy liabilities...................................................   $  2,031,852  $  1,691,601
Liabilities related to separate accounts............................................        226,015       203,806
Notes payable.......................................................................         36,874        35,556
Deferred income tax liabilities.....................................................              -        41,587
Accounts payable, accruals and other liabilities....................................         19,934        22,696
                                                                                       ------------  ------------
Total liabilities...................................................................      2,314,675     1,995,246
                                                                                       ------------  ------------
Commitments and contingencies

Shareholders' equity:
Ordinary shares, $0.05 par value per share: 86,400,000 shares authorized;
  64,439,073 and 64,433,313 shares issued and outstanding as of
  December 31, 2001 and 2000, respectively..........................................          3,222         3,222
Additional paid-in capital..........................................................         68,346        67,591
Retained earnings...................................................................        223,590       580,176
Employee benefit trusts, at cost (13,698,181 and 12,811,381 shares as of
  December 31, 2001 and 2000, respectively).........................................        (63,599)      (58,003)
Accumulated other comprehensive income (loss).......................................         (9,906)      (25,244)
                                                                                       ------------  ------------
Total shareholders' equity..........................................................        221,653       567,742
                                                                                       ------------  ------------
Total liabilities and shareholders' equity..........................................   $  2,536,328  $  2,562,988
                                                                                       ------------  ------------
                                                                                       ------------  ------------

          See accompanying Notes to Consolidated Financial Statements.

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                       CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share and ADS amounts)

                                                                                 Years Ended December 31,
                                                                         ----------------------------------------
                                                                             2001          2000          1999
                                                                         ------------  ------------  ------------

Revenues:
Investment income......................................................  $    143,022  $    116,005  $     99,007
Insurance policy charges...............................................         5,672         7,400         6,671
Financial advisory services, asset management and other fee income.....        24,807        31,584        26,563
Net realized investment gains (losses).................................      (118,848)      145,546        (8,581)
Change in net unrealized investment gains and losses on trading
  securities...........................................................      (258,399)     (111,014)      348,906
                                                                         ------------  ------------  ------------
                                                                             (203,746)      189,521       472,566
Expenses:
Interest credited on insurance policyholder accounts...................       118,965        94,065        73,753
Amortization of deferred policy acquisition costs......................        23,740        21,155        16,797
Operating expenses.....................................................        52,307        58,371        75,964
Goodwill amortization..................................................           221           248           348
Interest expense.......................................................         2,248           672            42
                                                                         ------------  ------------  ------------
                                                                              197,481       174,511       166,904
                                                                         ------------  ------------  ------------
Income (loss) before income tax expense................................      (401,227)       15,010       305,662

Income tax expense (benefit)...........................................       (56,443)      (17,447)       53,786
                                                                         ------------  ------------  ------------
Net income (loss)......................................................  $   (344,784) $     32,457  $    251,876
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------

Basic earnings (loss) per share and ADS (1)............................  $      (6.76) $       0.64  $       5.05

Diluted earnings (loss) per share and ADS (1)..........................  $      (6.76) $       0.53  $       4.54


(1) ADS amounts have been restated to reflect the four-for-one split in March 2000.

          See accompanying Notes to Consolidated Financial Statements.

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                 Years Ended December 31,
                                                                         ----------------------------------------
                                                                             2001          2000          1999
                                                                         ------------  ------------  ------------

Cash flows from operating activities:
Net income (loss)......................................................  $   (344,784) $     32,457  $    251,876

Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
Depreciation and amortization..........................................         1,739         1,175         1,055
Amortization of deferred policy acquisition costs......................        23,740        21,155        16,797
Deferred income tax expense (benefit)..................................       (66,807)      (12,502)       54,265
Interest credited on insurance policyholder accounts...................       118,965        94,065        73,753
Net realized investment losses (gains).................................       118,848      (145,546)        8,581
Change in net unrealized investment gains and losses on trading
  securities...........................................................       258,399       111,014      (348,906)
Net amortization of investment premiums and discounts..................        (2,178)       (1,966)       (3,309)

Net changes in operating assets and liabilities:
  Trading equity securities............................................        57,500       121,450        11,307
  Accrued investment income............................................        (4,744)       (6,461)       (3,093)
  Deferred policy acquisition costs....................................       (37,468)      (39,026)      (25,840)
  Reinsurance assets...................................................       (42,025)            -             -
  Other assets.........................................................         8,817         2,019        (1,235)
  Life insurance policy liabilities....................................       (33,812)      (86,089)      (65,545)
  Accounts payable, accruals and other liabilities.....................        (1,694)      (17,310)       23,990
  Income taxes payable.................................................        (3,734)       (3,598)         (628)

Other operating cash flows.............................................           183        (2,240)       (4,901)
                                                                         ------------  ------------  ------------
Net cash provided by (used in) operating activities....................        50,945        68,597       (11,833)
                                                                         ------------  ------------  ------------
Cash flows from investing activities:
Purchases of held-to-maturity fixed maturity securities................        (4,725)       (4,201)      (10,126)
Purchases of available-for-sale fixed maturity securities..............      (810,147)     (357,950)     (345,004)
Purchases of available-for-sale equity securities......................       (61,536)     (140,959)     (109,900)
Proceeds from redemption of held-to-maturity fixed maturity securities.        28,643        51,141        38,560
Proceeds from sale of available-for-sale fixed maturity securities.....       522,265        63,093       206,729
Proceeds from sale of available-for-sale equity securities.............         6,554       100,101        49,710
Capital expenditures...................................................        (1,488)       (3,659)       (1,184)
Other cash flows from investing activities.............................          (228)        3,123         3,166
                                                                         ------------  ------------  ------------
Net cash provided by (used in) investing activities....................      (320,662)     (289,311)     (168,049)
                                                                         ------------  ------------  ------------

          See accompanying Notes to Consolidated Financial Statements.

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                                 (In thousands)

                                                                                 Years Ended December 31,
                                                                         ----------------------------------------
                                                                             2001          2000          1999
                                                                         ------------  ------------  ------------

Cash flows from financing activities:
Insurance policyholder contract deposits...............................       450,919       493,998       305,514
Insurance policyholder benefits paid...................................      (195,669)     (226,796)     (173,414)
Issuance of Ordinary Shares............................................             3             -             5
Dividends paid.........................................................       (11,802)      (11,625)      (11,446)
Purchases of Ordinary Shares by the employee benefit trusts............        (6,005)      (12,712)       (4,043)
Proceeds from disposal of shares by the employee benefit trusts........           440         8,407         2,344
Notes payable..........................................................             -        35,000             -
Bank overdrafts........................................................             -          (593)         (789)
                                                                         ------------  ------------  ------------
Net cash provided by financing activities..............................       237,886       285,679       118,171
                                                                         ------------  ------------  ------------

Net increase (decrease) in cash and cash equivalents...................       (31,831)       64,965       (61,711)
Cash and cash equivalents at beginning of year.........................       114,285        49,703       111,414
Foreign currency translation adjustment................................           (37)         (383)            -
                                                                         ------------  ------------  ------------
Cash and cash equivalents at end of year...............................  $     82,417  $    114,285  $     49,703
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------


Supplemental disclosure of cash flow information:

Cash paid (received) during the year for:
Interest...............................................................  $        930  $         50  $         42
Income taxes (net of amounts recovered)................................  $     14,099  $     (1,347) $       (270)

Supplemental disclosure of non-cash investing activities:
Exchange of available-for-sale equity securities for trading equity
  securities...........................................................  $      5,000  $     97,857  $     31,372






          See accompanying Notes to Consolidated Financial Statements.

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                (In thousands, except per share and ADS amounts)

                                                                                     Accumulated
                                                                                        Other
                                       Ordinary   Additional               Employee    Compre-       Total
                                      Shares at    Paid-in     Retained     Benefit    hensive    Shareholders'
                                      Par Value    Capital     Earnings     Trusts   Income(Loss)    Equity
                                      ----------  ----------  ----------  ----------  ----------  ----------

Balance as of January 1, 1999.........$    3,221  $   62,199  $  318,785  $  (52,282) $   (3,442) $  328,481

Net income............................         -           -     251,876           -           -     251,876
Change in net unrealized gains
  and losses on available-for-sale
  securities..........................         -           -           -           -     (14,923)    (14,923)
Exercise of employee share
  options, including income
  tax effect..........................         -          52           -       2,292           -       2,344
Net realized gains on disposal
  of shares held by the employee
  benefit trusts......................         -          52           -           -           -          52
Cash dividends (23.2 cents net
  per share and ADS (1) ).............         -           -     (11,446)          -           -     (11,446)
Issuance of Ordinary Shares...........         1           4           -           -           -           5
Purchase of shares by the
  employee benefit trusts.............         -           -           -      (4,043)          -      (4,043)
Other.................................         -           -         129           -           -         129
                                      ----------  ----------  ----------  ----------  ----------  ----------
Balance as of December 31, 1999.......$    3,222  $   62,307  $  559,344  $  (54,033) $  (18,365) $  552,475
                                      ----------  ----------  ----------  ----------  ----------  ----------
                                      ----------  ----------  ----------  ----------  ----------  ----------

Net income............................$        -  $        -  $   32,457  $        -  $        -  $   32,457
Change in net unrealized gains
  and losses on available-for-sale
  securities..........................         -           -           -           -      (6,837)     (6,837)
Foreign currency translation
  adjustment..........................         -           -           -           -         (42)        (42)
Exercise of employee share
  options, including income
  tax effect..........................         -       2,676           -       8,742           -      11,418
Extension of employee
  share options.......................         -       2,943           -           -           -       2,943
Net realized gains (losses) on
  disposal of shares held by the
  employee benefit trusts.............         -        (335)          -           -           -        (335)
Cash dividends (23.2 cents net
  per share and ADS (1) ).............         -           -     (11,625)          -           -     (11,625)
Purchase of shares by the
  employee benefit trusts.............         -           -           -     (12,712)          -     (12,712)
                                      ----------  ----------  ----------  ----------  ----------  ----------
Balance as of December 31, 2000.......$    3,222  $   67,591  $  580,176  $  (58,003) $  (25,244) $  567,742
                                      ----------  ----------  ----------  ----------  ----------  ----------
                                      ----------  ----------  ----------  ----------  ----------  ----------

(1)  ADS amounts have been restated to reflect the four-for-one split in March 2000.

          See accompanying Notes to Consolidated Financial Statements.

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                  YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
                (In thousands, except per share and ADS amounts)

                                                                                     Accumulated
                                                                                        Other
                                       Ordinary   Additional               Employee    Compre-       Total
                                      Shares at    Paid-in     Retained     Benefit    hensive    Shareholders'
                                      Par Value    Capital     Earnings     Trusts   Income(Loss)    Equity
                                      ----------  ----------  ----------  ----------  ----------  ----------

Balance as of January 1, 2001.........$    3,222  $   67,591  $  580,176  $  (58,003) $  (25,244) $  567,742

Net income (loss).....................         -           -    (344,784)          -           -    (344,784)
Change in net unrealized gains
  and losses on available-for-sale
  securities..........................         -           -           -           -      15,453      15,453
Foreign currency translation
  adjustment..........................         -           -           -           -        (115)       (115)
Exercise of employee share
  options, including income
  tax effect..........................         -         191           -         409           -         600
Grant of employee share
  options, below fair
  market value........................         -         530           -           -           -         530
Net realized gains on disposal
  of shares held by the employee
  benefit trusts......................         -          31           -           -           -          31
Cash dividends (23.2 cents net
  per share and ADS ).................         -           -     (11,802)          -           -     (11,802)
Issuance of Ordinary Shares...........         -           3           -           -           -           3
Purchase of shares by the
  employee benefit trusts.............         -           -           -      (6,005)          -      (6,005)
                                      ----------  ----------  ----------  ----------  ----------  ----------
Balance as of December 31, 2001.......$    3,222  $   68,346  $  223,590  $  (63,599) $   (9,906) $  221,653
                                      ----------  ----------  ----------  ----------  ----------  ----------
                                      ----------  ----------  ----------  ----------  ----------  ----------




          See accompanying Notes to Consolidated Financial Statements.

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                                                 Years Ended December 31,
                                                                         ----------------------------------------
                                                                             2001          2000          1999
                                                                         ------------  ------------  ------------

Net income (loss)......................................................  $   (344,784) $     32,457  $    251,876

Other comprehensive income (loss), net of deferred income taxes:

Foreign currency translation adjustments, net of income taxes of $0....          (115)          (42)            -

Change in net unrealized gains and losses:
  Change in net unrealized gains and losses on available-for-sale
    securities.........................................................        34,796       (16,259)      (42,742)
  Deferred policy acquisition cost amortization adjustments............       (12,993)        5,740        20,794
  Deferred income taxes................................................        (6,350)        3,682         7,025

                                                                         ------------  ------------  ------------
Other comprehensive income (loss)......................................        15,338        (6,879)      (14,923)
                                                                         ------------  ------------  ------------
Comprehensive income (loss)............................................  $   (329,446) $     25,578  $    236,953
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------



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

      The consolidated balance sheet is presented in an unclassified format as the Group is primarily engaged in the life insurance and annuities business. The Group's other businesses are financial advisory services, asset management and venture capital management.

      The Company is incorporated under the laws of Jersey, Channel Islands. Its Ordinary Shares are traded on the London Stock Exchange and on the New York Stock Exchange in the form of ADSs, which are represented by American Depositary Receipts ("ADRs"). Pursuant to the regulations of the U.S. Securities and Exchange Commission ("SEC"), the Company is considered a U.S. domestic registrant and must file financial statements prepared under U.S. GAAP. In years prior to 2000, the Company filed as a "foreign private issuer" (as defined by the SEC) and prepared its financial statements under United Kingdom generally accepted accounting principles ("U.K. GAAP") with a reconciliation to U.S. GAAP for net income and shareholders' equity.

      The significant impact of converting to U.S. GAAP was the reduction of shareholders' equity due to the reclassification of the cost of the shares held by the employee benefit trusts, which had been recorded previously as an asset in the consolidated balance sheet under U.K. GAAP. The effect of the change to U.S. GAAP on net income, as previously reported for 1999, was a decrease from $252.8 million to $251.9 million, and on diluted earnings per share and ADS, a decrease from $4.61 to $4.54.

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

Investments

      The Group's investments consist of fixed maturity and equity securities. Fixed maturity securities are classified as either available-for-sale or held-to-maturity, and equity securities are classified as either trading or available-for-sale. The investments are accounted for as follows:

      i) available-for-sale securities are recorded at fair value, with changes in unrealized gains and losses excluded from net income, but reported net of applicable income taxes and adjustments to deferred policy acquisition cost amortization as a separate component of accumulated other comprehensive income;
      ii)   held-to-maturity securities are recorded at amortized cost; and
      iii) trading securities are recorded at fair value with changes in unrealized gains and losses included in net income.

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

      When a quoted market price is available for a security, the Group uses this price in the determination of fair value. If a quoted market price is not available for a security, management estimates the security's fair value. Management's valuation methodologies include fundamental analysis that evaluates the investee company's progress in developing products, building intellectual property portfolios and securing customer relationships, as well as overall industry conditions, conditions in and prospects for the investee's geographic region, overall equity market conditions, and the level of financing already secured and available. This is combined with analysis of comparable acquisition transactions and values to determine if the security's liquidation preferences will ensure full recovery of the Group's investment in a likely acquisition outcome. In its valuation analysis, management also considers the most recent transaction in a company's shares.

      Amortization of premiums and accretion of discounts on fixed maturity securities are reflected in earnings over the contractual terms of the investments in a manner that produces a constant effective yield. Realized gains and losses on securities are included in net income using the specific identification method. Any other-than-temporary declines in the fair value of available-for-sale or held-to-maturity securities, below the cost or amortized cost basis, are recognized as realized losses on the consolidated statements of income. The cost basis of such securities is adjusted to reflect the write-down recorded.

      Policy loans are carried at aggregate unpaid principal balances. Interest income on such loans is accrued as earned.

      Included in available-for-sale and held-to-maturity fixed maturity securities are collateralized mortgage obligations ("CMOs"). Premiums and discounts arising from the purchase of CMOs are treated as yield adjustments over their estimated lives. For single class and defined multi-class mortgage-backed and asset-backed securities, anticipated prepayments are considered when determining the amortization of discounts or premiums.
Prepayment assumptions are obtained from dealer surveys and are based on the current interest rate and economic environment. The retrospective adjustment method is used to value all such securities except for interest-only securities, which are valued using the prospective method.

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

Reinsurance Assets

      Reinsurance assets include estimated amounts due from reinsurers related to unpaid policy claims and future policy benefits on reinsured policies. Amounts received as ceding commissions for reinsurance contracts are recorded as deferred commission income. Reinsurance receivables and deferred commission income are accounted for over the terms of the underlying reinsured policies using assumptions consistent with those used to account for the policies.

Other Assets

      Other assets consist primarily of the following:

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

a)    Deferred Income Tax Assets and Income Tax Refunds Receivable

      Income taxes are discussed below.

b)    Property, Equipment and Leasehold Improvements

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

c)    Intangible Assets

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

Separate Accounts

      Separate account assets and liabilities represent funds segregated, either legally or on a book basis, for the benefit of certain policyholders and are recorded at fair value. For non-guaranteed policies (variable annuities), the policyholder bears the investment risk, and policyholder account deposits and withdrawals, investment income and realized gains and losses are excluded from the amounts reported in the income statement. Fees charged on policyholder deposits are included in other fee income. For guaranteed policies (fixed annuities with market value adjustment provisions) issued in certain states which require the segregation of the assets on a book basis, the U.S. life company bears a portion of the investment risk. Policy charges, interest credited, investment income and realized gains and losses on investments backing the guaranteed policies are included in the amounts reported in the income statement. The fair value of the investments backing the guaranteed policies included in separate account assets total approximately $177,559,000 and $146,168,000 at December 31, 2001 and 2000, respectively.

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

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

Stock Based Compensation

      The Group accounts for stock based compensation issued to employees in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"),
"Accounting  for  Stock  Issued to  Employees,"  which  recognizes  compensation expense based upon the intrinsic value of the stock options as of the date of grant. The Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation," which encourages, but does not require, companies to recognize compensation expense for grants of stock options based on their fair value. The Group has elected, as permitted by SFAS 123, to adopt the disclosure requirement of SFAS 123 and to continue to account for stock based compensation under APB 25.

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

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

Comprehensive Income

      Comprehensive income consists of net income; changes in unrealized gains or losses on available-for-sale securities, net of income taxes and deferred policy acquisition cost amortization adjustments; and foreign currency translation gains or losses arising on the translation of the Group's non-U.S. dollar based subsidiaries.

Recently Issued Accounting Pronouncements

      On January 1, 2001, the Group adopted Statement of Financial Accounting Standard No. 133 ("SFAS 133"), "Accounting for Derivative Instruments and Hedging Activities." This standard, as amended, establishes accounting and reporting standards for derivative instruments and hedging activities. It requires that all derivative instruments be recorded on the balance sheet at fair value unless the derivative qualifies as a hedge. The adoption of SFAS 133 did not have a material impact on the Group's consolidated financial position or results of operations for the year ended December 31, 2001.

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

      In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 141 ("SFAS 141"), "Business Combinations," which superseded Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations." SFAS 141 eliminates the pooling-of-interests method of accounting for business combinations and modifies the application of the purchase accounting method. SFAS 141 also specifies criteria that intangible assets acquired in a business combination must meet to be recognized and reported separately from goodwill. The elimination of the pooling-of-interests method is effective for transactions initiated after June 30, 2001. The remaining provisions of SFAS 141 are effective for transactions accounted for using the purchase method for which the date of acquisition is July 1, 2001 or later. The adoption of this statement did not have an effect on the Group's consolidated financial position or results of operations for the year ended December 31, 2001.

      In June 2001, the FASB also issued Statement of Financial Accounting Standard No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which superseded APB Opinion No. 17, "Intangible Assets." SFAS 142 eliminates the current requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life, and addresses the impairment testing and recognition for goodwill and intangible assets. The provisions of SFAS 142 are effective for fiscal years beginning after December 15, 2001. Impairment losses, if any, due to the initial application of SFAS 142 are to be reported as resulting from a change in accounting principle. The Group will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002, and the adoption of this Statement will not have a material effect on its consolidated results of operations or financial position. For the year ended December 31, 2001, goodwill amortization amounted to $221,000.

      In August 2001, the FASB issued Statement of Financial Accounting Standard No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supercedes, with exceptions, Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of." The provisions of SFAS 144 are effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The Group does not expect adoption of this statement to have a material effect on its consolidated results of operations or financial position.

Use of Estimates

      The preparation of financial statements requires management to make estimates and assumptions affecting the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities as of the date of the financial statements, and the reported amounts of revenue and expenses for the reporting period. Estimates are inherently subject to change and actual results could differ from the estimates. Certain significant estimates, including those used to determine the valuation of investments, life insurance policy liabilities and deferred policy acquisition costs, are disclosed throughout these notes to the financial statements.

Reclassifications

      Certain reclassifications were made to prior years' balances to conform with the current year's presentation. These reclassifications have no effect on prior years' net income or shareholders' equity.

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Note  2. Investments

Summary Cost and Fair Value Information

Fixed Maturity Securities

        An analysis of fixed maturity securities is as follows:

                                                                      December 31,
                          --------------------------------------------------------------------------------------------------
                                                2001                                              2000
                          -----------------------------------------------   ------------------------------------------------
                                         Gross       Gross      Estimated                  Gross       Gross       Estimated
                           Amortized   Unrealized  Unrealized     Fair       Amortized   Unrealized  Unrealized      Fair
                             Cost        Gains       Losses       Value        Cost        Gains       Losses        Value
                          ----------   ---------   ---------   ----------   ----------   ---------   ----------   ----------
                                                                    (In thousands)
Available-for-Sale:
U.S. treasury securities..$      985   $      97   $       -   $    1,082   $      982   $       -   $      (13)  $      969
Non-U.S. government
  debt securities.........     7,629          97           -        7,726       21,750       1,037            -       22,787
Non-U.S. corporate
  debt securities.........   253,736       4,952      (8,273)     250,415      178,167       3,558       (6,616)     175,109
Corporate debt securities. 1,157,406      23,159     (42,309)   1,138,256      923,179      12,992      (63,885)     872,286
Mortgage-backed securities   101,788       3,184          (1)     104,971       99,334       1,584         (179)     100,739
Private corporate debt
  securities..............    24,122           -      (1,500)      22,622       33,708          29       (1,488)      32,249
Other debt securities.....    49,414         146     (11,842)      37,718       95,193         676       (7,993)      87,876
                          ----------   ---------   ---------   ----------   ----------   ---------   ----------   ----------
                          $1,595,080   $  31,635   $ (63,925)  $1,562,790   $1,352,313   $  19,876   $  (80,174)  $1,292,015
                          ----------   ---------   ---------   ----------   ----------   ---------   ----------   ----------
Held-to-Maturity:
U.S. treasury securities..$    2,200   $      68   $       -   $    2,268   $    2,240   $      15   $      (22)  $    2,233
U.S. municipal securities.     1,919          13           -        1,932        2,044          41            -        2,085
Non-U.S. government
  debt securities.........       192           1           -          193          195           -            -          195
Non-U.S. corporate
  debt securities.........       311          15           -          326        1,301          28            -        1,329
Corporate debt securities.     9,837         267          (9)      10,095       11,410         186          (64)      11,532
Mortgage-backed securities    64,812       1,888          (3)      66,697       88,151       1,626         (153)      89,624
Private corporate debt
  securities..............    19,348          77           -       19,425       22,173         229            -       22,402
                          ----------   ---------   ---------   ----------   ----------   ---------   ----------   ----------
                          $   98,619   $   2,329   $     (12)  $  100,936   $  127,514   $   2,125   $     (239)  $  129,400
                          ----------   ---------   ---------   ----------   ----------   ---------   ----------   ----------

Total fixed maturity
  securities..............$1,693,699   $  33,964   $ (63,937)  $1,663,726   $1,479,827   $  22,001   $  (80,413)  $1,421,415
                          ----------   ---------   ---------   ----------   ----------   ---------   ----------   ----------
                          ----------   ---------   ---------   ----------   ----------   ---------   ----------   ----------

      During 2001, two fixed maturity securities classified as held-to-maturity were sold for $147,000, resulting in a realized loss of $54,000. These securities were sold due to credit concerns. There were no such sales during 2000. During 1999, one fixed maturity security classified as held-to-maturity was sold for $8,342,000, resulting in no gain or loss. This security was sold due to credit concerns.

      During  2000  and  1999,   fixed   maturity   securities   classified   as
held-to-maturity with an aggregate carrying value of $29,020,000 and $20,122,000, respectively, were exchanged into preferred stock and classified as

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES available-for-sale. The exchanges resulted from refinancings by the investee companies and there were no gains or losses recorded in the consolidated income statement. There were no such transfers in 2001.

      Fixed maturity securities totaling $5,958,000 at amortized cost as of December 31, 2001, were non-income producing for the twelve months preceding December 31, 2001.

      As  of  December  31,  2001,  fixed  maturity  securities   classified  as
held-to-maturity with an aggregate carrying value of $10,150,000 were on deposit with U.S. state insurance departments to satisfy regulatory requirements.

Contractual Maturities

      The amortized cost and estimated fair value of fixed maturity securities as of December 31, 2001 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities as certain issuers have the right to call and certain borrowers have the right to prepay obligations without penalty.

                                                              Available-for-Sale              Held-to-Maturity
                                                           -----------------------        -----------------------
                                                                         Estimated                     Estimated
                                                            Amortized      Fair            Amortized     Fair
                                                              Cost         Value             Cost        Value
                                                           ----------   ----------        ----------   ----------
                                                                               (In thousands)

Due in one year or less.................................   $   48,473   $   47,135        $   10,436  $    10,584
Due after one year through five years...................      514,596      521,474            11,029       11,215
Due after five years through ten years..................      615,833      599,085               515          533
Due after ten years.....................................      314,390      290,125            11,827       11,907
                                                           ----------   ----------        ----------   ----------
                                                            1,493,292    1,457,819            33,807       34,239
Mortgage-backed securities..............................      101,788      104,971            64,812       66,697
                                                           ----------   ----------        ----------   ----------
                                                           $1,595,080   $1,562,790        $   98,619   $  100,936
                                                           ----------   ----------        ----------   ----------
                                                           ----------   ----------        ----------   ----------

Equity Securities

      Equity  securities  are  comprised  of   available-for-sale   and  trading
securities. An analysis of equity securities is as follows:

                                                                     December 31,
                          --------------------------------------------------------------------------------------------------
                                               2001                                              2000
                          -----------------------------------------------   ------------------------------------------------
                                         Gross      Gross       Estimated                  Gross       Gross       Estimated
                                      Unrealized  Unrealized      Fair                   Unrealized  Unrealized      Fair
                             Cost        Gains      Losses        Value        Cost        Gains       Losses        Value
                          ----------   ---------   ---------   ----------   ----------   ---------   ----------   ----------
                                                                   (In thousands)
Private corporate equity
  securities............. $  183,621   $   4,043   $  (6,876)  $  180,788   $  226,799   $       -   $        -   $  226,799
Listed equity securities.      1,918           -        (779)       1,139       12,143         124       (9,663)       2,604
                          ----------   ---------   ---------   ----------   ----------   ---------   ----------   ----------
Total available-for-sale
  equity securities......    185,539       4,043      (7,655)     181,927      238,942         124       (9,663)     229,403

Trading securities.......     86,036      17,755     (22,004)      81,787       99,747     264,433      (10,284)     353,896
                          ----------   ---------   ---------   ----------   ----------   ---------   ----------   ----------
Total equity securities.. $  271,575   $  21,798   $ (29,659)  $  263,714   $  338,689   $ 264,557   $  (19,947)  $  583,299
                          ----------   ---------   ---------   ----------   ----------   ---------   ----------   ----------
                          ----------   ---------   ---------   ----------   ----------   ---------   ----------   ----------

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

      Trading securities are carried at fair value with changes in net unrealized gains and losses of $(258,399,000), $(111,014,000) and $348,906,000 included in earnings for the years ended December 31, 2001, 2000 and 1999, respectively.

Investment Concentration and Risk

      As of December 31, 2001, there were no investments in either fixed maturity or equity securities in any one issuer representing more than ten percent of shareholders' equity. As of December 31, 2000, investments in fixed maturity and equity securities included two corporate issuers representing more than ten percent of shareholders' equity. Trading securities included investments in New Focus, Inc. and Siebel Systems, Inc. recorded at market values of $160,385,000 and $62,487,000, respectively, as of December 31, 2000. Fixed maturity securities considered less than investment grade approximated 8.7% and 13.1% of total fixed maturity securities as of December 31, 2001 and 2000, respectively.

Changes in Net Unrealized Gains (Losses) on Available-for-Sale Securities

      The net unrealized losses after deferred policy acquisition cost adjustments on fixed maturity securities classified as available-for-sale as of December 31, 2001 totaled $13,243,000 before tax and $8,118,000 after tax, and as of December 31, 2000 totaled $29,118,000 before tax and $18,993,000 after tax. The net unrealized losses on equity securities classified as available-for-sale as of December 31, 2001 totaled $3,612,000 before tax and $1,631,000 after tax, and as of December 31, 2000 totaled $9,539,000 before tax and $6,209,000 after tax.

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

      Changes  in  net  unrealized   gains  and  losses  on   available-for-sale
securities included in other comprehensive income for the years ended December 31, 1999, 2000 and 2001 were as follows:


                                                                                         Net Unrealized Gains (Losses)
                                                                                  -------------------------------------------
                                                                                     Fixed
                                                                                    Maturity        Equity
                                                                                   Securities     Securities       Total
                                                                                  -------------  -------------  -------------
                                                                                                 (In thousands)

Net unrealized gains (losses) on available-for-sale securities as of
  December 31, 1998.............................................................  $      (4,552) $       1,110  $      (3,442)
Changes during the year ended December 31, 1999:
  Change in net unrealized gains and losses on available-for-sale securities....        (38,452)        (4,290)       (42,742)
  Decrease in amortization of deferred policy acquisition costs.................         20,794              -         20,794
  Decrease in deferred income tax liabilities...................................          6,180            845          7,025
                                                                                  -------------  -------------  -------------
Net unrealized gains (losses) on available-for-sale securities as of
  December 31, 1999.............................................................        (16,030)        (2,335)       (18,365)

Changes during the year ended December 31, 2000:
  Change in net unrealized gains and losses on available-for-sale securities....        (10,197)        (6,062)       (16,259)
  Decrease in amortization of deferred policy acquisition costs.................          5,740              -          5,740
  Decrease in deferred income tax liabilities...................................          1,494          2,188          3,682
                                                                                  -------------  -------------  -------------
Net unrealized gains (losses) on available-for-sale securities as of
  December 31, 2000.............................................................        (18,993)        (6,209)       (25,202)

Changes during the year ended December 31, 2001:
  Change in net unrealized gains and losses on available-for-sale securities....         28,869          5,927         34,796
  Increase in amortization of deferred policy acquisition costs.................        (12,993)             -        (12,993)
  Increase in deferred income tax liabilities...................................         (5,001)        (1,349)        (6,350)
                                                                                  -------------  -------------  -------------
Net unrealized gains (losses) on available-for-sale securities as of
  December 31, 2001.............................................................  $      (8,118) $      (1,631) $      (9,749)
                                                                                  -------------  -------------  -------------
                                                                                  -------------  -------------  -------------

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Net Investment Income

      The details of investment income, net of investment expenses, are as follows:

                                                                                 Years Ended December 31,
                                                                         ----------------------------------------
                                                                             2001          2000          1999
                                                                         ------------  ------------  ------------
                                                                                      (In thousands)

Interest on fixed maturity securities.................................   $    138,948  $    112,039  $     94,546
Dividends on equity securities........................................             13           431           213
Interest on policy loans..............................................            625           640           606
Interest on cash and cash equivalents.................................          3,849         3,389         3,780
                                                                         ------------  ------------  ------------
Gross investment income...............................................        143,435       116,499        99,145
Investment expenses...................................................           (413)         (494)         (138)
                                                                         ------------  ------------  ------------
                                                                              143,022       116,005        99,007
Interest credited on insurance policyholder accounts..................       (118,965)      (94,065)      (73,753)
                                                                         ------------  ------------  ------------
Net investment income.................................................   $     24,057  $     21,940  $     25,254
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------

      Investment  expenses  included   professional  fees,  salaries  and  other
allocated costs of investment management and administration.


Realized Gains and Losses

      Information about net and gross realized gains and losses on securities transactions is as follows:

                                                                                 Years Ended December 31,
                                                                         ----------------------------------------
                                                                             2001          2000          1999
                                                                         ------------  ------------  ------------
                                                                                      (In thousands)
Net realized gains (losses) on securities transactions:
Fixed maturities, available-for-sale..................................   $    (44,942) $         13  $     (6,735)
Fixed maturities, held-to-maturity....................................         (5,897)      (28,274)      (36,862)
Equity securities, trading............................................         42,019       186,516        34,403
Equity securities, available-for-sale.................................       (110,028)      (12,709)          613
                                                                         ------------  ------------  ------------
                                                                         $   (118,848) $    145,546  $     (8,581)
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------


                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                                                                                 Years Ended December 31,
                                                                         ----------------------------------------
                                                                             2001          2000          1999
                                                                         ------------  ------------  ------------
                                                                                      (In thousands)
Gross realized gains (losses) on securities transactions:
Fixed maturities, available-for-sale:
  Gross gains.........................................................   $     19,304  $        244  $      2,179
  Gross losses........................................................        (64,246)         (231)       (8,914)
Fixed maturities, held-to-maturity:
  Gross losses........................................................         (5,897)      (28,274)      (36,862)
Equity securities, trading:
  Gross gains.........................................................         43,665       187,717        34,403
  Gross losses........................................................         (1,646)       (1,201)            -
Equity securities, available-for-sale:
  Gross gains.........................................................          1,591           179         7,822
  Gross losses........................................................       (111,619)      (12,888)       (7,209)
                                                                         ------------  ------------  ------------
Net realized investment gains (losses) on securities transactions.....   $   (118,848) $    145,546  $     (8,581)
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------

      During 2001, management determined that five private equity investments in technology companies were other-than-temporarily impaired and consequently $32.8 million of realized losses were reflected in the consolidated income statement. Certain other private corporate debt and equity investments were considered by management to be other-than-temporarily impaired and realized losses totaling $80.3 million were recorded in the consolidated income statement. In addition during 2001, certain public corporate debt securities classified as available-for-sale were considered by management to be other-than-temporarily impaired and realized losses totaling $39.1 million were recorded in the consolidated income statement for the difference between amortized cost and the fair value of these securities.

Listed Equity Securities Held in Escrow

      As a result of third party acquisitions of companies in which the Group held private equity investments during 2001 and 2000, the Group received publicly traded stock in the acquiring companies. In these transactions, a portion, generally 10-15%, of the shares to be received were withheld and deposited into escrow with an escrow agent, to serve as security for any damages caused to the acquiror as a result of any inaccuracy or breach of representations and warranties made by the acquired company, or any action, suit or proceeding pending against the acquired company. The securities have been fully reflected in the consolidated financial statements as of December 31, 2001 and 2000.

      The aggregate market value of the Group's listed equity securities held in escrow as of December 31, 2001 and 2000, was $627,000 and $22,956,000,
respectively. During 2001, the equity securities held in escrow as of December 31, 2000 were released and no claims were made by the acquiring companies. The Group is not aware of any actual or potential claims against the securities held in escrow as of December 31, 2001.

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Note  3. Deferred Policy Acquisition Costs

      Deferred policy acquisition cost activity was as follows:

                                                                                 Years Ended December 31,
                                                                         ----------------------------------------
                                                                             2001          2000          1999
                                                                         ------------  ------------  ------------
                                                                                      (In thousands)
Balance as of January 1...............................................   $    168,102  $    144,518  $    114,681
Deferral of costs relating to:
Commissions...........................................................         33,214        32,634        21,996
Other.................................................................          4,254         6,392         3,844
                                                                         ------------  ------------  ------------
                                                                               37,468        39,026        25,840
Amortization relating to:
Operations............................................................          7,408         9,420         8,324
Investment gains......................................................         16,332        11,735         8,473
                                                                         ------------  ------------  ------------
                                                                               23,740        21,155        16,797
                                                                         ------------  ------------  ------------
Net deferral..........................................................         13,728        17,871         9,043
Adjustment for unrealized losses (gains) on available-for-sale fixed
  maturity securities.................................................        (12,993)        5,740        20,794
Decrease due to foreign exchange......................................            (11)          (27)            -
                                                                         ------------  ------------  ------------
Balance as of December 31                                                $    168,826  $    168,102  $    144,518
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------


Note  4. Reinsurance Assets

      During 2001, the Group's U.S. life insurance subsidiary, London Pacific Life & Annuity Company ("LPLA") entered into a reinsurance agreement to reduce its exposure to mortality risk associated with universal life policies written by LPLA. Under the agreement, approximately 90% of the premiums and benefits payable under specified policies were ceded to another insurance company. LPLA will continue to service the policies, and the reinsurer will pay LPLA a service fee of $27 per in-force policy.

      The reinsurance contract does not relieve LPLA from its obligations to policyholders. A contingent liability exists with respect to insurance ceded which could become a liability should the reinsurer be unable to meet the obligations assumed under the reinsurance agreement. To minimize its exposure, LPLA evaluates the financial condition of its reinsurers and monitors concentrations of credit risk. Additionally, assets related to the reinsured business have been placed in trust for the benefit of LPLA.

      At December 31, 2001, reinsurance assets were $42.0 million, and deferred commission income relating to reinsurance contracts was $6.5 million. The deferred commission income will be amortized into revenue over the remaining life of the universal life business. These amounts relate to one reinsurance agreement with a single reinsurer.

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Note  5. Other Assets

      An analysis of other assets is as follows:

                                                                                December 31,
                                                                         --------------------------
                                                                             2001          2000
                                                                         ------------  ------------
                                                                               (In thousands)

Deferred income tax assets............................................   $     23,308  $      4,277
Property, equipment and leasehold improvements, net...................          4,987         4,901
Intangible assets, net................................................          3,868         4,213
Prepayments...........................................................          2,638         1,901
Receivables:
  Income tax refunds receivable.......................................          9,399         5,520
  Fee income receivable...............................................            774         1,666
  Allowance for doubtful accounts.....................................             (5)           (5)
  Other receivables...................................................          1,387         1,242
  Due from brokers....................................................              -         8,799
Other assets..........................................................              4             4
                                                                         ------------  ------------
Total other assets....................................................   $     46,360  $     32,518
                                                                         ------------  ------------
                                                                         ------------  ------------



Note  6. Intangible Assets

      Intangible assets (included in other assets) consist primarily of goodwill and the cost of acquiring U.S. state life insurance licenses. Intangible asset activity was as follows:

                                                                                Years Ended
                                                                                December 31,
                                                                         --------------------------
                                                                             2001          2000
                                                                         ------------  ------------
                                                                               (In thousands)
Cost:
Balance  as of  January  1............................................   $      8,116  $      8,155
Disposals.............................................................              -           (39)
                                                                         ------------  ------------
Balance as of December 31.............................................          8,116         8,116

Accumulated amortization:
Accumulated amortization as of January 1..............................          3,903         3,480
Amortization recorded.................................................            345           462
Accumulated amortization on disposals.................................              -           (39)
                                                                         ------------  ------------
Accumulated amortization as of December 31............................          4,248         3,903
                                                                         ------------  ------------
Net book value as of December 31......................................   $      3,868  $      4,213
                                                                         ------------  ------------
                                                                         ------------  ------------


                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Note  7. Life Insurance Policy Liabilities

      An analysis of life insurance policy liabilities is as follows:

                                                                                December 31,
                                                                         --------------------------
                                                                             2001          2000
                                                                         ------------  ------------
                                                                               (In thousands)
Future policy benefits:
  Immediate annuities.................................................   $    170,051  $    169,357
Policyholder contract deposits:
  Deferred annuities..................................................      1,812,262     1,468,070
  Universal life products.............................................         48,010        49,574
Other policy claims and benefits......................................          1,529         4,600
                                                                         ------------  ------------
                                                                         $  2,031,852  $  1,691,601
                                                                         ------------  ------------
                                                                         ------------  ------------

      The liability for future policy benefits and policyholder contract deposits was determined based on the following assumptions:

Interest Rate Assumptions

      Credited interest rates for universal life-type products ranged from 4.0% to 6.25% in 2001, and from 5.5% to 6.25% in 2000. Guarantees ranged from 4.0% to 5.5% in both 2001 and 2000. For annuity products, credited interest rates generally ranged from 3.25% to 8.75% in 2001, and from 5.0% to 8.75% in 2000. The interest rates credited on immediate annuities ranged from 1% to 11% in both 2001 and 2000.

Mortality Assumptions

      Assumed mortality rates were generally based on experience multiples applied to Select and Ultimate Tables commonly used in the industry. For immediate annuities, mortality assumptions were based on the 1983 IAM Mortality Table.

Withdrawal Assumptions

      Withdrawal charges on deferred annuities generally ranged from 9% to 12%, grading to zero over a period of up to 12 years. Withdrawal assumptions for individual life insurance policies were based on historical company experience and varied by issue, age, type of coverage and policy duration.


Note  8. Statutory Financial Information and Restrictions

      LPLA prepares financial statements on the basis of statutory accounting practices ("SAP") prescribed or permitted by the insurance department in North Carolina, its state of domicile. Prescribed SAP include a variety of publications promulgated by the National Association of Insurance Commissioners ("NAIC") as well as U.S. state laws, regulations and administrative rules. In 1998, the NAIC adopted codified statutory accounting principles. The purpose of the codification was to create uniformity in statutory financial reporting across the U.S. LPLA adopted the new SAP effective January 1, 2001. The implementation of the new SAP resulted in a decrease in LPLA's statutory surplus of $24.9 million, almost entirely related to deferred income taxes.

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

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

      The new SAP provides for the same principal differences between SAP and GAAP that existed prior to January 1, 2001, except that it established criteria for recognizing deferred income taxes. However, the methodologies used to determine the amount of deferred income taxes are different under the new SAP than under GAAP.

      A comparison of net income and statutory capital and surplus of LPLA determined on the basis of SAP to net income and shareholder's equity of LPLA on the basis of GAAP is as follows:

                                                                             2001              2000             1999
                                                                         ------------      ------------     ------------
                                                                                          (In thousands)
Statutory Accounting Practices:
Net income (loss) for the years ended December 31.....................   $    (42,261)     $    (13,246)    $        993
Statutory capital and surplus as of December 31.......................         82,945           152,955          166,701

Generally Accepted Accounting Principles:
Net income (loss) for the years ended December 31.....................       (120,739)          (33,538)          95,593
Shareholder's equity as of December 31................................   $    118,526      $    179,097     $    215,134


      Risk based capital ("RBC") requirements promulgated by the NAIC require life insurers to maintain minimum capitalization levels that are determined based on formulas incorporating credit risk, insurance risk, interest rate risk and general business risk. As of December 31, 2001, LPLA's adjusted capital and surplus exceeded its authorized control level of RBC. Included within the statutory capital and surplus as of December 31, 2001 and 2000 shown above were $15,000,000 and $20,000,000, respectively, of notes issued by LPLA to a sister company.

      The insurance statutes of the state of domicile limit the amount of dividends that LPLA can pay annually without first obtaining regulatory approval. Generally, the limitations are based on a combination of statutory net gain from operations for the preceding year, 10% of statutory surplus at the end of the preceding year, and dividends and distributions made during the preceding twelve months. No dividends can be paid by LPLA during 2002 without regulatory approval.

      London Pacific Assurance Limited ("LPAL") is regulated by the Jersey Financial Services Commission ("JFSC") and under Article 6 of the Insurance Business (Jersey) Law 1996 is permitted to conduct long-term insurance business. LPAL is required to submit annual audited financial statements (prepared under U.S. GAAP which is permitted), and an audited annual filing to the JFSC in the format consistent with that required by the Insurance Directorate of HM Treasury in the United Kingdom. The annual filing submitted by LPAL must be accompanied by a Certificate from the Appointed Actuary that based on sufficiently prudent

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES assumptions, assets are sufficient to cover all liabilities. The annual filing contains a report from the Appointed Actuary on the matching of investments to liabilities.

      The JFSC sets out the conditions with which LPAL must comply and determines the reporting requirements and the frequency of reporting. These conditions include: (i) LPAL must hold, at all times, approved assets at least equal to the long-term insurance fund plus the required minimum solvency margin,
(ii) the margin of solvency must be the greater of GBP50,000 or 2.5% of the value of the long-term business fund, (iii) a maximum of 20% of the approved assets necessary to cover the long-term insurance fund and the required minimum solvency margin may be held in private equity investments, and (iv) assets equal to not less than 90% of liabilities must be placed with approved independent custodians. As of December 31, 2001, LPAL met all of these conditions.

      LPAL is also required under the insurance laws to appoint an actuary. The actuary must be qualified as defined under the laws and is required to supervise the long-term insurance fund. No transfers, except in satisfaction of long-term insurance business liabilities, including dividends, are permitted from the long-term insurance fund without written consent from the actuary.


Note  9. Notes Payable

      In June 2001, the Group's credit facility with a bank was extended until May 2003, under which the Group may borrow up to $50,000,000 for general corporate purposes. As of December 31, 2001 and 2000, $36,874,000 and $35,556,000, respectively, was outstanding under this credit facility, and $12,704,000 and $14,074,000, respectively, was utilized in the form of letters of credit and guarantees in connection with certain portfolio companies which are highly leveraged. The credit facility bears interest at variable rates based on LIBOR. The annual interest rate on borrowings as of December 31, 2001 and 2000 was 3.0% and 7.375%, respectively, and commitment fees were charged at 0.375% per annum on the unutilized balance during 2001 and 2000. The facility may be extended annually by mutual consent of the Group and the lender after May 2003. The final lump sum repayment date of the credit facility is May 2003 unless extended.


Note  10. Income Taxes

      The Group is subject to taxation on its income in all countries in which it operates based upon the taxable income arising in each country. However, realized gains on certain investments are exempt from Jersey and Guernsey taxation. This and other tax benefits which may not recur have reduced the tax charge in 2001, 2000 and 1999.

      The Group is subject to income tax in Jersey at a rate of 20%. In the United States, the Group is subject to both federal and California taxes charged at 34-35% and 8.84%, respectively.

      A breakdown of the Group's income (loss) before income taxes by tax jurisdiction follows:

                                                                                 Years Ended December 31,
                                                                         ----------------------------------------
                                                                             2001          2000          1999
                                                                         ------------  ------------  ------------
                                                                                      (In thousands)

Income (loss) before income taxes:
Jersey, Guernsey and United Kingdom...................................   $   (224,085) $     70,227  $    165,576
United States.........................................................       (177,142)      (55,217)      140,086
                                                                         ------------  ------------  ------------
Total income (loss) before income taxes...............................   $   (401,227) $     15,010  $    305,662
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

      The provision for income taxes differs from the amount computed by applying the Jersey, Channel Islands statutory income tax rate of 20% to income before income taxes. The sources and tax effects of the difference are as follows:

                                                                                 Years Ended December 31,
                                                                         ----------------------------------------
                                                                             2001          2000          1999
                                                                         ------------  ------------  ------------
                                                                                      (In thousands)

Income taxes computed at Jersey statutory income tax rate of 20%......   $    (80,245) $      3,002  $     61,132
Realized and unrealized investment gains not subject to taxation in
  Jersey (losses not deductible)......................................         30,550       (37,344)          112
Other losses not deductible in Jersey.................................            627         1,676           796
Income in Guernsey not subject to taxation (losses not deductible)....         15,141        23,171       (32,414)
Taxes on income at higher than 20% statutory Jersey rate:
  Realized and unrealized investment gains and losses in the U.S......        (24,781)       (6,273)       22,793
  Other income and losses in the U.S..................................          2,165          (626)        1,375
Adjustment of prior years' provisions.................................              -        (1,053)            -
Other.................................................................            100             -            (8)
                                                                         ------------  ------------  ------------
Actual tax expense (benefit)..........................................   $    (56,443) $    (17,447) $     53,786
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------

      The components of the actual tax expense (benefit) are as follows:

                                                                                 Years Ended December 31,
                                                                         ----------------------------------------
                                                                             2001          2000          1999
                                                                         ------------  ------------  ------------
                                                                                      (In thousands)
Jersey, Guernsey and United Kingdom:
  Current tax expense.................................................   $      1,601  $      1,549  $      1,602
  Deferred tax expense................................................              -             -             -

United States:
  Current tax expense (benefit).......................................          8,763        (6,494)       (2,081)
  Deferred tax expense (benefit)......................................        (66,807)      (12,502)       54,265
                                                                         ------------  ------------  ------------
Total actual tax expense (benefit)....................................   $    (56,443) $    (17,447) $     53,786
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------

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

      The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below. Net deferred income tax assets existed as of December 31, 2001, and net deferred income tax liabilities existed as of December 31, 2000, in the U.S. life insurance subsidiary which files a separate U.S. federal tax return. Net deferred income tax assets existed as of December 31, 2001 and 2000 in the U.S. non-life insurance subsidiaries which file consolidated federal tax returns for two separate non-life insurance groups.

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                                                                                       December 31,
                                                                                --------------------------
                                                                                    2001          2000
                                                                                ------------  ------------
                                                                                      (In thousands)
U.S. non-life insurance subsidiaries:

Deferred income tax assets:
Net operating loss carry forwards.............................................  $      5,712  $      6,553
Revenues and expenses recognized on a cash basis for income tax purposes......         1,124         1,713
Unrealized losses on investments..............................................           186             -
Other assets..................................................................         2,705         2,490
Valuation allowance...........................................................        (3,462)       (6,121)
                                                                                ------------  ------------
Deferred income tax assets, net of valuation allowance........................         6,265         4,635

Deferred income tax liabilities:
Depreciation, amortization and other..........................................          (402)         (358)
Other liabilities.............................................................          (359)            -
                                                                                ------------  ------------
                                                                                        (761)         (358)
                                                                                ------------  ------------
Net deferred income tax assets - U.S. non-life insurance subsidiaries.........         5,504  $      4,277
                                                                                ------------  ------------
                                                                                              ------------
U.S. life insurance subsidiary:

Deferred income tax assets:
Net operating loss carry forwards.............................................             -         6,822
Unrealized losses on investments..............................................        31,549        27,967
Insurance policyholder liabilities............................................        32,752        27,013
Other assets..................................................................         2,811            26
                                                                                ------------  ------------
                                                                                      67,112        61,828
                                                                                ------------  ------------
Deferred income tax liabilities:
Unrealized gains on investments...............................................             -       (46,687)
Accretion recognized on a cash basis for income tax purposes..................        (4,255)       (3,830)
Cost of policies produced.....................................................       (40,053)      (52,757)
Other liabilities.............................................................        (5,000)         (141)
                                                                                ------------  ------------
                                                                                     (49,308)     (103,415)
                                                                                ------------  ------------
Net deferred income tax assets (liabilities) - U.S. life insurance subsidiary.        17,804       (41,587)
                                                                                ------------  ------------
Total net deferred income tax assets (liabilities)............................  $     23,308  $    (41,587)
                                                                                ------------  ------------
                                                                                ------------  ------------


                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

      As of December 31, 2001, the U.S. non-life insurance subsidiaries had pre-tax federal net operating loss carrryforwards of approximately $13.8 million expiring as follows: approximately $1.6 million from 2002 to 2019, and approximately $12.2 million from 2020 to 2021. These subsidiaries have California net operating loss carryforwards of approximately $11.5 million expiring as follows: approximately $2.7 million from 2002 to 2004, and approximately $8.8 million from 2010 to 2011. The Group has recorded a valuation allowance of $589,000 as of December 31, 2001 for those carryforward amounts that are expected to expire prior to being utilized.

      Income taxes in the following amounts would have arisen if the distributable earnings of subsidiaries were remitted to the parent. No provision for deferred income taxes has been made for these potential liabilities, as there is currently no intention to distribute such earnings.

                                                                                       December 31,
                                                                         ----------------------------------------
                                                                             2001          2000          1999
                                                                         ------------  ------------  ------------
                                                                                      (In thousands)

Potential tax liability on distributable earnings of subsidiaries.....   $     11,260  $     24,507  $     30,985
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------


Note  11. Shareholders' Equity

      The Company has authorized 86,400,000 Ordinary Shares with a par value of $0.05 per share. As of December 31, 2001 and 2000, there were 64,439,073 and 64,433,313 Ordinary Shares issued and outstanding, respectively.

      Changes in the number of Ordinary Shares were as follows:

                                                                                 Years Ended December 31,
                                                                         ----------------------------------------
                                                                             2001          2000          1999
                                                                         ------------  ------------  ------------
                                                                                      (In thousands)

Shares issued as of January 1.........................................         64,433        64,433        64,424
New share capital issued..............................................              6             -             9
                                                                         ------------  ------------  ------------
Shares issued as of December 31.......................................         64,439        64,433        64,433
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------


      Total dividends declared and paid were $0.29 gross per Ordinary Share ($0.232 net of 20% Jersey tax) and $0.232 per ADS (net of 20% Jersey tax) during each of the years ended December 31, 2001, 2000 and 1999, or $11,802,000, $11,625,000 and $11,446,000, respectively, in total. Dividends per ADS have been restated to reflect the four-for-one split in March 2000.

      Accumulated other comprehensive income (loss) consists of two components, foreign currency translation adjustments and the change in net unrealized gains and losses of available-for-sale securities. Accumulated foreign currency translation adjustments were $(157,000), $(42,000) and $0 as of December 31, 2001, 2000 and 1999, respectively. The accumulated change in net unrealized gains and losses on available-for-sale securities were $(9,749,000), $(25,202,000) and $(18,365,000) as of December 31, 2001, 2000 and 1999,
respectively.

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

      The Group has two share incentive plans as described in Note 15 to the Consolidated Financial Statements. Under the terms of these plans, shares of the Company may be purchased in the open market and held in trust. These shares are owned by the employee benefit trusts, which are subsidiaries of the Company for financial reporting purposes.

      Changes in the number of shares held by The London Pacific Group 1990 Employee Share Option Trust ("ESOT") and the Agent Loyalty Opportunity Trust ("ALOT") were as follows:

                                                            Years Ended December 31,
                               ----------------------------------------------------------------------------------
                                          2001                        2000                        1999
                               --------------------------  --------------------------  --------------------------
                                   ESOT          ALOT          ESOT          ALOT          ESOT          ALOT
                               ------------  ------------  ------------  ------------  ------------  ------------
                                                                 (In thousands)

Shares held as of January 1....      12,374           438        14,682           650        14,527           650
Purchased......................       1,027             -           694             -           865             -
Exercised......................        (141)            -        (3,214)            -          (710)            -
Transferred between trusts                -             -           212          (212)            -             -
                               ------------  ------------  ------------  ------------  ------------  ------------
Shares held as of December 31..      13,260*          438        12,374*          438        14,682           650
                               ------------  ------------  ------------  ------------  ------------  ------------
                               ------------  ------------  ------------  ------------  ------------  ------------

* 834,000 and 604,000 held in ADR form for the years ended December 31, 2001 and 2000, respectively.


Note  12. Commitments and Contingencies

Lease Commitments

      The Group leases furniture, fixtures and equipment under capital and operating leases with terms in excess of one year. The Group also leases office space under operating leases. Total rent expense on operating leases was $1,610,000, $1,237,000 and $1,442,000 for the years ended December 31, 2001,
2000 and 1999, respectively.

      Future minimum lease payments required under capital and non-cancellable operating leases with terms of one year or more, as of December 31, 2001, were as follows:


                                                                             Capital      Operating
                                                                             Leases        Leases
                                                                           ------------  ------------
                                                                                 (In thousands)

2002..................................................................     $        269  $      1,071
2003..................................................................              166         1,326
2004..................................................................               65         1,325
2005..................................................................               30         1,193
2006..................................................................                2         1,093
2007 and thereafter...................................................                -         6,279
                                                                           ------------  ------------
Total.................................................................              532       $12,287
                                                                                         ------------
                                                                                         ------------
Less amounts representing interest....................................              (57)
                                                                           ------------
Present value of net minimum lease payments...........................     $        475
                                                                           ------------
                                                                           ------------


                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Letters of Credit and Guarantees

      For disclosure of letters of credit and guarantees, see Note 9 to the Consolidated Financial Statements.


Note  13. Fair Value of Financial Instruments

      Substantially all financial instruments used in the Group's trading and investing activities are carried at fair value or amounts that approximate fair value. Fair value is based generally on listed market prices or broker-dealer price quotations. To the extent that prices are not readily available, estimated fair value is based on valuation methodologies performed by management, which evaluate company, industry, geographical and overall equity market factors that would influence the security's fair value.

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

      The carrying values and estimated fair values of the Group's financial instruments were as follows:

                                                                                December 31,
                                                           ------------------------------------------------------
                                                                      2001                        2000
                                                           --------------------------  --------------------------
                                                             Carrying     Estimated      Carrying     Estimated
                                                              Value       Fair Value      Value       Fair Value
                                                           ------------  ------------  ------------  ------------
                                                                               (In thousands)

Financial assets:
Cash and cash equivalents..............................    $     82,417  $     82,417  $    114,285  $    114,285
Investments:
  Fixed maturities:
    Available-for-sale.................................       1,562,790     1,562,790     1,292,015     1,292,015
    Held-to-maturity...................................          98,619       100,936       127,514       129,400
  Equity securities:
    Trading............................................          81,787        81,787       353,896       353,896
    Available-for-sale.................................         181,927       181,927       229,403       229,403
  Policy loans.........................................          10,529        10,529        10,301        10,301
Assets held in separate accounts.......................         227,675       227,675       206,325       206,325

Financial liabilities:
Life insurance policy liabilities......................       2,031,852     1,917,383     1,691,601     1,597,951
Liabilities related to separate accounts...............         226,015       212,976       203,806       188,683
Notes payable..........................................          36,874        36,874        35,556        35,556


                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

      The following methods and assumptions were used by the Group in estimating the fair value of the financial instruments presented:

Cash and Cash Equivalents: The carrying amounts reported in the consolidated balance sheet for these instruments approximated fair value.

Fixed Maturity Securities: Fair values for actively traded fixed maturity securities classified as available-for-sale and held-to-maturity were generally based upon quoted market prices. Fair values for private corporate debt securities were based on the results of valuation methodologies performed by management.

Equity Securities:
a) Trading Securities: Fair values for equity securities classified as trading were based on quoted market prices.

b) Available-for-Sale Securities: Fair values for equity securities classified as available-for-sale were based upon the results of management's valuation methodologies, including analysis of company, industry, geographical and overall equity market factors which influence fair value.

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

Note  14. Employee Benefit Plan

1993  Deferred Compensation Plan

      The  Group  sponsors  a  deferred   compensation  plan  for  certain  U.S.
employees.   It  is  designed  to  allow  these  employees  the  opportunity  to participate in the potential gains to be realized by the Group from selected private company investments made by the Group. Plan participants may elect to defer payment of all or a portion of their compensation and then to invest in, on a "phantom" basis, securities which mirror the performance of private investments made by the Group. The participants do not actually own the underlying securities and do not risk their original principal amount deemed to be invested in the underlying securities. Under the terms of the plan, as amended, participants may elect to receive in cash, or to rollover into the plan, "redemption" amounts (e.g., amounts realized in cash by the Group on the underlying investments, return of principal amounts upon reaching specified expiration dates, or amounts related to an annual election to

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES redeem out of certain publicly traded underlying securities). The Group does not fund this plan and the rights of the participants to receive payments from the plan are unsecured claims against the Group.

      The Group's liability under this plan was as follows:

                                                                                  December 31,
                                                                           --------------------------
                                                                               2001          2000
                                                                           ------------  ------------
                                                                                 (In thousands)
Employee deferrals and realized appreciation of underlying investments
  credited to participants...............................................  $      2,691  $      3,740
Unrealized appreciation of underlying investments not yet credited to
  participants...........................................................            29         1,662
                                                                           ------------  ------------
Deferred compensation liability..........................................  $      2,720  $      5,402
                                                                           ------------  ------------
                                                                           ------------  ------------

      The Group recognized expense related to this deferred compensation plan of $1,412,000 and $2,476,000 for the years ended December 31, 2000 and 1999, respectively. For the year ended December 31, 2001, there was a credit to expense of $943,000 due to the reversal of unrealized appreciation on certain underlying listed investments.


Note  15. Share Incentive Plans

      The Group has two share incentive plans for employees, agents and directors of London Pacific Group Limited and its subsidiaries that provide for the issuance of share options and stock appreciation rights.

Employee Share Option Trust

      The London Pacific Group 1990 Employee Share Option Trust ("ESOT"), which was approved by shareholders in 1990, provides for the granting of share options to employees and directors. The objectives of this plan include retaining the best personnel and providing for additional performance incentives. Options are generally granted with an exercise price equal to the fair market value at the date of grant. Such grants to employees are generally exercisable in four equal annual installments beginning one year from the date of grant, subject to employment continuation, and expire seven or ten years from the date of grant. Such grants to directors are fully vested on the date of grant and expire seven or ten years from the date of the grant.

      The ESOT may purchase shares of the Company in the open market, funded each year by a loan from the Company or its subsidiaries. While the loan is limited up to an annual maximum of 5% of the consolidated net assets of the Group, the ESOT is not limited as to the number of options that may be granted. The loan is secured by the shares held in the trust is interest free and is eliminated in the consolidated financial statements. The ESOT has waived its entitlement to dividends on any shares held. See Note 11 to the Consolidated Financial Statements for a summary of the share activity within the ESOT.

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

      Share option activity for the years ended December 31, 2001, 2000 and 1999 was as follows:

                                                      2001                         2000                         1999
                                           --------------------------   --------------------------   --------------------------
                                                           Weighted                     Weighted                     Weighted
                                              Number       Average         Number       Average         Number       Average
                                                of         Exercise          of         Exercise          of         Exercise
(Options in thousands)                        Options        Pice          Options        Pice          Options        Pice
                                           ------------  ------------   ------------  ------------   ------------  ------------

Outstanding as of January 1................      12,213  $       4.32         15,256  $       3.61         14,215  $       3.47
Granted....................................       2,388          5.19(1)         431         19.55          1,852          4.50
Exercised..................................        (141)         3.13         (3,214)         2.62           (710)         3.30
Forfeited..................................         (89)        12.44           (160)        12.59           (101)         3.32
Expired....................................      (1,108)         2.48           (100)         2.50              -             -
                                           ------------  ------------   ------------  ------------   ------------  ------------
Outstanding as of December 31..............      13,263  $       4.59         12,213  $       4.32         15,256  $       3.61
                                           ------------  ------------   ------------  ------------   ------------  ------------
                                           ------------  ------------   ------------  ------------   ------------  ------------

Options exercisable as of December 31......      11,757  $       4.44          9,632  $       4.05         11,444  $       3.54
                                           ------------  ------------   ------------  ------------   ------------  ------------
                                           ------------  ------------   ------------  ------------   ------------  ------------

(1) Of the options granted during 2001, those granted at market price had a weighted average exercise price of $5.44 and those granted less than market price had a weighted average exercise price of $2.46. All options granted during 2000 and 1999 were granted at market price.


      The Group accounts for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." In accordance with APB 25, the Group recorded compensation expense relating to stock options of $530,000 in 2001 and $2,943,000 in 2000. This expense represented the difference between the exercise price of options and the market value of the underlying shares at the date of grant or modification and was recognized in full as all options were fully vested. The Group extended the expiration date on 310,000 outstanding options during 2000. Of the options modified, 250,000 were extended for an additional three years from the original date of expiration, and 60,000 were extended for an additional ten years from the date of modification.

      Had compensation expense for the Group's ESOT activity been determined based upon the fair value method in accordance with Statement of Financial Accounting Standard No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation," the Group's net income and earnings per share and ADS would have been reduced to the pro forma amounts as follows:

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                                                                                 Years Ended December 31,
                                                                         ----------------------------------------
                                                                             2001          2000          1999
                                                                         ------------  ------------  ------------
                                                                               (In thousands, except per share
                                                                                       and ADS amounts)
Net income (loss):
As reported...........................................................   $   (344,784) $     32,457  $    251,876
Pro forma.............................................................       (349,419)       30,896       250,971
Basic earnings (loss) per share and ADS (1):
As reported...........................................................          (6.76)         0.64          5.05
Pro forma.............................................................          (6.85)         0.61          5.03
Diluted earnings (loss) per share and ADS (1):
As reported...........................................................          (6.76)         0.53          4.54
Pro forma.............................................................          (6.85)         0.51          4.53
Weighted average fair value of options granted
  at market price during year.........................................           2.38          9.24          0.76
Weighted average fair value of options granted
  at less than market price during year...............................   $       2.86  $          -  $          -

(1) ADS amounts have been restated to reflect the four-for-one split in March 2000.


      The pro forma disclosures shown above were calculated for all options granted after December 31, 1994 using a Black-Scholes option pricing model with the following assumptions:

                                                                             2001          2000          1999
                                                                         ------------  ------------  ------------
Expected dividend yield (2)...........................................              -             -             -
Expected stock price volatility.......................................            76%           67%           31%
Risk-free interest rate...............................................          5.09%         6.07%         5.49%
Weighted average expected life (in years).............................              5             5             5

(2) As the Company has paid a constant dividend amount for these years, a deduction to the share price was made in the amount of the net present value of the dividend and the dividend yield in the option pricing model was set to zero.

      Summary information about the Group's share options outstanding as of December 31, 2001 is as follows:

                                           Options Outstanding                          Options Exercisable
                              ---------------------------------------------        -----------------------------
                                                Weighted
                                                 Average         Weighted                            Weighted
          Range of                              Remaining         Average                             Average
          Exercise              Number          Contractual      Exercise            Number          Exercise
           Prices              Outstanding        Life            Price              Exercisable       Price
        ---------------       -------------   -------------   -------------        -------------   -------------
                              (In thousands)     (Years)                            (In thousands)

        $ 1.00 - $ 5.00               8,278            2.58   $        3.36                7,313   $        3.36
          5.01 -  10.00               4,673            5.83            5.84                4,291            5.75
         10.01 -  15.00                  65            5.42           12.75                   16           12.75
         15.01 -  20.00                 147            8.65           19.18                   37           19.18
         20.01 -  25.00                 100            8.68           21.00                  100           21.00
        ---------------       -------------   -------------   -------------        -------------   -------------
        $ 1.00 - $25.00              13,263            3.85   $        4.59               11,757   $        4.44
        ---------------       -------------   -------------   -------------        -------------   -------------
        ---------------       -------------   -------------   -------------        -------------   -------------


                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Agent Loyalty Opportunity Trust

      The Agent Loyalty Opportunity Trust ("ALOT") provides for the granting of stock appreciation rights ("SARs") on the Company's Ordinary Shares to agents of the U.S. life insurance business. The ALOT was established in 1997 without shareholders approval. Each award unit entitles the holder to cash compensation equal to the difference between the Company's prevailing share price and the exercise price. The award units are exercisable in four equal annual installments commencing on the first anniversary of the date of grant and are forfeited upon termination of the agency contract. Vesting of the award in any given year is also contingent on the holder of the award surpassing a predetermined benchmark tied to sales and persistency. The SARs expire seven years from the date of grant.

      The ALOT may purchase Ordinary Shares in the open market, funded by a loan from a Group subsidiary. The loan is secured by the shares held in the trust and bears interest based upon the trust's net income before interest for each financial period. The trust receives dividends on all Ordinary Shares held. The loan, interest income, and dividend income are eliminated in the consolidated financial statements. See Note 11 to the Consolidated Financial Statements for a summary of the share activity within the ALOT.

      SAR activity for the years ended December 31, 2001, 2000 and 1999 was as follows:


                                                      2001                         2000                         1999
                                           --------------------------   --------------------------   --------------------------
                                                           Weighted                     Weighted                     Weighted
                                              Number       Average         Number       Average         Number       Average
                                             of Award      Exercise       of Award      Exercise       of Award      Exercise
(Award units in thousands)                    Units          Pice          Units          Pice          Units          Pice
                                           ------------  ------------   ------------  ------------   ------------  ------------

Outstanding as of January 1................         438  $       3.71            576  $       3.65            613  $       3.35
Granted....................................           -             -              -             -             94          5.19
Exercised..................................         (10)         3.46           (109)         3.50            (84)         3.35
Forfeited..................................         (24)         3.41            (29)         3.35            (47)         3.35
                                           ------------  ------------   ------------  ------------   ------------  ------------
Outstanding as of December 31..............         404  $       3.73            438  $       3.71            576  $       3.65
                                           ------------  ------------   ------------  ------------   ------------  ------------
                                           ------------  ------------   ------------  ------------   ------------  ------------

Award units exercisable as of December 31..         173  $       3.64             68  $       3.62             62  $       3.35
                                           ------------  ------------   ------------  ------------   ------------  ------------
                                           ------------  ------------   ------------  ------------   ------------  ------------

      Summary information about the Group's SARs outstanding as of December 31, 2001 is as follows:

                                         Award Units Outstanding                      Award Units Exercisable
                              ---------------------------------------------        -----------------------------
                                                Weighted
                                                 Average         Weighted                            Weighted
          Range of                              Remaining         Average                             Average
          Exercise              Number          Contractual      Exercise            Number          Exercise
           Prices              Outstanding        Life            Price              Exercisable       Price
        ---------------       -------------   -------------   -------------        -------------   -------------
                              (In thousands)     (Years)                            (In thousands)
        $          3.35                 320            3.00   $        3.35                  146   $        3.35
                   5.19                  84            4.28            5.19                   27            5.19
        ---------------       -------------   -------------   -------------        -------------   -------------
        $ 3.35 - $ 5.19                 404            3.26   $        3.73                  173   $        3.64
        ---------------       -------------   -------------   -------------        -------------   -------------
        ---------------       -------------   -------------   -------------        -------------   -------------


                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

      In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25," which was effective for all awards granted after July 1, 2000.

      Compensation expense relating to award grants in the ALOT was accounted for under APB 25, prior to the issuance of FIN 44. Thus, no expense was recognized at the grant dates because all awards were made with an exercise price equal to the prevailing market value. However, compensation expense of $20,000, $1,943,000 and $300,000 for the years ended December 31, 2001, 2000 and
1999, respectively, was recognized. This compensation expense was capitalized in the consolidated balance sheet as deferred policy acquisition costs, in accordance with the Group's accounting policy as stated in Note 1 to the Consolidated Financial Statements.


Note  16. Earnings Per Share and ADS

      A reconciliation of the numerators and denominators for the basic and diluted earnings per share calculations in accordance with Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings per Share," is as follows:

                                                                                 Years Ended December 31,
                                                                         ----------------------------------------
                                                                             2001          2000          1999
                                                                         ------------  ------------  ------------
                                                                               (In thousands, except per share
                                                                                       and ADS amounts)
Net income (loss).....................................................   $   (344,784) $     32,457  $    251,876

Basic earnings per share and ADS:
Weighted average number of Ordinary Shares outstanding,
  excluding shares held by the employee benefit trusts................     50,984,146    50,794,731    49,891,778
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------

Basic earnings (loss) per share and ADS...............................   $      (6.76) $       0.64  $       5.05
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------
Diluted earnings per share and ADS:
Weighted average number of Ordinary Shares outstanding,
  excluding shares held by the employee benefit trusts................     50,984,146    50,794,731    49,891,778
Effect of dilutive securities (employee share options)................              -     9,932,897     5,553,591
                                                                         ------------  ------------  ------------
Weighted average Ordinary Shares used in diluted earnings per
  share calculations..................................................     50,984,146    60,727,628    55,445,369
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------

Diluted earnings (loss) per share and ADS.............................   $      (6.76) $       0.53  $       4.54
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------

      As the Group recorded a net loss for the year ended December 31, 2001, the calculation of diluted earnings per share for this year does not include potentially dilutive employee share options as they are anti-dilutive and would result in a reduction of net loss per share. If the Group had reported net income for the year ended December 31, 2001, there would have been an additional 3,022,963 shares included in the calculation of diluted earnings per share.

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

      Earnings per ADS are equivalent to earnings per Ordinary Share, following the four-for-one split of ADSs which was effective from the close of business on March 23, 2000. All ADS amounts have been restated to reflect this split.


Note  17. Transactions with Related Parties

      The Group paid legal fees of approximately $60,000, $418,000 and $560,000 during 2001, 2000 and 1999, respectively, to a law firm of which one of its directors, Victor A. Hebert, is a member.


Note  18. Business Segment and Geographical Information

      The Group's reportable operating segments are classified according to its principal businesses, which are: life insurance and annuities, financial advisory services, asset management and venture capital management.

      Intercompany transfers between reportable operating segments are accounted for at prices which are designed to be representative of unaffiliated third party transactions. During the years ended December 31, 2001, 2000 and 1999, there were included in the asset management and venture capital management segments, portfolio management fees from the life insurance and annuities segment of $11,878,000, $10,249,000 and $9,540,000, respectively. These management fees have been approved by the insurance regulatory body in the life insurance company's U.S. state of domicile.

      Summary revenue and investment gain (loss) information by geographic segment, based on the domicile of the Group company generating those revenues, is as follows:

                                                                                 Years Ended December 31,
                                                                         ----------------------------------------
                                                                             2001          2000          1999
                                                                         ------------  ------------  ------------
                                                                                      (In thousands)
Jersey................................................................   $   (145,358) $    181,516  $     (4,956)
Guernsey..............................................................        (59,268)      (99,098)      195,107
United States.........................................................            880       107,103       282,415
                                                                         ------------  ------------  ------------
Consolidated revenues and net investment gains (losses)...............   $   (203,746) $    189,521  $    472,566
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------


      Total assets by geographic segment were as follows:

                                                                                December 31,
                                                                         --------------------------
                                                                             2001          2000
                                                                         ------------  ------------
                                                                               (In thousands)
Jersey................................................................   $     50,319  $    251,255
Guernsey..............................................................        166,657       176,173
United States.........................................................      2,319,352     2,135,560
                                                                         ------------  ------------
Consolidated total assets.............................................   $  2,536,328  $  2,562,988
                                                                         ------------  ------------
                                                                         ------------  ------------

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

      Revenues and income before taxes for the Group's reportable operating segments, based on management's internal reporting structure, were as follows:

                                                                                 Years Ended December 31,
                                                                         ----------------------------------------
                                                                             2001          2000          1999
                                                                         ------------  ------------  ------------
                                                                                      (In thousands)
Revenues:
Life insurance and annuities (1), (2), (3)............................   $   (190,471) $    256,658  $    251,180
Financial advisory services...........................................         18,627        22,952        19,913
Asset management (2)..................................................          6,764         7,799         6,826
Venture capital management (3)........................................        (40,670)      (99,462)      191,811
                                                                         ------------  ------------  ------------
                                                                             (205,750)      187,947       469,730
Reconciliation of segment amounts to consolidated amounts:
Interest income.......................................................          2,004         1,574         2,836
                                                                         ------------  ------------  ------------
Consolidated revenues and net investment gains (losses)...............   $   (203,746) $    189,521  $    472,566
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------
Income before income taxes:
Life insurance and annuities (1), (2), (3)............................   $   (341,703) $    132,671  $    147,753
Financial advisory services...........................................         (3,638)       (2,261)          166
Asset management (2)..................................................          1,533         1,778         1,036
Venture capital management (3)........................................        (51,262)     (110,444)      158,627
                                                                         ------------  ------------  ------------
                                                                             (395,070)       21,744       307,582
Reconciliation of segment amounts to consolidated amounts:
Interest income.......................................................          2,004         1,574         2,836
Corporate expenses....................................................         (5,692)       (7,388)       (4,366)
Goodwill amortization.................................................           (221)         (248)         (348)
Interest expense......................................................         (2,248)         (672)          (42)
                                                                         ------------  ------------  ------------
Consolidated income (loss) before income taxes........................   $   (401,227) $     15,010  $    305,662
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------

-------------------------------------
(1) Netted against the revenues (investment income) of the life insurance and annuities segment are management fees paid to the asset management and venture capital management segments of $11,878,000, $10,249,000 and $9,540,000 in 2001, 2000 and 1999, respectively.

(2) Included in the revenues of the asset management segment are management fees from the life insurance and annuities segment of $1,954,000, $2,775,000 and $1,597,000 in 2001, 2000 and 1999, respectively.

(3)   Included in the  revenues of the venture  capital  management  segment are management fees from the life insurance and annuities segment of $9,924,000, $7,474,000 and $7,943,000 in 2001, 2000 and 1999,
      respectively.

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

      Assets attributable to each of the Group's reportable operating segments, based on management's reporting structure, were as follows:

                                                                                December 31,
                                                                         --------------------------
                                                                             2001          2000
                                                                         ------------  ------------
                                                                               (In thousands)
Assets:
Life insurance and annuities..........................................   $  2,416,900  $  2,360,806
Financial advisory services...........................................         10,199         9,966
Asset management......................................................          8,334         8,749
Venture capital management............................................         46,253       109,604
Corporate and other...................................................         54,642        73,863
                                                                         ------------  ------------
Consolidated total assets.............................................   $  2,536,328  $  2,562,988
                                                                         ------------  ------------
                                                                         ------------  ------------


Note  19. Selected Quarterly Financial Information (Unaudited)

      Unaudited quarterly financial information (in thousands, except per share and ADS amounts) is as follows:

                                                                                          2001
                                                          --------------------------------------------------------------------
                                                             First        Second          Third        Fourth        Full
                                                            Quarter       Quarter        Quarter       Quarter       Year
                                                          ------------  ------------  ------------  ------------  ------------
Revenues including net investment gains (losses).......   $   (144,571) $     75,959  $   (114,902) $    (20,232) $   (203,746)
Income (loss) before income taxes......................       (191,618)       26,108      (165,501)      (70,216)     (401,227)
Net income (loss)......................................       (180,226)       29,383      (144,445)      (49,496)     (344,784)
Basic earnings (loss) per share and ADS................          (3.50)         0.58         (2.85)        (0.98)        (6.76)
Diluted earnings (loss) per share and ADS..............   $      (3.50) $       0.54  $      (2.85) $      (0.98) $      (6.76)

                                                                                          2000
                                                          --------------------------------------------------------------------
                                                             First        Second          Third        Fourth        Full
                                                            Quarter       Quarter        Quarter       Quarter       Year
                                                          ------------  ------------  ------------  ------------  ------------
Revenues including net investment gains (losses).......   $    (25,984) $    454,531  $     64,573  $   (303,599) $    189,521
Income (loss) before income taxes......................        (65,015)      410,156        21,114      (351,245)       15,010
Net income (loss)......................................        (55,538)      339,831        29,061      (280,897)       32,457
Basic earnings (loss) per share and ADS................          (1.11)         6.57          0.56         (5.42)         0.64
Diluted earnings (loss) per share and ADS..............   $      (1.11) $       5.62  $       0.47  $      (5.42) $       0.53

      Due to the method required by SFAS 128 to calculate per share and ADS amounts, the quarterly per share and ADS amounts do not total to the full year per share and ADS amounts.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None.

                                    PART III

      Certain information required by Part III is omitted from this Form 10-K and is incorporated by reference to the Company's definitive Proxy Statement for its Annual Meeting of Shareholders to be held on May 7, 2002 (the "Proxy Statement"), which will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.


Item  10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

      The executive officers of the Company are as follows:

      Arthur I. Trueger, Executive Chairman: Mr. Trueger, age 53, is the founder and a principal shareholder of London Pacific Group Limited. He has worked for the Company for more than 25 years and holds A.B., M.A. and J.D. degrees from the University of California.

      Ian K. Whitehead, Chief Financial Officer: Mr. Whitehead, age 47, has held the position of Chief Financial Officer of London Pacific Group Limited since he joined the Company in 1990. In addition, he was the Chief Executive Officer of London Pacific Life & Annuity Company between 1994 and 1999. Mr. Whitehead is a member of the Institute of Chartered Accountants in England and Wales.

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


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information regarding security ownership of certain beneficial owners and management is incorporated by reference to the section entitled "Information Regarding Beneficial Ownership of Principal Shareholders, Directors and Executive Officers" in the Proxy Statement.

      The following table is a summary of selected information for the Company's equity compensation plans as of December 31, 2001.

                                                                                                   Number of Shares
                                            Number of Shares to        Weighted Average         Remaining Available for
                                          be Issued Upon Exercise      Exercise Price of         Future Issuance Under
                                          of Outstanding Options,     Outstanding Options,        Equity Compensation
                                            Warrants and Rights       Warrants and Rights                Plans
                                          _______________________     ____________________      _______________________
                                                                                $
Equity compensation plans
  approved by shareholders..............            13,262,621 (1)             4.59                       (1)

Equity compensation plans not
  approved by shareholders..............               403,500 (1)             3.73                       (1)
                                                    ----------                -----
Total                                               13,666,121                 4.42
                                                    ----------                -----
                                                    ----------                -----

________________
(1) The equity compensation plans of the Company do not contain a limit on the number of options that may be granted to employees. However, the plans do not allow for the issuance of previously authorized and unissued shares to meet the obligations of the plans upon an employee option exercise. When an option is granted, the trust that administers the plan borrows funds from the Company or one of its subsidiaries and uses those funds to purchase the number of shares underlying the option grant. The maximum loan allowed in any given year is equal to 5% of consolidated net assets as of the end of the previous fiscal year.

      The information regarding the features of the equity compensation plan not approved by shareholders is incorporated by reference to Note 15 to the Consolidated Financial Statements presented in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

Item  13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item is incorporated by reference to the section entitled "Other Information About Directors and Executive Officers" in the Proxy Statement.

                                    PART IV

Item  14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)   The following documents are filed as a part of this Form 10-K:

1.    Financial Statements:                                                 Page

      The following consolidated financial statements of London Pacific Group Limited and subsidiaries are included in Item 8:

            Report of Independent Auditors.................................   36

            Consolidated Balance Sheets as of
              December 31, 2001 and 2000...................................   37

            Consolidated Statements of Income for the Years Ended
              December 31, 2001, 2000 and 1999.............................   38

            Consolidated Statements of Cash Flows for the Years Ended
              December 31, 2001, 2000 and 1999.............................   39

            Consolidated Statements of Changes in Shareholders' Equity
              for the Years Ended December 31, 2001, 2000 and 1999.........   41

            Consolidated  Statements of Comprehensive Income for the
              Years Ended December 31, 2001, 2000 and 1999.................   43

            Notes to the Consolidated Financial Statements.................   44

2.    Financial Statement Schedules:

      The following financial statement schedules of London Pacific Group Limited and subsidiaries are included in this Form 10-K immediately following Item 14 and should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8:

      Schedule I - Summary of Investments - Other Than
        Investments in Related Parties.....................................   81

      Schedule II - Condensed Financial Information of Registrant

            Condensed Balance Sheets as of
              December 31, 2001 and 2000...................................   82

            Condensed  Statements  of Income for the Years Ended
              December 31, 2001, 2000 and 1999.............................   83

            Condensed  Statements  of  Cash  Flows  for  the Years Ended
              December 31, 2001, 2000 and 1999.............................   84

            Note to Condensed Financial Statements.........................   85

      Schedule III - Supplementary Insurance Information...................   86

      Schedule IV - Reinsurance............................................   87

      All other financial statement schedules required by Regulation S-X have been omitted because they are not applicable or the required information is included in the applicable consolidated financial statements or notes thereto in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

3.    Exhibits:

      The following exhibits of London Pacific Group Limited and subsidiaries are filed herewith or incorporated by reference as indicated below:

 Exhibit
 Number     Description
----------  -----------------

3.(I) Memorandum and Articles of Association of London Pacific Group Limited, as amended and restated on April 18, 2000 (filed previously as Exhibit 3.(I) to the Company's Form 10-Q for the quarter ended June 30, 2000).

4.1 Specimen Ordinary Share certificate (filed previously as Exhibit 4.1 to the Company's Form 10-K for the year ended December 31, 2000).

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

10.3.1 (1)  Agreement  dated July 1, 1990  between  the  Company and Ian Kenneth
            Whitehead (filed previously as Exhibit 10.3.1 to the Company's Form 10-K for the year ended December 31, 2000).

10.3.2 (1)  Berkeley (USA) Holdings  Limited  Amended and Restated 1993 Deferred
            Compensation  Plan dated  December  16,  1999 (filed  previously  as
            Exhibit 10.3.2 to the Company's Form 10-K for the year ended December 31, 2000).

10.3.3 (1)  London Pacific Advisers Limited Retirement Scheme confirmation dated
            December 5, 2000 for Ian Kenneth Whitehead.

10.4.1 Settlement dated May 23, 1997 among BG Services Limited and A.L.O.T. Trustee Limited establishing Agent Loyalty Opportunity Trust.

10.4.2 Executed Deed dated July 16, 1997 by A.L.O.T. Trustee Limited relating to Agent Loyalty Opportunity Trust.

10.4.3 Executed Deed dated August 13, 1997 by A.L.O.T. Trustee Limited relating to Agent Loyalty Opportunity Trust.

10.4.4 Executed Deed dated August 20, 1998 by A.L.O.T. Trustee Limited relating to Agent Loyalty Opportunity Trust.

10.4.5 Executed Deed of Amendment and Appointment dated December 11, 2001 among Berkeley International Capital Limited and A.L.O.T. Trustee Limited relating to Agent Loyalty Opportunity Trust.

21          Subsidiaries of the Company as of March 18, 2002.

____________

(1) Management contract or compensatory arrangement filed in response to Item 14(a)(3) of the instructions to Form 10-K.

(b)   Reports on Form 8-K:

      No reports on Form 8-K were filed by the Company during the quarter ended December 31, 2001.

(c) The exhibits of London Pacific Group Limited and subsidiaries are listed in Item 14(a)(3) above.

(d) The financial statement schedules for London Pacific Group Limited and subsidiaries follow on pages 81 through 87.

                     SCHEDULE I - SUMMARY OF INVESTMENTS -
                   OTHER THAN INVESTMENTS IN RELATED PARTIES

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                            As of December 31, 2001

                      Column A                                             Column B      Column C      Column D
                      --------                                             --------      --------      --------
                                                                                                       Amount at
                                                                                                     Which Shown
                                                                                                    in Consolidated
                                                                                          Fair         Balance
                 Type of Investments                                       Cost (1)       Value        Sheet (2)
-----------------------------------------------------------              ------------  ------------  ------------
                                                                                      (In thousands)
Fixed maturity securities:
Bonds:
  United States government and government
    agencies and authorities.........................................    $      3,212  $      3,377  $      3,308
  States, municipalities and political subdivisions..................           1,919         1,932         1,919
  Foreign governments................................................           7,821         7,919         7,918
  Public utilities...................................................          94,166        92,608        92,599
  Convertibles and bonds with warrants attached......................          21,123        19,623        19,623
  All other corporate bonds..........................................       1,555,961     1,528,851     1,526,626
Redeemable preferred stock...........................................           9,497         9,416         9,416
                                                                         ------------  ------------  ------------
Total fixed maturity securities......................................       1,693,699     1,663,726     1,661,409
                                                                         ------------  ------------  ------------
                                                                                       ------------
Equity securities:
Common stocks:
  Industrial, miscellaneous and all other............................          88,004        82,976        82,976
Non-redeemable preferred stocks......................................         183,571       180,738       180,738
                                                                         ------------  ------------  ------------
Total equity securities..............................................         271,575  $    263,714       263,714
                                                                         ------------  ------------  ------------
                                                                                       ------------

Policy loans.........................................................          10,529                      10,529
                                                                         ------------                ------------
Total investments....................................................    $  1,975,803                $  1,935,652
                                                                         ------------                ------------
                                                                         ------------                ------------

--------------------------

(1) Cost of fixed maturity securities is original cost, reduced by other-than-temporary impairments, repayments and adjusted for amortization of premiums and accretion of discounts. Cost of equity securities is original cost, reduced by other-than-temporary impairments.

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


          SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          LONDON PACIFIC GROUP LIMITED
                            CONDENSED BALANCE SHEETS

                                                                                              December 31,
                                                                                       --------------------------
                                                                                           2001          2000
                                                                                       ------------  ------------
                                     ASSETS                                       (In thousands, except share amounts)
Cash and cash equivalents............................................................  $      8,497  $     31,933
Investment in subsidiaries...........................................................       152,243       462,028
Intercompany balances................................................................        65,777        77,143
Other assets.........................................................................           563           503
                                                                                       ------------  ------------
Total assets.........................................................................  $    227,080  $    571,607
                                                                                       ------------  ------------
                                                                                       ------------  ------------

                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Accounts payable, accruals and other liabilities.....................................  $      2,814  $      2,938
Intercompany balances................................................................         2,613           927
                                                                                       ------------  ------------
Total liabilities....................................................................         5,427         3,865
                                                                                       ------------  ------------
Commitments and contingencies

Shareholders' equity:
Ordinary shares, $0.05 par value per share: 86,400,000 shares authorized;
  64,439,073 and 64,433,313 shares issued and outstanding as of
  December 31, 2001 and 2000, respectively...........................................         3,222         3,222
Additional paid-in capital...........................................................        68,346        67,591
Retained earnings....................................................................       223,590       580,176
Employee benefit trusts, at cost (13,698,181 and 12,811,381 shares as of
  December 31, 2001 and 2000, respectively)..........................................       (63,599)      (58,003)
Accumulated other comprehensive income (loss)........................................        (9,906)      (25,244)
                                                                                       ------------  ------------
Total shareholders' equity...........................................................       221,653       567,742
                                                                                       ------------  ------------
Total liabilities and shareholders' equity...........................................  $    227,080  $    571,607
                                                                                       ------------  ------------
                                                                                       ------------  ------------

      See accompanying Note to Condensed Financial Statements.

                          LONDON PACIFIC GROUP LIMITED
                         CONDENSED STATEMENTS OF INCOME


                                                                                 Years Ended December 31,
                                                                         ----------------------------------------
                                                                             2001          2000          1999
                                                                         ------------  ------------  ------------
                                                                                      (In thousands)
Revenues:
Investment income.....................................................   $        605  $      1,092  $        499
Interest and fees from subsidiaries, net (1)..........................         15,047        15,994        14,119
Financial advisory services, asset management and other fee income....              -         2,092           302
Gain on redemption of preferred shares by subsidiary (1)..............              -             -        84,040
Distribution from subsidiary (1)......................................         52,462             -        29,238
                                                                         ------------  ------------  ------------
                                                                               68,114        19,178       128,198
Expenses:
Staff costs...........................................................          3,180         5,944         3,718
Escrow release........................................................           (100)       (1,000)            -
Other operating expenses..............................................          2,579         3,488         3,160
                                                                         ------------  ------------  ------------
                                                                                5,659         8,432         6,878
                                                                         ------------  ------------  ------------
Income before income tax expense and equity in
  undistributed net income (loss) of subsidiaries.....................         62,455        10,746       121,320

Income tax expense....................................................          1,579         1,550         1,602
                                                                         ------------  ------------  ------------
Income before equity in undistributed net income (loss) of
  subsidiaries........................................................         60,876         9,196       119,718

Equity in undistributed net income (loss) of subsidiaries (1).........       (405,660)       23,261       132,158
                                                                         ------------  ------------  ------------
Net income (loss).....................................................   $   (344,784) $     32,457  $    251,876
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------

(1) Eliminated on consolidation.

      See accompanying Note to Condensed Financial Statements.

                          LONDON PACIFIC GROUP LIMITED
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                 Years Ended December 31,
                                                                         ----------------------------------------
                                                                             2001          2000          1999
                                                                         ------------  ------------  ------------
                                                                                      (In thousands)

Cash flows from operating activities:
Net income (loss).....................................................   $   (344,784) $     32,457  $    251,876

Adjustments to reconcile net income (loss) to net
  cash provided by operating activities:
Equity in undistributed net income (loss) of subsidiaries.............        405,660       (23,261)     (132,158)
Distributions from subsidiary.........................................        (52,462)            -             -
Gain on redemption of preferred shares of subsidiary..................              -             -       (84,040)
Gain on liquidation of subsidiary.....................................              -             -       (29,238)
Other operating cash flows............................................            299           923        22,290
                                                                         ------------  ------------  ------------
Net cash provided by operating activities.............................          8,713        10,119        28,730
                                                                         ------------  ------------  ------------
Cash flows from investing activities:
Investment in subsidiaries............................................        (33,380)       (7,668)            -
Distributions from subsidiary.........................................         52,462             -        29,248
Cash proceeds from redemption of preferred shares of subsidiary.......              -             -         8,230
Advances to subsidiaries..............................................        (39,410)            -       (40,508)
Other cash flows from investing activities............................            (23)          (42)        3,930
                                                                         ------------  ------------  ------------
Net cash provided by (used in) investing activities...................        (20,351)       (7,710)          900
                                                                         ------------  ------------  ------------
Cash flows from financing activities:
Dividends paid........................................................        (11,801)      (11,777)      (11,599)
Issuance of Ordinary Shares...........................................              3             -             5
Repayments from subsidiaries..........................................              -        16,351             -
                                                                         ------------  ------------  ------------
Net cash provided by (used in) financing activities...................        (11,798)        4,574       (11,594)
                                                                         ------------  ------------  ------------

Net increase (decrease) in cash and cash equivalents..................        (23,436)        6,983        18,036
Cash and cash equivalents at beginning of year........................         31,933        24,950         6,914
                                                                         ------------  ------------  ------------
Cash and cash equivalents at end of year..............................   $      8,497  $     31,933  $     24,950
                                                                         ------------  ------------  ------------
                                                                         ------------  ------------  ------------

      See accompanying Note to Condensed Financial Statements.

                          LONDON PACIFIC GROUP LIMITED
                     NOTE TO CONDENSED FINANCIAL STATEMENTS


Note  1. Basis of Presentation and Significant Accounting Policies

      The accompanying financial statements comprise a condensed presentation of financial position, results of operations and cash flows of London Pacific Group Limited (the "Company") on a separate company basis. These condensed financial statements do not include the accounts of the Company's subsidiaries, but instead include the Company's investment in those subsidiaries, stated at amounts which are equal to the Company's equity in the subsidiaries' net assets. The consolidated financial statements of the Company and its subsidiaries are included in Item 8 of Form 10-K for the year ended December 31, 2001.

      Additional information about the significant accounting policies applied by the Company and its subsidiaries is included in Note 1 to the Consolidated Financial Statements in Item 8 of Form 10-K for the year ended December 31, 2001.

               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                      Life Insurance and Annuities Segment

                                                                              Years Ended/As of December 31,
                                                                         ----------------------------------------
                                                                             2001          2000          1999
                                                                         ------------  ------------  ------------
                                                                                      (In thousands)

Deferred policy acquisition costs.....................................   $    168,826  $    168,102  $    144,518


Future policy benefits, losses, claims and loss expenses (1)..........      2,030,323     1,687,001     1,414,391


Unearned premiums.....................................................            N/A           N/A           N/A


Other policy claims and benefits payable (1)..........................          1,529         4,600         2,032


Premium revenue (2)...................................................          5,672         7,400         6,671


Net investment income (3).............................................        129,141       103,909        85,768


Benefits, claims, losses and settlement expenses......................            N/A           N/A           N/A


Amortization of deferred policy acquisition costs.....................         23,740        21,155        16,797


Other operating expenses..............................................          8,606         9,107        13,044


Premiums written......................................................            N/A           N/A           N/A


---------------------------
(1) For additional disclosure regarding life insurance policyholder liabilities, see Note 7 to the consolidated financial statements of London Pacific Group Limited and subsidiaries which are included in Item 8 of Form 10-K for the year ended December 31, 2001.

(2)   Insurance policy charges.

(3) Expenses related to the management and administration of investments have been netted with investment income in the determination of net investment income.


                           SCHEDULE IV - REINSURANCE

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                      Life Insurance and Annuities Segment

                      Column A                              Column B      Column C      Column D      Column E      Column F
------------------------------------------------           ------------  ------------  ------------  ------------  ------------

                                                                                                                   Percentage
                                                                                      (In thousands)                  Of
                                                           -----------------------------------------------------    Amount
                                                                           Ceded to      Assumed                    Assumed
                                                                            Other       From Other                    to
                                                           Gross Amount   Companies     Companies    Net Amount       Net
                                                           ------------  ------------  ------------  ------------  ------------
Year ended December 31, 2001:
Life insurance in force at end of year..................   $    300,088  $    271,136  $          -  $     28,952            0%
Premium revenue recorded in
  income statement......................................   $          -  $          -  $          -  $          -            0%


Year ended December 31, 2000:
Life insurance in force at end of year..................   $    318,205  $          -  $          -  $    318,205            0%
Premium revenue recorded in
  income statement......................................   $          -  $          -  $          -  $          -            0%


Year ended December 31, 1999:
Life insurance in force at end of year..................   $    353,472  $          -  $          -  $    353,472            0%
Premium revenue recorded in
  income statement......................................   $          -  $          -  $          -  $          -            0%


                                   SIGNATURES


      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  LONDON PACIFIC GROUP LIMITED
                                  (Registrant)

                                  By      /s/  Arthur I. Trueger
                                          --------------------------------
Date:  April 1, 2002                      Arthur I. Trueger
                                          Executive Chairman


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                           /s/  Arthur I. Trueger
                           --------------------------------
Date:  April 1, 2002       Arthur I. Trueger
                           Executive Chairman
                           (Principal Executive Officer)


                           /s/  Ian K. Whitehead
                           --------------------------------
Date:  April 1, 2002       Ian K. Whitehead
                           Chief Financial Officer
                           (Principal Financial and Accounting Officer)


                           /s/  Victor A. Hebert
                           --------------------------------
Date:  April 1, 2002       Victor A. Hebert
                           Deputy Chairman and Non-Executive Director


                           /s/  John Clennett
                           --------------------------------
Date:  April 1, 2002       John Clennett
                           Non-Executive Director


                           /s/  Harold E. Hughes, Jr.
                           --------------------------------
Date:  April 1, 2002       Harold E. Hughes, Jr.
                           Non-Executive Director


                           /s/  The Viscount Trenchard
                           --------------------------------
Date:  April 1, 2002       The Viscount Trenchard
                           Non-Executive Director


                           /s/  Gary L. Wilcox
                           --------------------------------
Date:  April 1, 2002       Gary L. Wilcox
                           Non-Executive Director

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                EXHIBIT INDEX FOR THE ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2001


 Exhibit
 Number     Description
----------  -----------------

3.(I) Memorandum and Articles of Association of London Pacific Group Limited, as amended and restated on April 18, 2000 (filed previously as Exhibit 3.(I) to the Company's Form 10-Q for the quarter ended June 30, 2000).

4.1 Specimen Ordinary Share certificate (filed previously as Exhibit 4.1 to the Company's Form 10-K for the year ended December 31, 2000).

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

10.3.1 (1)  Agreement  dated July 1, 1990  between  the  Company and Ian Kenneth
            Whitehead (filed previously as Exhibit 10.3.1 to the Company's Form 10-K for the year ended December 31, 2000).

10.3.2 (1)  Berkeley (USA) Holdings  Limited  Amended and Restated 1993 Deferred
            Compensation  Plan dated  December  16,  1999 (filed  previously  as
            Exhibit 10.3.2 to the Company's Form 10-K for the year ended December 31, 2000).

10.3.3 (1)  London Pacific Advisers Limited Retirement Scheme confirmation dated
            December 5, 2000 for Ian Kenneth Whitehead.

10.4.1 Settlement dated May 23, 1997 among BG Services Limited and A.L.O.T. Trustee Limited establishing Agent Loyalty Opportunity Trust.

10.4.2 Executed Deed dated July 16, 1997 by A.L.O.T. Trustee Limited relating to Agent Loyalty Opportunity Trust.

10.4.3 Executed Deed dated August 13, 1997 by A.L.O.T. Trustee Limited relating to Agent Loyalty Opportunity Trust.

10.4.4 Executed Deed dated August 20, 1998 by A.L.O.T. Trustee Limited relating to Agent Loyalty Opportunity Trust.

10.4.5 Executed Deed of Amendment and Appointment dated December 11, 2001 among Berkeley International Capital Limited and A.L.O.T. Trustee Limited relating to Agent Loyalty Opportunity Trust.

21          Subsidiaries of the Company as of March 18, 2002.

____________
(1) Management contract or compensatory arrangement filed in response to Item 14(a)(3) of the instructions to Form 10-K.