Form 10-Q
period 2002-03-31
LONDON PACIFIC GROUP LTD
filed 2002-05-17
CIK 891377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------


                                    FORM 10-Q

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2002

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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


     As of May 17, 2002, the registrant had outstanding 64,439,073 Ordinary Shares, par value $0.05 per share.

                                TABLE OF CONTENTS


                                     PART I

                              FINANCIAL INFORMATION

Item 1.    Financial Statements:                                                                             Page

           Condensed Consolidated Balance Sheets as of March 31, 2002 and
               December 31, 2001............................................................................    3

           Condensed Consolidated Statements of Income for the three months
               ended March 31, 2002 and 2001................................................................    4

           Condensed Consolidated Statements of Cash Flows for the three months
               ended March 31, 2002 and 2001................................................................    5

           Consolidated Statements of Changes in Shareholders' Equity for the three months
               ended March 31, 2002 and 2001................................................................    6

           Consolidated Statements of Comprehensive Income for the three months
               ended March 31, 2002 and 2001................................................................    7

           Notes to Interim Consolidated Financial Statements...............................................    8

Item 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations .......................................................................   13

Item 3.    Quantitative and Qualitative Disclosures About Market Risk ......................................   23


                                     PART II

                                OTHER INFORMATION


Item 6.    Exhibits and Reports on Form 8-K ................................................................   24

Signature  .................................................................................................   25

                         PART I - FINANCIAL INFORMATION

                          Item 1. FINANCIAL STATEMENTS

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (Unaudited)
                      (In thousands, except share amounts)

                                                                                         March 31,         December 31,
                                                                                           2002                2001
                                                                                     ---------------     ---------------
                                     ASSETS
Investments, principally of life insurance subsidiaries:
  Fixed maturities:
    Available-for-sale, at fair value (amortized cost: $1,623,328 and $1,595,080
      as of March 31, 2002 and December 31, 2001, respectively)....................  $     1,587,474     $     1,562,790
    Held-to-maturity, at amortized cost (fair value: $90,747 and $100,936
      as of March 31, 2002 and December 31, 2001, respectively)....................           89,095              98,619
  Equity securities:
    Trading, at fair value (cost: $87,289 and $86,036 as of March 31, 2002
      and December 31, 2001, respectively).........................................           70,636              81,787
    Available-for-sale, at fair value (cost: $202,651 and $185,539 as of
      March 31, 2002 and December 31, 2001, respectively)..........................          197,651             181,927
  Policy loans.....................................................................           10,488              10,529
                                                                                     ---------------     ---------------
Total investments..................................................................        1,955,344           1,935,652

Cash and cash equivalents..........................................................           74,652              82,417
Accrued investment income..........................................................           34,142              33,373
Deferred policy acquisition costs..................................................          175,387             168,826
Assets held in separate accounts...................................................          225,511             227,675
Reinsurance assets.................................................................           42,243              42,025
Other assets.......................................................................           54,406              46,360
                                                                                     ---------------     ---------------
Total assets.......................................................................  $     2,561,685     $     2,536,328
                                                                                     ---------------     ---------------
                                                                                     ---------------     ---------------
                      LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Life insurance policy liabilities..................................................  $     2,089,737     $     2,031,852
Liabilities related to separate accounts...........................................          226,298             226,015
Notes payable......................................................................           36,874              36,874
Accounts payable, accruals and other liabilities...................................           19,597              19,934
                                                                                     ---------------     ---------------
Total liabilities..................................................................        2,372,506           2,314,675
                                                                                     ---------------     ---------------
Commitments and contingencies

Shareholders' equity:
Ordinary shares, $0.05 par value per share: 86,400,000 shares authorized;
  64,439,073 shares issued and outstanding as of March 31, 2002 and
  December 31, 2001................................................................            3,222               3,222
Additional paid-in capital.........................................................           68,364              68,346
Retained earnings..................................................................          193,285             223,590
Employee benefit trusts, at cost (13,684,881 and 13,698,181 shares as of
  March 31, 2002 and December 31, 2001, respectively)..............................          (63,571)            (63,599)
Accumulated other comprehensive income (loss)......................................          (12,121)             (9,906)
                                                                                     ---------------     ---------------
Total shareholders' equity.........................................................          189,179             221,653
                                                                                     ---------------     ---------------
Total liabilities and shareholders' equity.........................................  $     2,561,685     $     2,536,328
                                                                                     ---------------     ---------------
                                                                                     ---------------     ---------------

      See accompanying Notes to Interim Consolidated Financial Statements.

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                  (Unaudited)
                (In thousands, except per share and ADS amounts)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                     -----------------------------------
                                                                                          2002                2001
                                                                                     ---------------     ---------------
Revenues:
Investment income..................................................................  $        34,369     $        34,988
Insurance policy charges...........................................................              967               1,381
Financial advisory services, asset management and other fee income.................            6,278               6,604
Net realized investment gains (losses).............................................          (22,640)             31,101
Change in net unrealized investment gains and losses on trading securities.........          (12,404)           (218,645)
                                                                                     ---------------     ---------------
                                                                                               6,570            (144,571)
Expenses:
Interest credited on insurance policyholder accounts...............................           29,901              27,450
Amortization of deferred policy acquisition costs..................................            4,175               5,682
Operating expenses.................................................................           11,927              13,180
Goodwill amortization..............................................................                -                  57
Interest expense...................................................................              289                 678
                                                                                     ---------------     ---------------
                                                                                              46,292              47,047
                                                                                     ---------------     ---------------
Income (loss) before income tax expense............................................          (39,722)           (191,618)

Income tax expense (benefit).......................................................           (9,417)            (11,392)
                                                                                     ---------------     ---------------
Net income (loss)..................................................................  $       (30,305)    $      (180,226)
                                                                                     ---------------     ---------------
                                                                                     ---------------     ---------------

Basic earnings (loss) per share and ADS............................................  $         (0.60)    $         (3.50)
Diluted earnings (loss) per share and ADS..........................................  $         (0.60)    $         (3.50)

      See accompanying Notes to Interim Consolidated Financial Statements.

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                                 (In thousands)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                     -----------------------------------
                                                                                          2002                2001
                                                                                     ---------------     ---------------
Net cash provided by operating activities..........................................  $        28,438     $        63,234

Cash flows from investing activities:
Purchases of held-to-maturity fixed maturity securities............................             (231)             (2,157)
Purchases of available-for-sale fixed maturity securities..........................         (105,536)           (225,960)
Purchases of available-for-sale equity securities..................................          (20,254)            (51,100)
Proceeds from redemption of held-to-maturity fixed maturity securities.............            9,865               7,003
Proceeds from sale of available-for-sale fixed maturity securities.................           49,033              75,635
Proceeds from sale of available-for-sale equity securities.........................               29                   -
Capital expenditures...............................................................             (490)               (251)
Other cash flows from (used in) investing activities...............................               41                (115)
                                                                                     ---------------     ---------------
Net cash provided by (used in) investing activities................................          (67,543)           (196,945)
                                                                                     ---------------     ---------------

Cash flows from financing activities:
Insurance policyholder contract deposits...........................................           75,072             143,650
Insurance policyholder benefits paid...............................................          (43,710)            (48,129)
Issuance of Ordinary Shares........................................................                -                  16
Purchases of Ordinary Shares by the employee benefit trusts........................                -              (4,669)
Proceeds from disposal of shares by the employee benefit trusts....................               43                 327
                                                                                     ---------------     ---------------
Net cash provided by financing activities..........................................           31,405              91,195
                                                                                     ---------------     ---------------

Net increase (decrease) in cash and cash equivalents...............................           (7,700)            (42,516)
Cash and cash equivalents at beginning of period...................................           82,417             114,285
Foreign currency translation adjustment............................................              (65)               (116)
                                                                                     ---------------     ---------------
Cash and cash equivalents at end of period.........................................  $        74,652     $        71,653
                                                                                     ---------------     ---------------
                                                                                     ---------------     ---------------

      See accompanying Notes to Interim Consolidated Financial Statements.

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                  (Unaudited)
                                 (In thousands)

                                                                                                    Accumulated
                                                                                                      Other
                                      Ordinary       Additional                      Employee         Compre-        Total
                                      Shares at       Paid-in         Retained        Benefit         hensive      Shareholders'
                                      Par Value       Capital         Earnings        Trusts        Income (Loss)    Equity
                                     ------------   -------------   -------------   -------------   ------------   -------------

Balance as of January 1, 2001......  $      3,222   $      67,591   $     580,176   $     (58,003)  $    (25,244)  $     567,742
Net income (loss)..................             -               -        (180,226)              -              -        (180,226)
Change in net unrealized gains
  and losses on available-for-sale
  securities.......................             -               -               -               -         12,202          12,202
Foreign currency translation
  adjustment.......................             -               -               -               -             (8)             (8)
Exercise of employee share
  options, including income
  tax effect.......................             -              84               -             295              -             379
Grant of employee share options
  below fair market value..........             -             530               -               -              -             530
Net realized gains on disposal
  of shares held by the employee
  benefit trusts...................             -              32               -               -              -              32
Issuance of Ordinary Shares........             -               1               -               -              -               1
Purchase of shares by the
  employee benefit trusts..........             -               -               -          (4,669)             -          (4,669)
                                     ------------   -------------   -------------   -------------   ------------   -------------
Balance as of March 31, 2001.......  $      3,222   $      68,238   $     399,950   $     (62,377)  $    (13,050)  $     395,983
                                     ------------   -------------   -------------   -------------   ------------   -------------
                                     ------------   -------------   -------------   -------------   ------------   -------------

                                                                                                    Accumulated
                                                                                                      Other
                                      Ordinary       Additional                      Employee         Compre-        Total
                                      Shares at       Paid-in         Retained        Benefit         hensive      Shareholders'
                                      Par Value       Capital         Earnings        Trusts        Income (Loss)    Equity
                                     ------------   -------------   -------------   -------------   ------------   -------------

Balance as of January 1, 2002......  $      3,222   $      68,346   $     223,590   $     (63,599)  $     (9,906)  $     221,653
Net income (loss)..................             -               -         (30,305)              -              -         (30,305)
Change in net unrealized gains
  and losses on available-for-sale
  securities.......................             -               -               -               -         (2,409)         (2,409)
Foreign currency translation
  adjustment.......................             -               -               -               -            194             194
Exercise of employee share
  options, including income
  tax effect.......................             -               3               -              28              -              31
Net realized gains on disposal
  of shares held by the employee
  benefit trusts...................             -              15               -               -              -              15
                                     ------------   -------------   -------------   -------------   ------------   -------------
Balance as of March 31, 2002.......  $      3,222   $      68,364   $     193,285   $     (63,571)  $    (12,121)  $     189,179
                                     ------------   -------------   -------------   -------------   ------------   -------------
                                     ------------   -------------   -------------   -------------   ------------   -------------

      See accompanying Notes to Interim Consolidated Financial Statements.

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Unaudited)
                                 (In thousands)

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                     -----------------------------------
                                                                                          2002                2001
                                                                                     ---------------     ---------------

Net income (loss)..................................................................  $       (30,305)    $      (180,226)

Other comprehensive income (loss), net of deferred income taxes:

Foreign currency translation adjustments, net of income taxes of $0................              194                  (8)

Change in net unrealized gains and losses:
  Change in net unrealized gains and losses on available-for-sale securities.......           (6,107)             35,894
  Deferred policy acquisition cost amortization adjustments........................            2,745             (17,325)
  Deferred income taxes............................................................              953              (6,367)

                                                                                     ---------------     ---------------
Other comprehensive income (loss)..................................................           (2,215)             12,194
                                                                                     ---------------     ---------------
Comprehensive income (loss)........................................................  $       (32,520)    $      (168,032)
                                                                                     ---------------     ---------------
                                                                                     ---------------     ---------------

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

     While the Group believes that the disclosures presented are adequate to make the information not misleading, these interim consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2001, which are contained in the Company's Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission on April 1, 2002. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

     The results for the three month period ended March 31, 2002, are not necessarily indicative of the results to be expected for the full fiscal year.


Note 2. Comprehensive Income

     Comprehensive income consists of net income (loss); changes in unrealized gains and losses on available-for-sale securities, net of income taxes and deferred policy acquisition cost amortization adjustments; and foreign currency translation gains or losses arising on the translation of the Group's non-U.S. dollar based subsidiaries.


Note 3. Earnings Per Share and ADS

     The Group calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." This statement requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income or loss by the weighted average number of Ordinary Shares outstanding during the applicable period, excluding shares held by the Employee Share Option Trust and the Agent Loyalty Opportunity Trust which are regarded as treasury stock for the purposes of this calculation. The Group has issued employee share options, which are considered potential common stock under SFAS 128. Diluted earnings per share is calculated by dividing net income by the weighted average number of Ordinary Shares outstanding during the applicable period as adjusted for these potentially dilutive options which are determined based on the "Treasury Stock Method." As the Group recorded a net loss for both of the three month periods ended March 31, 2002 and 2001, the calculations of diluted earnings per share for these periods do not include these potentially dilutive options as they are anti-dilutive and would result in a reduction of net loss per share. If the Group had reported net income for both of the three month periods March 31, 2002 and 2001, there would have been an additional 478,921 and 6,076,286 shares, respectively, included in the calculations of diluted earnings per share.

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Item 1. NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        (Continued)

     A reconciliation of the numerators and denominators for the basic and diluted earnings per share calculations is as follows:

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                     -----------------------------------
                                                                                          2002                2001
                                                                                     ---------------     ---------------
                                                                                        (In thousands, except share,
                                                                                          per share and ADS amounts)

Net income (loss)..................................................................  $       (30,305)    $      (180,226)

Basic earnings per share and ADS:
Weighted average number of Ordinary Shares outstanding,
  excluding shares held by the employee benefit trusts.............................       50,754,192          51,557,999
                                                                                     ---------------     ---------------
Basic earnings (loss) per share and ADS............................................  $         (0.60)    $         (3.50)
                                                                                     ---------------     ---------------
                                                                                     ---------------     ---------------
Diluted earnings per share and ADS:
Weighted average number of Ordinary Shares outstanding,
  excluding shares held by the employee benefit trusts.............................       50,754,192          51,557,999
                                                                                     ---------------     ---------------
Diluted earnings (loss) per share and ADS..........................................  $         (0.60)    $         (3.50)
                                                                                     ---------------     ---------------
                                                                                     ---------------     ---------------


Note 4. Investments

Equity Securities

     Equity   securities  are  comprised  of   available-for-sale   and  trading
securities. An analysis of equity securities is as follows:

                                            March 31, 2002                                     December 31, 2001
                           -------------------------------------------------    -------------------------------------------------
                                          Gross        Gross      Estimated                    Gross        Gross      Estimated
                                        Unrealized   Unrealized     Fair                     Unrealized   Unrealized     Fair
                              Cost        Gains        Losses       Value          Cost        Gains        Losses       Value
                           ----------   ----------   ----------   ----------    ----------   ----------   ----------   ----------
                                                                       (In thousands)
Private corporate equity
  securities.............. $  200,875   $    4,043   $   (8,376)  $  196,542    $  183,621   $    4,043   $   (6,876)  $  180,788
Other equity securities...      1,776            -         (667)       1,109         1,918            -         (779)       1,139
                           ----------   ----------   ----------   ----------    ----------   ----------   ----------   ----------
Total available-for-sale
  equity securities.......    202,651        4,043       (9,043)     197,651       185,539        4,043       (7,655)     181,927

Trading securities........     87,289       12,076      (28,729)      70,636        86,036       17,755      (22,004)      81,787
                           ----------   ----------   ----------   ----------    ----------   ----------   ----------   ----------
Total equity securities... $  289,940   $   16,119   $  (37,772)  $  268,287    $  271,575   $   21,798   $  (29,659)  $  263,714
                           ----------   ----------   ----------   ----------    ----------   ----------   ----------   ----------
                           ----------   ----------   ----------   ----------    ----------   ----------   ----------   ----------

     Trading securities are carried at fair value with changes in net unrealized gains and losses of $(12,404,000) and $(218,645,000) included in earnings for the three month periods ended March 31, 2002 and 2001, respectively.

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Item 1. NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        (Continued)

Investment Concentration and Risk

     As of March 31, 2002, fixed maturity securities included investments in Daimler Chrysler Holdings of $23,810,000 and in Ford Motor Credit of $22,419,000, and equity securities included an investment in Catena Networks of $21,500,000. These three corporate issuers each represented more than ten percent of shareholders' equity.

Realized Gains and Losses

     Information   about  gross   realized   gains  and  losses  on   securities
transactions is as follows:

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                     -----------------------------------
                                                                                          2002                2001
                                                                                     ---------------     ---------------
                                                                                               (In thousands)

Gross realized gains (losses) on securities transactions:
Fixed maturities, available-for-sale:
        Gross gains................................................................  $         1,309     $         3,600
        Gross losses...............................................................          (23,025)               (356)
Fixed maturities, held-to-maturity:
        Gross losses...............................................................                -                 (12)
Equity securities, trading:
        Gross gains................................................................            3,841              43,665
        Gross losses...............................................................                -              (1,646)
Equity securities, available-for-sale:
        Gross gains................................................................              601                 400
        Gross losses...............................................................           (5,366)            (14,550)
                                                                                     ---------------     ---------------
Net realized investment gains (losses) on securities transactions..................  $       (22,640)    $        31,101
                                                                                     ---------------     ---------------
                                                                                     ---------------     ---------------


     During the three month period ended March 31, 2002, management determined that five public corporate debt securities held by the Group and classified as available-for-sale were other-than-temporarily impaired and consequently $20.1 million of realized losses were reflected in the consolidated income statement for the difference between amortized cost and the fair value of these securities. In addition, three private investments classified as available-for-sale were considered by management to be other-than-temporarily impaired and realized losses totaling $6.4 million were recorded in the consolidated income statement.


Note 5. Recently Issued Accounting Pronouncements

     On January 1, 2002, the Group adopted Statement of Financial Accounting Standard No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which superseded APB Opinion No. 17, "Intangible Assets." SFAS 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life, and addresses the impairment testing and recognition for goodwill and intangible assets. The adoption of SFAS 142 did not have a material effect on the Group's consolidated results of operations or financial position. For the three month period ended March 31, 2002, goodwill amortization was zero compared to $57,000 for the same period in 2001.

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Item 1. NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        (Continued)

     On January 1, 2002, the Group adopted Statement of Financial Accounting Standard No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes, with exceptions, Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of." The adoption of SFAS 144 did not have an effect on the Group's consolidated results of operations or financial position for the three month period ended March 31, 2002.


Note 6. Business Segment and Geographical Information

     The Group's reportable operating segments are classified according to its principal businesses, which are the following: life insurance and annuities, financial advisory services, asset management and venture capital management.

     During the three month periods ended March 31, 2002 and 2001, there were included in the asset management and venture capital management segments, portfolio management fees from the life insurance and annuities segment of $3,056,000 and $2,724,000, respectively. These management fees have been approved by the insurance regulatory body in the life insurance company's U.S. state of domicile. Realized investment losses in the amount of $31,368,000 were recorded by the venture capital management segment, related to intersegmental investment sales to the life insurance and annuities segment. These realized investment losses were eliminated on consolidation by a corresponding increase in unrealized investment gains for the same amount.

     Summary revenue and investment gain (loss) information by geographic segment, based on the domicile of the Group company generating those revenues, is as follows:

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                     -----------------------------------
                                                                                          2002                2001
                                                                                     ---------------     ---------------
                                                                                               (In thousands)

Jersey.............................................................................  $        (3,375)    $       (99,459)
Guernsey...........................................................................           (3,433)            (55,560)
United States......................................................................           13,378              10,448
                                                                                     ---------------     ---------------
Consolidated revenues and net investment gains (losses)............................  $         6,570     $      (144,571)
                                                                                     ---------------     ---------------
                                                                                     ---------------     ---------------


                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Item 1. NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
        (Continued)

     Revenues and income before taxes for the Group's reportable operating segments, based on management's internal reporting structure, were as follows:

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                     -----------------------------------
                                                                                          2002                2001
                                                                                     ---------------     ---------------
                                                                                               (In thousands)

Revenues:
Life insurance and annuities (1), (2), (3).........................................  $         3,173     $       (97,390)
Financial advisory services........................................................            4,433               5,065
Asset management (2)...............................................................            1,647               1,785
Venture capital management (3).....................................................           (2,903)            (54,479)
                                                                                     ---------------     ---------------
                                                                                               6,350            (145,019)
Reconciliation of segment amounts to consolidated amounts:
Interest income....................................................................              220                 448
                                                                                     ---------------     ---------------
Consolidated revenues and net investment gains (losses)............................  $         6,570     $      (144,571)
                                                                                     ---------------     ---------------
                                                                                     ---------------     ---------------

Income before income taxes:
Life insurance and annuities (1), (2), (3), (4)....................................  $       (33,363)    $      (133,023)
Financial advisory services........................................................             (948)             (1,455)
Asset management (2)...............................................................              359                 287
Venture capital management (3).....................................................           (3,981)            (55,317)
                                                                                     ---------------     ---------------
                                                                                             (37,933)           (189,508)
Reconciliation of segment amounts to consolidated amounts:
Intersegmental interest (4)........................................................               93                   -
Interest income....................................................................              220                 448
Corporate expenses.................................................................           (1,813)             (1,823)
Goodwill amortization..............................................................                -                 (57)
Interest expense...................................................................             (289)               (678)
                                                                                     ---------------     ---------------
Consolidated income (loss) before income taxes.....................................  $       (39,722)    $      (191,618)
                                                                                     ---------------     ---------------
                                                                                     ---------------     ---------------

(1) Netted against the revenues (investment income) of the life insurance and annuities segment are management fees paid to the asset management and venture capital management segments of $3,056,000 and $2,724,000 in the first quarters of 2002 and 2001, respectively.

(2) Included in the revenues of the asset management segment are management fees from the life insurance and annuities segment of $483,000 and $529,000 in the first quarters of 2002 and 2001, respectively.

(3) Included in the revenues of the venture capital management segment are management fees from the life insurance and annuities segment of $2,573,000 and $2,195,000 in the first quarters of 2002 and 2001, respectively.

(4) Included in the life insurance and annuities segment is intersegmental interest expense of $93,000 in the first quarter of 2002 which is eliminated in the consolidated financial statements.

     The only material change in segmental assets during the first quarter of 2002 was in the venture capital management segment, where assets decreased by $26,025,000 from $46,253,000 to $20,228,000, primarily caused by the transfer of certain trading securities from the venture capital management segment to the life insurance and annuities segment, with a corresponding increase in the corporate and other segment.


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

     Factors that could cause or contribute to deviations from the forward-looking statements include those discussed in this section, elsewhere in this report and in the Company's other filings with the SEC. The factors include, but are not limited to, (i) the risks described in Item 3 "Quantitative and Qualitative Disclosures About Market Risk," (ii) variations in demand for the Group's products and services, (iii) the success of new products and services provided by the Group, (iv) the credit ratings of the Group's insurance subsidiaries, (v) significant changes in net cash flows in or out of the Group's businesses, (vi) fluctuations in the performance of debt and equity markets worldwide, (vii) the enactment of adverse state, federal or foreign regulation or changes in government policy or regulation (including accounting standards) affecting the Group's operations, (viii) regulatory response to any company action plans required due to the risk-based capital position falling to the company action level, (ix) the effect of economic conditions and interest rates in the U.S., the U.K. or internationally, (x) the ability of the Group's subsidiaries to compete in their respective businesses, and (xi) the ability of the Group to attract and retain key personnel.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Life Insurance and Annuities

     Certain information regarding the life insurance and annuities segment's results of operations is as follows:

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                     -----------------------------------
                                                                                          2002                2001
                                                                                     ---------------     ---------------
                                                                                               (In thousands)

Revenues:
Investment income..................................................................  $        31,093     $        31,817
Insurance policy charges...........................................................              967               1,381
Net realized investment gains (losses), including related amortization (1), (2)....          (22,644)             66,744
Change in net unrealized investment gains and losses on trading securities,
  including related amortization (1), (2)..........................................           (9,676)           (199,734)
Other fee income...................................................................              681                 282
                                                                                     ---------------     ---------------
Total revenues and investment gains (losses), including related
  amortization (1).................................................................              421             (99,510)

Expenses:
Interest credited on insurance policyholder accounts...............................           29,901              27,450
Amortization of deferred policy acquisition costs related to operations (1)........            1,423               3,562
Mortality expenses (gains).........................................................             (354)                 50
General and administrative expenses................................................            2,721               2,451
Intersegmental interest expense....................................................               93                   -
                                                                                     ---------------     ---------------
Total expenses related to operations (1)...........................................           33,784              33,513
                                                                                     ---------------     ---------------
Income (loss) before income taxes..................................................  $       (33,363)    $      (133,023)
                                                                                     ---------------     ---------------
                                                                                     ---------------     ---------------

(1) As a result of net realized investment gains on available-for-sale securities and the change in net unrealized investment gains on trading securities which back the life insurance and annuities segment's investment-type products, amortization of deferred policy acquisition costs was increased by $2,752,000 and $2,120,000 in the first quarters of 2002 and 2001, respectively. For purposes of the above business segment presentation, this additional amortization is not shown in operating expenses in accordance with the Group's accounting policy used to prepare the consolidated income statements, but is netted against net realized investment gains (losses) ($123,000 and $2,120,000 in the first quarters of 2002 and 2001, respectively) and the change in net unrealized investment gains and losses ($2,629,000 and $0 in the first quarters of 2002 and 2001, respectively).

(2) Realized investment gains in the amount of $37,763,000 were recorded in the first quarter of 2001 by the life insurance and annuities segment, related to intersegmental investment sales to the venture capital management segment. These realized investment gains were offset by a corresponding decrease in unrealized investment gains on trading securities for the same amount. These have been eliminated in the Group's consolidated financial statements.


First quarter of 2002 compared to first quarter of 2001

     In the first quarter of 2002, the life insurance and annuities segment, which consists of London Pacific Life & Annuity Company ("LPLA") and London Pacific Assurance Limited ("LPAL"), contributed a loss before income taxes of $33.4 million to the Group's overall loss before income taxes, compared to a loss before income taxes of $133.0 million in the first quarter of 2001. Net realized investment losses in the first quarter of 2002, including related amortization of deferred policy acquisition costs ("DPAC"), were $22.6 million, compared to net realized investment gains of $66.7 million in the first quarter of 2001. The loss from the change in net unrealized investment gains and losses, including related DPAC amortization, was $9.7 million in the first quarter of 2002, compared to a loss of $199.7 million in the first quarter of 2001. The spread between investment income and interest credited to policyholder accounts decreased by $3.2 million; amortization of DPAC, excluding amortization related to investment gains and losses, decreased by $2.1 million; and general and administrative expenses increased by $0.3 million, each as compared to the first quarter of 2001. Policy charges for the first quarter of 2002 decreased by $0.4 million and other fee income increased by $0.4 million, each as compared to the first quarter of 2001.

     In accordance with U.S. GAAP, premiums collected on annuity and universal life contracts are not reported as revenues, but rather as deposits to insurance liabilities. Revenues for these products are recognized over time in the form of investment income and surrender or other charges. LPLA offers both fixed annuities which typically have an interest rate guaranteed from one to seven years, after which LPLA has the discretionary ability to change the crediting rate to any rate not below a guaranteed rate, and variable annuities which allow the contract holders the ability to direct premiums into specific investment portfolios with rates of return being based on the performance of the portfolio. LPAL began selling guaranteed bond contracts, which are similar to LPLA's fixed annuity products, in the Jersey, Channel Islands market in the first quarter of 2000 and in the U.K. market during the second quarter of 2000.

     Premiums received for all life, annuity and guaranteed bond products were $80.1 million for the first quarter of 2002, a decrease of 47.9% over the premiums received in the first quarter of 2001. LPAL generated $3.6 million of the total premiums received during the first quarter of 2002, a decrease of $24.2 million of the total premium volume received during the first quarter of 2001. LPAL's premium volume continued to decline as a result of lowering interest crediting rates during the last quarter of 2001. LPLA generated premiums of $76.5 million in the first quarter of 2002, a 39.2% decrease over the premiums received in the first quarter of 2001. The $49.3 million decrease in LPLA's premiums reflected the impact of a declining U.S. interest rate environment. As a result of lower reinvestment rates, LPLA reduced annuity crediting rates during 2001, which reduced the competitiveness of its annuity product line. During the first quarter of 2002, LPLA's premiums largely represented traditional annuities, which typically guarantee crediting rates for one year, but have surrender charge periods ranging from seven to ten years. Sales of traditional annuities in the first quarter of 2002 increased to $63.2 million, compared to $61.9 million in the first quarter of 2001. LPLA has been able to attract new distribution sources for its traditional annuities due in part to its strong track record in the industry. The declining U.S. interest rate environment had the most significant impact on LPLA's multi-year guaranteed rate annuities, sales of which in the first quarter of 2002 decreased to $7.7 million, compared to $57.7 million in the first quarter of 2001. If interest rates remain at their current level or decline further, sales of annuity and guaranteed bond products may continue to decline.

     Interest and dividend income on investments was $31.1 million in the first quarter of 2002 as compared with $31.8 million in the first quarter of 2001. This $0.7 million decrease was primarily due to lower reinvestment rates and acquisitions of capital appreciation (zero yield) securities. The carrying value of the private equity portfolio as of March 31, 2002 was $196.5 million, compared with $180.7 million as of December 31, 2001.

     Net investment losses, including related DPAC amortization, were $32.3 million in the first quarter of 2002, compared to net investment losses of $133.0 million in the first quarter of 2001. Net investment losses in the first quarter of 2002 were comprised of net realized investment losses of $22.5 million, a $7.0 million loss from the change in net unrealized gains and losses on the listed equity securities held in the trading portfolio, and related DPAC amortization of $2.8 million. The trading portfolio increased from $36.5 million as of December 31, 2001 to $51.4 million as of March 31, 2002. Additions to the trading portfolio during the first quarter of 2002 of $22.0 million resulted from the transfer of certain listed equity securities from the venture capital management segment. LPAL sold certain trading positions during the first quarter of 2002, which resulted in net realized gains of $3.8 million based on an aggregate original cost of zero. These disposals represented shares previously held in escrow of companies that had completed initial public offerings of their securities. These realized gains were offset by net realized losses of $26.3 million, including other-than-temporary impairment write-downs on five publicly traded corporate debt securities and three private placement securities.

     If the Group's  investment  portfolio  continues  to decline due to further market or other declines in the remainder of 2002, additional other-than-temporary investment impairments are possible which could have a material adverse impact on LPLA's and LPAL's ability to write new business at the same level as in 2001 and in the first quarter of 2002. LPLA is currently analyzing ways to reduce the volatility of its regulatory capital base, due to its equity holdings, through a number of strategic initiatives. One option could include the sale of a percentage of its private equity securities in exchange for an equity-linked note. Another option is a reinsurance transaction involving a block of LPLA's annuity policies. LPAL is significantly smaller than LPLA, and any necessary capital infusion would be on a much smaller scale.

     Total invested assets (defined as total assets excluding DPAC, other assets and income tax related accounts) remained unchanged at $2.2 billion as of March 31, 2002, compared to December 31, 2001. On total average invested assets for the first quarter of 2002, the average annualized net return, including both realized and unrealized investment gains and losses, was 0.28%, as compared with -18.37% for the first quarter of 2001.

     Policy surrender and mortality charge income decreased by $0.4 million in the first quarter of 2002 to $1.0 million, compared with $1.4 million in the first quarter of 2001. Full policy surrenders totaled $17.7 million in the first quarter of 2002, a $9.5 million decrease over the first quarter of 2001. Internal policy conversions accounted for $4.8 million of the full surrenders in the first quarter of 2002, compared to $9.9 million in the first quarter of 2001. The decrease in policy surrenders reflects one of the effects of the declining U.S. interest rate environment, which has reduced yields on competing products. Although the current U.S. interest rate environment favors higher policy persistency, annuity surrenders may increase in future periods, particularly if interest rates increase, as the portion of the business that can be withdrawn by policyholders without incurring a surrender charge penalty grows. Higher surrenders could slow down the growth of the asset base of the life insurance and annuities segment.

     Interest credited on policyholder accounts increased by $2.4 million in the first quarter of 2002 to $29.9 million, compared with $27.5 million in the first quarter of 2001. The increase was primarily due to new business growth, offset by favorable renewal rates on certain blocks of business. The average rate credited to policyholders was 5.48% during the first quarter of 2002, compared with 5.90% during the first quarter of 2001.

     Amortization of DPAC, excluding amortization related to investment gains and losses, was $1.4 million in the first quarter of 2002, a decrease of $2.1 million over the first quarter of 2001. This decrease was primarily due to the lower level of policy surrenders, partially offset by new business growth. Realized and unrealized investment gains and losses were included in the gross profits used to calculate the amortization of DPAC. This inclusion of investment gains and losses resulted in additional amortization of $2.8 million in the first quarter of 2002, compared to $2.1 million in the first quarter of 2001.

     General and administrative expenses were $2.7 million in the first quarter of 2002, compared with $2.4 million in the first quarter of 2001. This $0.3 million increase was primarily due to higher professional fees largely related to the strategic initiatives at LPLA discussed above, partially offset by lower marketing and business development costs and lower insurance guaranty fund assessments. The expense ratio in the first quarter of 2002, which is defined as general and administrative expenses divided by the average book value of total cash and investments, was 0.45%, compared with 0.40% in the first quarter of 2001.

Financial Advisory Services

     Certain information regarding the financial advisory services segment's results of operations is as follows:

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                     -----------------------------------
                                                                                          2002                2001
                                                                                     ---------------     ---------------
                                                                                               (In thousands)

Gross financial advisory services fees.............................................  $         4,433     $         5,065
Payments due to independent advisors...............................................           (2,864)             (3,596)
                                                                                     ---------------     ---------------
                                                                                               1,569               1,469
Operating expenses.................................................................            2,517               2,924
                                                                                     ---------------     ---------------
Income (loss) before income taxes..................................................  $          (948)    $        (1,455)
                                                                                     ---------------     ---------------
                                                                                     ---------------     ---------------


First quarter of 2002 compared to first quarter of 2001

     The pre-tax loss from the financial advisory services segment decreased by $0.5 million to $0.9 million in the first quarter of 2002 compared to the first quarter of 2001, primarily due to a decrease in operating expenses, as well as an increase in net revenues resulting from new institutional client contracts.

     Net revenues increased from $1.5 million in the first quarter of 2001 to $1.6 million in the first quarter of 2002. Net asset management and consulting fees increased from the prior period as a result of a shift toward higher margin managed and consulting accounts, while net revenues from brokerage and commission product sales decreased due to a change in focus toward fee based (rather than commission based) services and the difficult market conditions prevailing throughout 2001 and during the first quarter of 2002.

     Assets under management, consulting or administration increased from $1.4 billion as of March 31, 2001 to $2.5 billion as of March 31, 2002. The addition of assets from new institutional clients more than offset the decline in managed assets resulting from the negative market conditions.

     Operating expenses decreased by $0.4 million to $2.5 million in the first quarter of 2002 compared to the first quarter of 2001, primarily due to lower staff costs resulting from the stabilization of staffing levels in support of the institutional and Internet based initiatives discussed below.

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

     The total investment in the Internet based project through March 31, 2002 was $3.4 million, including $150,000 in the first quarter of 2002. Of this total, $2.7 million has been capitalized as software development costs and is being amortized (as a component of operating expenses) over five years; amortization of these costs began in May 2001 and the amount amortized during the first quarter of 2002 was $130,000.

     The Internet based initiative has opened the door for marketing of financial advisory services to institutions and large groups of advisors. To date, service contracts have been signed with ten major institutions, and additional contracts are currently under negotiation. The revenue impact of these contracts increased during the second half of 2001 and the first quarter of 2002 as newly contracted business came on line. Net asset management and consulting fees are expected to steadily increase during the remainder of 2002 as new business from institutional clients comes onto the myOfficeOnline (SM) platform.

Asset Management

     Certain information regarding the asset management segment's results of operations is as follows:

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                     -----------------------------------
                                                                                          2002                2001
                                                                                     ---------------     ---------------
                                                                                               (In thousands)

Revenues...........................................................................  $         1,647     $         1,785
Operating expenses.................................................................            1,288               1,498
                                                                                     ---------------     ---------------
Income before income taxes.........................................................  $           359     $           287
                                                                                     ---------------     ---------------
                                                                                     ---------------     ---------------


First quarter of 2002 compared to first quarter of 2001

     Berkeley Capital Management ("BCM"), the Group's U.S. asset manager, generates most of this segment's revenues and expenses. BCM's revenues declined in the first quarter of 2002 by $0.1 million to $1.4 million. Expenses decreased in the first quarter of 2002 by $0.2 million to $1.3 million. The lower revenues were more than offset by the lower expenses which increased BCM's contribution to segment income by $0.1 million in the first quarter of 2002 compared to the first quarter of 2001.

     The decline in revenues was due to a lower fee structure paid by one of BCM's largest clients which became effective January 1, 2002, and to a decline in institutional assets under management in BCM's Growth Equity style. BCM implemented a cost reduction program during the second quarter of 2001, which caused operating expenses to decline and its operating margins to increase during the first quarter of 2002, compared with the first quarter of 2001.

     Total wrap fee account assets under management were $1.1 billion as of March 31, 2002, compared to $997 million as of December 31, 2001 and $906 million as of March 31, 2001. The additional wrap assets under management for the first quarter of 2002 resulted from a 2% net increase in the number of wrap accounts during the quarter and also from a positive return during the period for BCM's predominant Income Equity investment style. Wrap account assets under management in BCM's Growth Equity style decreased during the quarter due to market value declines and a decline in the number of accounts managed. The increase in total wrap fee assets under management as of March 31, 2002 compared to March 31, 2001 was primarily due to a 15% net increase in the number of accounts over the period.

     BCM seeks to add an additional wrap account product during 2002 with the objective of further boosting BCM's assets under management and profitability in future years.

     Included in the revenues of the asset management segment for the first quarter of 2002 were portfolio management fees from the life insurance and annuities segment of $0.5 million, which remained level from the first quarter of 2001. Intersegmental fees of $0.2 million are included in the revenues of BCM for the first quarter of 2002.

Venture Capital Management

     Certain information regarding the venture capital management segment's results of operations is as follows:

                                                                                             Three Months Ended
                                                                                                  March 31,
                                                                                     -----------------------------------
                                                                                          2002                2001
                                                                                     ---------------     ---------------
                                                                                               (In thousands)

Revenues:
Management fees....................................................................  $         2,573     $         2,195
Net realized investment gains (losses) (1).........................................          (31,487)             37,269
Change in net unrealized investment gains and losses on trading securities (1).....           26,011             (93,943)
                                                                                     ---------------     ---------------
Total revenues and net investment gains (losses)...................................           (2,903)            (54,479)
Operating expenses.................................................................            1,078                 838
                                                                                     ---------------     ---------------
Income (loss) before income taxes..................................................  $        (3,981)    $       (55,317)
                                                                                     ---------------     ---------------
                                                                                     ---------------     ---------------

(1) Realized investment gains and losses in the amount of $(31,368,000) and $37,269,000 were recorded in the first quarters of 2002 and 2001, respectively, by the venture capital management segment, related to intersegmental investment sales to the life insurance and annuities segment. These realized investment gains and losses were offset by corresponding increases and decreases in unrealized investment gains and losses on trading securities for the same amounts. These gains and losses have been eliminated in the Group's consolidated financial statements.

First quarter of 2002 compared to first quarter of 2001

     The loss before income taxes from the venture capital management segment decreased from $55.3 million in the first quarter of 2001 to $4.0 million in the first quarter of 2002. The loss in both periods was primarily attributable to the change in net unrealized gains and losses on the listed equity securities held in the trading portfolio, excluding the intersegmental gains and losses as noted above. These positions in listed equity securities were the result of private equity transactions in technology companies.

     The change in net unrealized gains and losses in the listed equity trading portfolio during the first quarter of 2002 was a gain of $26.0 million, which was more than offset by realized losses of $31.4 million from disposals of certain listed equity securities to the life insurance and annuities segment, based on their aggregate cost of $53.4 million. The trading portfolio decreased from $45.3 million as of December 31, 2001 to $19.2 million as of March 31, 2002. Additions to the trading portfolio during the first quarter of 2002 of $1.3 million resulted from the purchase of certain listed equity securities.

     Significant fluctuations in net unrealized gains and losses in the listed equity trading portfolio are likely in future periods, reflecting equity market volatility, especially in the technology sector.

     Included in the revenues of the venture capital management segment for the first quarter of 2002 are portfolio management fees from the life insurance and annuities segment of $2.6 million, compared to $2.2 million for the first quarter of 2001. The $0.4 million increase in fees reflects the larger portfolio of private investments held by LPLA during the first quarter of 2002 which were monitored by Berkeley International Capital Corporation ("BICC"). BICC sources and monitors private investments for LPLA, for which LPLA pays BICC management fees. Total financings completed by BICC during the first quarter of 2002 were $19.9 million, compared to $51.1 million during the first quarter of 2001. There were no financings made in new companies during the first quarter of 2002, but follow-on investments were added in selected portfolio companies where, in some cases, larger ownership stakes could be taken in promising companies at attractive prices. This decreased level of activity in venture capital placements reflected a general trend in the industry as a whole during the first quarter of 2002, as many venture capitalists adopted a wait and see policy in view of the difficulties experienced by the market and the technology sector in particular.

     Operating expenses in the first quarter of 2002 were $1.1 million, compared to $0.8 million in the first quarter of 2001. This $0.3 million increase was primarily attributable to an expense credit in the first quarter of 2001 due to the reversal of unrealized appreciation on certain underlying listed investments in the Group's deferred compensation plan, which did not recur during the first quarter of 2002.

Corporate and Other

First quarter of 2002 compared to first quarter of 2001

     Corporate expenses remained level at $1.8 million in the first quarter of 2002, as compared to the first quarter of 2001. However, in the first quarter of 2001, there was compensation expense of $0.5 million relating to the grant of employee share options at an exercise price below fair market value on the date of the grant, which was not repeated in 2002. This was offset by an increase of $0.5 million in expenses in the first quarter of 2002 primarily due to higher professional fees and shareholder reporting costs.

     Interest income earned by the Group (excluding the life insurance and annuities segment) decreased by $0.2 million to $0.2 million in the first quarter of 2002 as compared with the first quarter of 2001, primarily due to the decrease in interest rates earned on cash and cash equivalents held by the Group. Interest expense incurred by the Group (excluding the life insurance and annuities segment) also decreased by $0.4 million to $0.3 million in the first quarter of 2002 as compared with the first quarter of 2001, primarily due to the lower interest rate environment. A discussion of the Group's sources and uses of cash is discussed in "Liquidity and Capital Resources" below.

Consolidated Income (Loss) Before Income Taxes

First quarter of 2002 compared to first quarter of 2001

     The consolidated loss before income taxes decreased from $191.6 million in the first quarter of 2001 to $39.7 million in the first quarter of 2002, primarily due to lower net realized and unrealized investment losses.

     Consolidated income before income taxes for the remainder of 2002 and future years may be volatile due to the Group's holdings of listed equity securities primarily in the technology sector, which are marked to market with changes in their market value recognized in the income statement for each period. Other-than-temporary impairments of the Group's private equity securities primarily in the technology sector could also affect consolidated income before income taxes in future periods. For more information on the possible effects of volatility in the prices of equity securities, see Item 3 "Quantitative and Qualitative Disclosures About Market Risk" below.

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

First quarter of 2002 compared to first quarter of 2001

     The effective tax credit rate, as a percentage of the loss before income taxes for the first quarter of 2002, was 24%. This effective tax credit rate reflects the losses of $11.2 million contributed by the Jersey and Guernsey operations during the first quarter of 2002, which primarily consisted of realized investment losses for which no tax benefits will be realized. The effective tax credit rate, as a percentage of the loss before income taxes for the first quarter of 2001, was 6%. This low effective tax credit rate was primarily attributable to losses of $159.1 million contributed by the Jersey and Guernsey operations during the first quarter of 2001, which primarily consisted of investment losses for which no tax benefits were realized.

LIQUIDITY AND CAPITAL RESOURCES

     Cash and cash equivalents of the Group decreased during the first quarter of 2002 by $7.7 million to $74.7 million. This decrease resulted from a $67.5 million use of cash in investing activities, partially offset by $28.4 million and $31.4 million provided by operating and financing activities, respectively. The majority of cash used in investing activities relates to investment transactions within the life insurance and annuities segment. As of March 31, 2002, cash and cash equivalents of the Group, excluding the life insurance and annuities segment, amounted to $52.2 million, a decrease of $6.1 million from December 31, 2001. The Group, excluding the life insurance and annuities segment, also held $19.2 million of listed equity securities which could be sold within a short period of time as of March 31, 2002, compared to $24.4 million as of December 31, 2001.

     As of March 31, 2002, the Group held $39.7 million in private corporate debt securities and $196.5 million in private corporate equity securities, compared to $42.0 million and $180.8 million, respectively, as of December 31, 2001. These securities were held almost exclusively in the investment portfolios of the Group's insurance subsidiaries (LPLA and LPAL). Liquid markets exist for $10.1 million of these private securities. No public price information is available for the remainder of these securities. Debt securities that are classified as held-to-maturity are valued at amortized cost, unless these securities become other-than-temporarily impaired, and all other debt and equity securities are classified as available-for-sale and valued at estimated fair value based on appropriate valuation methodologies. For a discussion of the Group's accounting policies with respect to the determination of fair values of investments and other-than-temporary impairments, see the section entitled "Critical Accounting Policies" in Item 7 of the Company's Form 10-K, filed with the SEC on April 1, 2002. Debt securities largely represent loans to an array of companies that are diversified by industry, geography and financial structure. The private equity securities are primarily convertible preferred stock holdings in technology companies. Financial information on the issuers of these debt and equity securities is received and reviewed periodically by Group management. In addition, Group management maintains contact with the management of these issuers through ongoing dialogue to examine the issuers' future plans and prospects.

     The Group's investment portfolio includes 15 private equity investments in technology companies with an aggregate fair value of $165.1 million as of March 31, 2002. The $17.1 million increase in the portfolio from December 31, 2001 resulted from $18.0 million in follow-on financings, $0.6 million of fixed maturity securities which were exchanged for equity securities, and a decline in value, which Group management believes will be temporary, on one security of $1.5 million.

     During the first quarter of 2002, certain other private corporate debt and equity investments were considered by management to be other-than-temporarily impaired and realized losses totaling $6.4 million were recorded in the consolidated income statement for the differences between cost and the estimated fair value of these securities. As of March 31, 2002, the remaining carrying value of these private investments totaled $8.5 million.

     During the first quarter of 2002, certain public corporate debt securities classified as available-for-sale were considered by management to be other-than-temporarily impaired and realized losses totaling $20.1 million were recorded in the consolidated income statement for the difference between amortized cost and the fair value of these securities. As of March 31, 2002, the fair value of these securities totaled $19.8 million.

     Shareholders' equity decreased during the first quarter of 2002 by $32.5 million from $221.7 million to $189.2 million, which included LPLA's equity of $97.8 million, primarily due to a net loss for the quarter of $30.3 million. As of March 31, 2002, $63.6 million of the Company's Ordinary Shares, at cost, held by the employee benefit trusts were netted against shareholders' equity. If employee share options are exercised, shareholders' equity will be increased by the cost of the shares transferred to the employees and the proceeds received will increase the amount of cash available to the Group.

     As of March 31, 2002, the Group had utilized $12.7 million of its $50.0 million bank facility in the form of letters of credit and guarantees in connection with certain portfolio companies, and had drawn down

$36.9 million in loans. These loans were used for general corporate purposes and are scheduled for repayment in May 2003. As of March 31, 2002, the Group, excluding the life insurance and annuities segment, had $71.4 million of cash and liquid securities, which it considers adequate to service its bank facility and operating requirements, excluding those of the life insurance and annuities segment, during the twelve month period ending March 31, 2003. The Group's consolidated results for the quarter ended March 31, 2002 resulted in a breach of the net worth and operating profit/interest charge financial covenants under its bank facility. The Group is seeking a waiver from the bank regarding these covenant breaches, as well as an extension of the bank facility beyond the May 2003 expiration date. The bank granted a similar waiver in connection with the 2001 year-end results and has granted similar extensions under the facility in the past. While the Company believes it will be able to obtain the proposed waiver and extension from the bank, no assurances can be given that (i) the waiver and/or extension will be obtained, (ii) the bank will not place any special conditions on the waiver and/or extension or require a fee or other consideration in connection with granting the waiver and/or extension or (iii) the bank will refrain from exercising its rights under the bank facility. If the Company is unsuccessful in negotiating a waiver and extension with the bank on terms acceptable to the Company, the Company could experience liquidity issues in the next 12 months.

     As of March 31, 2002, the Group had no material commitments outstanding for
capital   expenditures  or  additional   funding  of  private  equity  portfolio
companies.

     THE GROUP'S PRIMARY INSURANCE SUBSIDIARY, LONDON PACIFIC LIFE & ANNUITY COMPANY, IS FACING A RISK-BASED CAPITAL ISSUE, AND IF IT IS UNABLE TO RESOLVE THE ISSUE MAY BECOME SUBJECT TO FURTHER ACTION BY ITS PRIMARY STATE REGULATOR.

     The National Association of Insurance Commissioners ("NAIC") has established, and the states in which LPLA operates including North Carolina, its domiciliary state, have adopted, risk-based capital ("RBC") standards that life insurers must meet. Regulatory compliance is determined by a ratio of the insurer's regulatory adjusted capital and surplus to its authorized control level RBC, as defined by the NAIC. Insurers below specific trigger points or ratios are classified within certain levels, each of which requires specific corrective actions. These levels, in increasing order of regulatory priority and involvement, are company action level, regulatory action level, authorized control level and mandatory control level.

     The corrective actions required by an insurer are based upon the specific level the insurer has triggered. Insurers at the company action level are required to file a comprehensive financial plan, which includes forecasts of future operating results and capital and surplus, with the state of domicile that identifies the conditions that contribute to the company action level event and the proposed corrective actions the insurer intends to take to eliminate the company action level event. An insurer at the regulatory action level is required to submit a risk-based capital plan and is subject to a regulatory examination or analysis of its assets, liabilities and operations, including a review of the risk-based capital plan. An insurer at the authorized control level is required to adopt corrective actions ordered by the Insurance Commissioner and may be placed under regulatory control if the Insurance
Commissioner deems regulatory control is in the best interest of the policyholders and creditors of the insurer and of the public. At the mandatory control level, the Insurance Commissioner is required to take actions necessary to cause the insurer to be placed under regulatory control. Regulatory control may result in rehabilitation or ultimately liquidation.

     During the quarter ended March 31, 2002, LPLA experienced further declines in the value of its investment portfolio which resulted in other-than-temporary impairments. The March 31, 2002 Statutory Quarterly Statement LPLA intends to file with the North Carolina Department of Insurance will reflect a $48.2 million reduction in statutory capital and surplus from the level of statutory capital and surplus LPLA reported in its 2001 Statutory Annual Statement primarily due to these other-than-temporary impairments. The reduction in statutory capital and surplus will result in LPLA's RBC position falling to the company action level as of March 31, 2002. LPLA will be working with the North Carolina Department of Insurance on a series of corrective measures designed to raise LPLA's RBC position above the company action level.

     A corrective measure LPLA is actively exploring is exchanging a significant portion of LPLA's private equity investments for an equity-linked note. Such a transaction could result in a significant improvement in LPLA's risk-based capital position as a result of the likely reduction in the asset risk charge associated with the equity-linked note. Another measure could include a reinsurance transaction of a block of LPLA's annuity products. By reinsuring this business LPLA would increase its RBC position. Other corrective measures the Group is considering could include the sale of an interest in LPLA to outside investors. Such a transaction could result in new capital and surplus being infused into LPLA.

     If the outcome of the corrective measures being developed by LPLA is not successful, if the corrective measures are not subsequently achieved, or if the results of subsequent operations or other events cause further reductions in surplus, LPLA may not be able to continue operations in the usual manner, and could be subject to further regulatory action as described above.

     Private corporate debt and equity investments held by LPLA at March 31, 2002 totaled $220.0 million. The determination of fair values for private corporate debt and equity securities and the evaluations for other-than-temporary impairments require the application of significant judgement. It is possible that the impairment factors evaluated by management and fair values could change in subsequent periods. Further declines in the value of LPLA's private equity portfolio will have a significant impact on LPLA's statutory capital level.

     Further declines in the value of LPLA's listed equity portfolio will also have a significant impact on LPLA's statutory capital level.

     At March 31, 2002, LPLA identified seven securities which have an aggregate unrealized loss of $18.3 million that could become other-than-temporary impairments in future reporting periods. Additional declines in LPLA's statutory capital and surplus could result in LPLA's RBC position falling to the regulatory action level. The company currently believes that the RBC position will not fall below the regulatory action level.

     On May 16, 2002 A.M. Best completed a review of LPLA's financial strength rating. As a result of this review A.M. Best have put the company under negative event watch. The company currently believes that if it achieves its plans to restore sufficient capital it will not experience a change in its financial strength rating. If the company experienced a significant change in its financial strength rating it could have a material adverse impact on future operations.


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

     Duration is an option adjusted measure of the percentage change in the market value of the assets or liabilities in response to a given change in interest rates. For LPLA's universal life products and for all of LPAL's products, given that policyholder liabilities are only $47.8 million and $133.5 million, respectively, interest rate risk is considered to be minimal. To demonstrate the sensitivity of LPLA's assets and liabilities, tests performed on LPLA's assets and liabilities indicated that, as of March 31, 2002, if market interest rates had suddenly increased by 100 basis points, the fair value of the investment portfolio that is subject to interest rate risk, which was approximately $2.0 billion, would have decreased by $82.2 million, compared with a decrease of $59.1 million for the calculated market value of liabilities, which was approximately $1.9 billion. Conversely, a sudden decrease of 100 basis points would have increased the investment portfolio's fair value by $85.5 million, compared with an increase in the calculated market value of liabilities of $75.9 million. These results depend upon certain key assumptions regarding the behavior of interest sensitive cash flows. Although LPLA has attempted to ensure that the assumptions used are based on the best available data, cash flows cannot be forecasted with certainty and can deviate materially from the assumed results.

Equity Price Risk

     The Group, including LPLA and LPAL, is exposed to equity price risk on the listed equity securities held entirely in its trading portfolio. Changes in the level or volatility of equity prices affect the value of the listed equity securities. These changes in turn directly affect the Group's net income because the Group's holdings of listed equity securities are marked to market, with changes in their market value recognized in the income statement for the period in which the changes occur. These listed equity securities are primarily in companies in the high technology industry sector, many of which are small capitalization stocks.

     If the fair value of the Group's listed equity portfolio as of March 31, 2002 and 2001, which totaled $70.6 million and $117.8 million, respectively, had abruptly increased or decreased by 50%, the fair value of the listed equity portfolio would have increased or decreased by $35.3 million and $58.9 million, respectively.

     The Group's listed equity securities largely represent investments that were originally made as private equity investments that either completed an initial public offering or were acquired by a larger publicly traded company. The performance of these listed equity securities can be highly volatile, but the Group attempts to manage its risk in various ways. The performance of the listed equity securities are monitored daily. In addition, the Group seeks to sell investments after a period of time, particularly in the case of large public company securities.

     As of March 31, 2002, the Group held $196.5 million in private corporate equity securities primarily in technology companies for which liquid markets do not exist. Private equity prices do not fluctuate directly with public equity markets, but significant market movements may trigger a review for other-than-temporary adjustment of the carrying values of these Group's private equity securities. For example, see the discussion on page 22 and 23 under "Liquidity and Capital Resources" for a description of such reductions in the carrying value of certain of the Group's private equity securities during the first quarter of 2002, and of such reductions that may need to be considered for future reporting periods. The risks inherent in these private equity investments relate primarily to the viability of the investee companies. These risks are managed in various ways. Extensive due diligence procedures are performed prior to making an investment, and regular reviews of the progress of the investee companies are carried out. In addition, the investments are diversified in a number of technology companies to avoid excessive concentration in any one company.


                          PART II - OTHER INFORMATION


Item 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     EXHIBITS

        None.


(b)     REPORTS ON FORM 8-K:

        No reports on Form 8-K were filed by the Company during the first quarter of 2002.

                                    SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                      LONDON PACIFIC GROUP LIMITED
                                      (Registrant)

Date: May 17, 2002                    By:    /s/  Ian K. Whitehead

                                             Ian K. Whitehead
                                             Chief Financial Officer

                                             (Principal Financial and Accounting
                                              Officer and Duly Authorized
                                              Officer of the Registrant)