Form 10-Q
period 2002-06-30
LONDON PACIFIC GROUP LTD
filed 2002-08-14
CIK 891377

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------


                                    FORM 10-Q

(Mark One)

[X]            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

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



    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ____


    As of August 14, 2002, the registrant had outstanding 64,439,073 Ordinary Shares, par value $0.05 per share.

================================================================================

                                TABLE OF CONTENTS


                                     PART I

                              FINANCIAL INFORMATION

                                                                                                             Page
                                                                                                             ----
Item 1.    Financial Statements:

           Condensed Consolidated Balance Sheets as of June 30, 2002 and
               December 31, 2001 ...........................................................................    3

           Condensed Consolidated Statements of Income for the three and six months
               ended June 30, 2002 and 2001.................................................................    4

           Condensed Consolidated Statements of Cash Flows for the six months
               ended June 30, 2002 and 2001.................................................................    5

           Consolidated Statements of Changes in Shareholders' Equity for the six months
               ended June 30, 2002 and 2001.................................................................    6

           Consolidated Statements of Comprehensive Income for the three and six months
               ended June 30, 2002 and 2001.................................................................    7

           Notes to Interim Consolidated Financial Statements...............................................    8

Item 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations .......................................................................   17

Item 3.    Quantitative and Qualitative Disclosures About Market Risk ......................................   35


                                     PART II

                                OTHER INFORMATION


Item 1.    Legal Proceedings................................................................................   36

Item 2.    Changes in Securities and Use of Proceeds........................................................   36

Item 3.    Defaults Upon Senior Securities..................................................................   37

Item 4.    Submission of Matters to a Vote of Security Holders .............................................   37

Item 5.    Other Information................................................................................   37

Item 6.    Exhibits and Reports on Form 8-K ................................................................   42

Signature  .................................................................................................   43

                         PART 1 - FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (In thousands, except share amounts)

                                                                                       June 30,        December 31,
                                                                                         2002              2001
                                                                                 ----------------  ----------------
                                            ASSETS
Investments, principally of life insurance subsidiaries:
   Fixed maturities:
     Available-for-sale, at fair value (amortized cost: $1,535,331 and $1,595,080
       as of June 30, 2002 and December 31, 2001, respectively)...................     $1,515,984        $1,562,790
     Held-to-maturity, at amortized cost (fair value: $76,265 and $100,936
       as of June 30, 2002 and December 31, 2001, respectively)...................         74,465            98,619
   Equity securities:
     Trading, at fair value (cost: $86,395 and $86,036 as of June 30, 2002
       and December 31, 2001, respectively) ......................................         44,220            81,787
     Available-for-sale, at fair value (cost: $169,022 and $185,539 as of
       June 30, 2002 and December 31, 2001, respectively) ........................        154,689           181,927
   Policy loans ..................................................................         10,596            10,529
                                                                                  ---------------- ----------------
Total investments ................................................................      1,799,954         1,935,652

Cash and cash equivalents.........................................................        201,524            82,417
Accrued investment income ........................................................         31,916            33,373
Deferred policy acquisition costs ................................................        159,009           168,826
Assets held in separate accounts .................................................        222,219           227,675
Reinsurance assets................................................................         42,083            42,025
Other assets......................................................................         45,524            46,360
                                                                                  ---------------- ----------------
Total assets .....................................................................     $2,502,229        $2,536,328
                                                                                  ---------------- ----------------
                                                                                  ---------------- ----------------

                        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Life insurance policy liabilities ................................................     $2,140,383        $2,031,852
Liabilities related to separate accounts .........................................        219,796           226,015
Notes payable.....................................................................         34,314            36,874
Accounts payable, accruals and other liabilities .................................         31,264            19,934
                                                                                  ---------------- ----------------
Total liabilities ................................................................      2,425,757         2,314,675
                                                                                  ---------------- ----------------
Commitments and contingencies

Shareholders' equity:
Ordinary shares, $0.05 par value per share: 86,400,000 shares authorized;
   64,439,073 shares issued and outstanding as of June 30, 2002 and
   December 31, 2001 .............................................................          3,222             3,222
Additional paid-in capital .......................................................         68,364            68,346
Retained earnings ................................................................         82,158           223,590
Employee benefit trusts, at cost (13,684,881 and 13,698,181 shares as of
   June 30, 2002 and December 31, 2001, respectively).............................        (63,571)          (63,599)
Accumulated other comprehensive income (loss) ....................................        (13,701)           (9,906)
                                                                                  ---------------- ----------------
Total shareholders' equity .......................................................         76,472           221,653
                                                                                  ---------------- ----------------
Total liabilities and shareholders' equity .......................................     $2,502,229        $2,536,328
                                                                                  ================ ================

      See accompanying Notes to Interim Consolidated Financial Statements.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (In thousands, except per share and ADS amounts)

                                                                       Three Months Ended       Six Months Ended
                                                                            June 30,                June 30,
                                                                 ----------------------------------------------------
                                                                        2002        2001        2002        2001
                                                                 ----------------------------------------------------
Revenues:
Investment income.................................................   $  32,693   $  35,603      $67,062   $  70,591
Insurance policy charges..........................................       1,605       1,455        2,572       2,836
Financial advisory services, asset management and other
   fee income.....................................................       6,468       6,588       12,746      13,192
Net realized investment gains (losses)............................     (62,600)    (10,235)     (85,240)     20,866
Change in net unrealized investment gains and losses
   on trading securities .........................................     (25,522)     42,548      (37,926)   (176,097)
                                                                 ----------------------------------------------------
                                                                       (47,356)     75,959      (40,786)    (68,612)
Expenses:
Interest credited on insurance policyholder accounts..............      30,304      29,601       60,205      57,051
Amortization of deferred policy acquisition costs.................      14,233       5,869       18,408      11,551
Operating expenses................................................      12,534      13,665       24,461      26,845
Goodwill amortization.............................................           -          58            -         115
Interest expense..................................................         289         658          578       1,336
                                                                  ----------------------------------------------------
                                                                        57,360      49,851      103,652      96,898
                                                                  ----------------------------------------------------

Income (loss) before income tax expense...........................    (104,716)     26,108     (144,438)   (165,510)

Income tax expense (benefit)......................................       4,379      (3,275)      (5,038)    (14,667)
                                                                 ----------------------------------------------------
Net income (loss).................................................   $(109,095)  $  29,383    $(139,400)  $(150,843)
                                                                 ====================================================



Basic earnings (loss) per share .................................. $    (2.15)  $     0.58   $    (2.75) $    (2.94)
Diluted earnings (loss) per share ................................ $    (2.15)  $     0.54   $    (2.75) $    (2.94)

Basic earnings (loss) per ADS (1) ................................ $   (21.49)  $     5.77   $  (27.47)  $   (29.45)
Diluted earnings (loss) per ADS (1) .............................. $   (21.49)  $     5.40   $  (27.47)  $   (29.45)




(1) ADS amounts have been restated to reflect the one-for-ten reverse split in June 2002.



      See accompanying Notes to Interim Consolidated Financial Statements.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                                Six Months
                                                                                               Ended June 30,
                                                                                     ------------------------------
                                                                                           2002             2001
                                                                                     ------------      ------------
Net cash provided by operating activities ........................................      $  45,559         $  55,290

Cash flows from investing activities:
Purchases of held-to-maturity fixed maturity securities ..........................         (3,278)           (3,554)
Purchases of available-for-sale fixed maturity securities ........................       (169,239)         (395,834)
Purchases of available-for-sale equity securities ................................        (23,162)          (51,100)
Proceeds from redemption of held-to-maturity fixed maturity securities ...........         23,832            13,596
Proceeds from sale of available-for-sale fixed maturity securities ...............        205,734           198,336
Proceeds from sale of available-for-sale equity securities .......................            329             5,010
Capital expenditures .............................................................           (776)             (706)
Other cash flows from (used in) investing activities .............................            (67)             (258)
                                                                                     ------------      ------------
Net cash provided by (used in) investing activities ..............................         33,373          (234,510)
                                                                                     ------------      ------------

Cash flows from financing activities:
Insurance policyholder contract deposits .........................................        152,283           269,342
Insurance policyholder benefits paid .............................................       (107,824)          (95,015)
Issuance of Ordinary Shares ......................................................              -                 3
Purchases of Ordinary Shares by the employee benefit trusts.......................              -            (6,005)
Proceeds from disposal of shares by the employee benefit trusts...................             43               440
Dividends paid....................................................................         (2,032)           (7,337)
Notes payable.....................................................................          2,440             1,318
Repayment of notes................................................................         (5,000)                -
                                                                                     ------------      ------------
Net cash provided by financing activities ........................................         39,910           162,746
                                                                                     ------------      ------------

Net increase (decrease) in cash and cash equivalents .............................        118,842           (16,474)
Cash and cash equivalents at beginning of period .................................         82,417           114,285
Foreign currency translation adjustment ..........................................            265               (74)
                                                                                     ------------      ------------
Cash and cash equivalents at end of period .......................................     $  201,524         $  97,737
                                                                                     ============      ============


      See accompanying Notes to Interim Consolidated Financial Statements.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                                 (In thousands)

                                                                                          Accumulated
                                                                                             Other
                                      Ordinary    Additional                   Employee     Compre-        Total
                                      Shares at     Paid-in       Retained      Benefit      hensive   Shareholders'
                                       Par Value    Capital       Earnings      Trusts    Income (Loss)    Equity
                                    ------------------------- -------------------------- ------------ -------------
Balance as of January 1, 2001 .....   $    3,222   $   67,591     $ 580,176    $ (58,003)   $ (25,244)    $ 567,742

Net income (loss)..................            -            -      (150,843)           -            -      (150,843)
Change in net unrealized gains
   and losses on available-for-sale
   securities......................            -            -             -            -        9,894         9,894
Foreign currency translation
   adjustment......................            -            -             -            -          (15)          (15)
Exercise of employee share
   options, including income
   tax effect......................            -          121             -          409            -           530
Grant of employee share options
   below fair market value.........            -          530             -            -            -           530
Net realized gains on disposal
   of shares held by the
   employee benefit trusts.........            -           31             -            -            -            31
Cash dividends declared (14.4
   cents net per share and $1.44
   per ADS) (1) ...................            -            -        (7,337)           -            -        (7,337)
Issuance of Ordinary Shares .......            -            1             -            -            -             1
Purchase of shares by the
   employee benefit trusts.........            -            -             -       (6,005)           -        (6,005)
                                     ----------- ------------ ------------- ------------ ------------  ------------
Balance as of June 30, 2001........   $   3,222     $  68,274     $ 421,996   $  (63,599)   $ (15,365)    $ 414,528
                                     ----------- ------------ ------------- ------------ ------------  ------------
                                     ----------- ------------ ------------- ------------ ------------  ------------

                                                                                           Accumulated
                                                                                              Other
                                      Ordinary    Additional                   Employee     Compre-        Total
                                      Shares at     Paid-in       Retained      Benefit      hensive   Shareholders'
                                       Par Value    Capital       Earnings      Trusts    Income (Loss)    Equity
                                    ------------------------- -------------------------- ------------ -------------
Balance as of January 1, 2002 .....    $   3,222    $  68,346     $ 223,590   $  (63,599)   $  (9,906)    $ 221,653

Net income (loss)..................            -            -      (139,400)           -            -      (139,400)
Change in net unrealized gains
   and losses on available-for-sale
   securities......................            -            -             -            -       (3,292)       (3,292)
Foreign currency translation
   adjustment......................            -            -             -            -         (503)         (503)
Exercise of employee share
   options, including income
   tax effect......................            -            3             -           28            -            31
Net realized gains on disposal
   of shares held by the
   employee benefit trusts.........            -           15             -            -            -            15
Cash dividends declared ($0.04
   net per share and $0.40 per
   ADS) (1) .......................            -            -        (2,032)           -            -        (2,032)
                                     ----------- ------------ ------------- ------------ ------------  ------------
Balance as of June 30, 2002........    $   3,222    $  68,364    $   82,158   $  (63,571)  $  (13,701)   $   76,472
                                     ----------- ------------ ------------- ------------ ------------  ------------
                                     ----------- ------------ ------------- ------------ ------------  ------------
(1) ADS amounts have been restated to reflect the one-for-ten reverse split in
June 2002.

      See accompanying Notes to Interim Consolidated Financial Statements.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)

                                                                       Three Months Ended       Six Months Ended
                                                                            June 30,                June 30,
                                                                 -------------------------------------------------------
                                                                     2002           2001        2002        2001
                                                                 -------------------------------------------------------
Net income (loss).................................................   $(109,095)  $  29,383    $(139,400)  $(150,843)

Other comprehensive income (loss), net of deferred income taxes:

Foreign currency translation adjustments, net of income
   taxes of $0....................................................        (697)         (7)        (503)        (15)

Change in net unrealized gains and losses:
   Change in net unrealized gains and losses
     on available-for-sale securities.............................      10,605      (7,494)       4,498      28,400
   Deferred policy acquisition cost amortization adjustments......     (11,340)      4,372       (8,595)    (12,953)
   Deferred income taxes..........................................        (148)        814          805      (5,553)
                                                                 -------------------------------------------------------
Other comprehensive income (loss) ................................      (1,580)     (2,315)      (3,795)      9,879
                                                                 -------------------------------------------------------
Comprehensive income (loss) ......................................   $(110,675)  $  27,068    $(143,195)  $(140,964)
                                                                 -------------------------------------------------------
                                                                 -------------------------------------------------------


      See accompanying Notes to Interim Consolidated Financial Statements.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.   Subsequent Events

       Subsequent to June 30, 2002, the North Carolina Department of Insurance ("NCDOI") placed London Pacific Group's primary insurance company, London Pacific Life & Annuity Company ("LPLA"), under regulatory control and rehabilitation based on LPLA's statutory capital and surplus as of June 30, 2002. On August 6, 2002, on petition of the Commissioner of Insurance of the State of North Carolina ("the Commissioner") with the consent of LPLA and unanimous approval of its board of directors, the Superior Court of Wake County in the State of North Carolina ordered the Commissioner to take possession and control of all of the property, books and accounts, documents and other records of LPLA. Based on this court order, London Pacific Group no longer exercises control over LPLA. As a result of the lost control, London Pacific Group will deconsolidate LPLA and record a charge to earnings for current and potential losses in the third quarter of 2002. This charge is currently expected to be approximately $27.9 million.

       For further discussion, see the "Liquidity and Capital Resources" section in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations." See also Part II, Item 5 "Other Information" for unaudited pro forma information.

       On July 2, 2002, the Group announced that further declines in the value of LPLA's investment portfolio due to persistent negative events in the equity and bond markets continued to erode significantly the statutory capital of LPLA and that, to date, the Group had been unsuccessful in concluding a transaction to enhance the capital of LPLA. As a consequence, LPLA discontinued the issuance of new policies. Although the statutory capital of London Pacific Group's Jersey insurance subsidiary, London Pacific Assurance Limited ("LPAL"), had not been affected by the adverse equity and bond markets to the same extent as the statutory capital of LPLA, London Pacific Group also announced on July 2, 2002 that LPAL would discontinue writing new policies effective immediately. The decision to discontinue the issuance of new policies through LPAL was made to avoid the increased capital requirement created by additional policyholder liabilities. Subsequent to this announcement and other announcements relating to London Pacific Group and LPLA, LPAL policy surrenders have increased substantially. Approximately 48% of LPAL's policyholder liabilities as of June 30, 2002 have been redeemed as of August 8, 2002.


Note 2.   Basis of Presentation and Principles of Consolidation

       The accompanying interim consolidated financial statements are unaudited and have been prepared by London Pacific Group Limited (the "Company") in conformity with United States generally accepted accounting principles ("U.S. GAAP"). These consolidated financial statements include the accounts of the Company, its subsidiaries, the Employee Share Option Trust and the Agent Loyalty Opportunity Trust (collectively, the "Group"). Significant subsidiaries included in the Group and discussed in this document include: London Pacific Life & Annuity Company, London Pacific Assurance Limited, London Pacific Advisors, Berkeley Capital Management, Berkeley International Capital Corporation and Berkeley International Limited. All intercompany transactions have been eliminated in consolidation.

       Certain information and note disclosures normally included in the Group's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting only of normal recurring accruals) which are necessary for a fair statement of the results for the interim periods presented.

       While Group management believes that the disclosures presented are adequate to make the information not misleading, these interim consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2001, which are contained in the

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Company's Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission ("SEC") on April 1, 2002. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

       The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the condensed interim consolidated financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates. Certain estimates such as fair value and actuarial assumptions have a significant impact on the gains and losses recorded on investments and balance of life insurance policy liabilities.

       Because of the events described above in Note 1. "Subsequent Events," as well as other unknown events that may occur during the next six months, the results for the three and six month periods ended June 30, 2002, are not indicative of the results to be expected for the full fiscal year.

       The Company's Ordinary Shares are traded on the London Stock Exchange and on the Over-the-Counter ("OTC") Bulletin Board in the U.S. in the form of American Depositary Shares ("ADSs"), which are evidenced by American Depositary Receipts ("ADRs"). During the second quarter of 2002, the Company completed a one-for-ten reverse split of its ADSs. On June 24, 2002, every ten of the Company's ADSs issued and outstanding were converted and reclassified into one post-split ADS. Consequently, effective from the opening of business on June 24, 2002, each ADS is equal to ten Ordinary Shares. All dividend and earnings per ADS amounts disclosed in these financial statements have been restated to reflect this split.


Note 3.   Comprehensive Income

       Comprehensive income consists of net income (loss); changes in unrealized gains and losses on available-for-sale securities, net of income taxes and deferred policy acquisition cost amortization adjustments; and foreign currency translation gains or losses arising on the translation of the Group's non-U.S. dollar based subsidiaries.


Note 4.   Earnings Per Share and ADS

       The Group calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." This statement requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income or loss by the weighted average number of Ordinary Shares outstanding during the applicable period, excluding shares held by the Employee Share Option Trust and the Agent Loyalty Opportunity Trust which are regarded as treasury stock for the purposes of this calculation. The Group has issued employee share options, which are considered potential common stock equivalents under SFAS 128. Diluted earnings per share is calculated by dividing net income by the weighted average number of Ordinary Shares outstanding during the applicable period as adjusted for these potentially dilutive options which are determined based on the "Treasury Stock Method." As the Group recorded a net loss for the three month period ended June 30, 2002 and for both of the six month periods ended June 30, 2002 and 2001, the calculations of diluted earnings per share for these periods do not include these potentially dilutive options because they are anti-dilutive and, if included, would result in a reduction of net loss per share. If the Group had reported net income for the three month period ended June 30, 2002 and for both of the six month periods ended June 30, 2002 and 2001, there would have been an additional 816,595, 647,000 and 4,843,408 shares, respectively, included in the calculations of diluted earnings per share for these periods.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

       A reconciliation of the numerators and denominators for the basic and diluted earnings per share calculations is as follows:

                                                                       Three Months Ended       Six Months Ended
                                                                            June 30,                June 30,
                                                                 ----------------------------------------------------
                                                                        2002        2001        2002        2001
                                                                 ----------------------------------------------------
                                                                              (In thousands, except share,
                                                                             per share and per ADS amounts)
Net income (loss).................................................   $(109,095)  $  29,383    $(139,400)  $(150,843)

Basic earnings per share and ADS: (1)
Weighted average number of Ordinary Shares outstanding,
  excluding shares held by the employee benefit trusts............  50,754,192  50,896,799   50,751,976  51,227,399
                                                                 ----------------------------------------------------
Basic earnings (loss) per share...................................  $    (2.15) $     0.58  $    (2.75)$     (2.94)
                                                                 ----------------------------------------------------
                                                                 ----------------------------------------------------

Basic earnings (loss) per ADS (1).................................   $  (21.49) $     5.77   $  (27.47) $   (29.45)
                                                                 ----------------------------------------------------
                                                                 ----------------------------------------------------


Diluted earnings per share and ADS: (1)
Weighted average number of Ordinary Shares outstanding,
  excluding shares held by the employee benefit trusts............  50,754,192  50,896,799   50,751,976  51,227,399
Effect of dilutive securities (employee share options)............           -   3,534,991            -           -
                                                                 ----------------------------------------------------
Weighted average number of Ordinary Shares used in
  diluted earnings per share calculations.........................  50,754,192  54,431,790   50,751,976  51,227,399
                                                                 ----------------------------------------------------
Diluted earnings (loss) per share ................................  $    (2.15) $     0.54  $    (2.75)$     (2.94)
                                                                 ----------------------------------------------------
                                                                 ----------------------------------------------------
Diluted earnings (loss) per ADS (1)...............................   $  (21.49) $     5.40   $  (27.47) $   (29.45)
                                                                 ----------------------------------------------------
                                                                 ----------------------------------------------------


(1) ADS amounts have been restated to reflect the one-for-ten reverse split in June 2002.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 5.   Investments

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

       ii) held-to-maturity securities are recorded at amortized cost unless these securities become other-than-temporarily impaired; and

       iii)trading securities are recorded at fair value with changes in unrealized gains and losses included in net income.

       When a quoted market price is available for a security, the Group uses this price in the determination of fair value. If a quoted market price is not available for a security, management estimates the security's fair value based on appropriate valuation methodologies.

       For a discussion of the Group's accounting policies with respect to the determination of fair values of investments and other-than-temporary impairments, see the section entitled "Critical Accounting Policies" in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" below. The Group's private securities are primarily convertible preferred stock holdings in technology companies. Financial information on the issuers of these equity securities is received and reviewed periodically by Group management. In addition, Group management maintains contact with the management of these issuers through ongoing dialogue to examine the issuers' future plans and prospects.

       The Group's fixed maturity securities are principally comprised of U.S. and non-U.S. corporate debt and mortgage-backed securities. Generally, quoted market prices are available for these securities.

Equity Securities

       Equity securities are comprised of available-for-sale and trading securities. An analysis of equity securities is as follows:

                                             June 30, 2002                              December 31, 2001
                            ---------------------------------------------------------------------------------------
                                           Gross      Gross    Estimated                Gross     Gross   Estimated
                                        Unrealized Unrealized    Fair                Unrealized Unrealized   Fair
                                Cost       Gains     Losses      Value        Cost      Gains     Losses     Value
                            ---------------------------------------------------------------------------------------
                                                                 (In thousands)
Private corporate equity
  securities...............    $167,246 $   2,459  $(15,985)  $153,720     $183,621  $   4,043 $  (6,876)  $180,788
Other equity securities ...       1,776         -      (807)       969        1,918          -      (779)     1,139
                            ---------------------------------------------------------------------------------------
Total available-for-sale
  equity securities........     169,022     2,459   (16,792)   154,689      185,539      4,043    (7,655)   181,927

Trading securities.........      86,395     1,378   (43,553)    44,220       86,036     17,755   (22,004)    81,787
                            ---------------------------------------------------------------------------------------
Total equity securities....    $255,417 $   3,837 $ (60,345)  $198,909     $271,575   $ 21,798 $ (29,659)  $263,714
                            ---------------------------------------------------------------------------------------
                            ---------------------------------------------------------------------------------------

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

       Trading securities are carried at fair value with changes in net unrealized gains and losses of $(25,522,000) and $42,548,000 included in earnings for the three month periods ended June 30, 2002 and 2001, respectively, and of $(37,926,000) and $(176,097,000) included in earnings for the six month periods ended June 30, 2002 and 2001, respectively.

Investment Concentration and Risk

       Due to the events described above in Note 1. "Subsequent Events," investment concentration and risk information relating to the investment portfolio of LPLA is not presented.

       As of June 30, 2002, fixed maturity securities held by the Group excluding LPLA, included investments in Daimler Chrysler Holdings of $8,866,000, Imperial Chemicals plc of $8,118,000, Ford Motor Credit of $7,938,000, British Telecom of $7,841,000, General Motors of $7,696,000, and Deutsche Telekom of $7,489,000, and equity securities held by the Group excluding LPLA, included investments in Ceon Corporation of $9,594,000, New Focus, Inc. of $10,822,000 and Packeteer, Inc. of $9,289,000. These nine corporate issuers each represented more than ten percent of shareholders' equity, excluding the net assets of LPLA.

Realized Gains and Losses

         Information about gross realized gains and losses on securities transactions is as follows:

                                                                       Three Months Ended       Six Months Ended
                                                                            June 30,                June 30,
                                                                 ----------------------------------------------------
                                                                        2002        2001        2002        2001
                                                                 ----------------------------------------------------
                                                                                     (In thousands)
Gross realized gains (losses) on securities transactions:
Fixed maturities,
available-for-sale:
    Gross gains...................................................   $   4,101   $   7,627    $   5,410   $  11,227
    Gross losses..................................................     (23,344)     (2,643)     (46,369)     (2,999)
Fixed maturities, held-to-maturity:
    Gross losses..................................................      (4,704)          -       (4,704)        (12)
Equity securities, trading:
    Gross gains...................................................           -           -        3,841      43,665
    Gross losses..................................................         (67)          -          (67)     (1,646)
Equity securities, available-for-sale:
    Gross gains...................................................         147          10          748         410
    Gross losses..................................................     (38,733)    (15,229)     (44,099)    (29,779)
                                                                 ----------------------------------------------------
Net realized investment gains (losses) on securities
    transactions..................................................    $(62,600)   $(10,235)   $ (85,240)  $  20,866
                                                                 ----------------------------------------------------
                                                                 ----------------------------------------------------

       During the three month period ended June 30, 2002, management determined that eight public corporate debt securities held by the Group and classified as available-for-sale were other-than-temporarily impaired, and consequently $21.6 million of realized losses were reflected in the consolidated income statement for the difference between amortized cost and the fair value of these securities. In addition, during this same period, five private investments classified as available-for-sale were considered by management to be other-than-temporarily impaired and realized losses totaling $40.9 million related to these investments were recorded in the consolidated income statement.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

       During the six month period ended June 30, 2002, management determined that thirteen public corporate debt securities held by the Group and classified as available-for-sale were other-than-temporarily impaired, and consequently $41.7 million of realized losses were reflected in the consolidated income statement for the difference between amortized cost and the fair value of these securities. In addition, during this same period, eight private investments classified as available-for-sale were considered by management to be other-than-temporarily impaired and realized losses totaling $47.3 million related to these investments were recorded in the consolidated income statement.

       See Part II, Item 5 for unaudited pro forma information.


Note 6.   Deferred Policy Acquisition Costs

       Policy acquisition costs are the costs of producing life insurance and annuity business: principally commissions, underwriting costs and certain marketing expenses which vary with, and are primarily related to, the acquisition of new business. As of June 30, 2002, the balances of deferred policy acquisition costs in LPLA and LPAL were $157.4 million and $1.6 million, respectively. Policy acquisition costs are deferred and amortized over the estimated lives of the policies in relation to their estimated future gross profits. Due to the events described in Note 1. "Subsequent Events," LPAL has experienced a substantial increase in policy redemptions. Thus, the amortization rate of deferred policy acquisition costs has been adjusted to reflect this change in estimated life. In addition, because of decreased investment returns on invested assets, LPLA has reduced the investment spread assumptions in their revised estimates of future gross profits on their existing block of business and has therefore recorded additional amortization of deferred policy acquisition costs (referred to as "DPAC unlocking adjustments") of approximately $9.6 million and $11.4 million in the three and six months ended June 30, 2002, respectively.


Note 7.   Notes Payable

       Under the Group's $45,000,000 bank facility with the Bank of Scotland, $34,314,000 was outstanding as of June 30, 2002. In addition, the remaining $10,686,000 under the facility was utilized in the form of letters of credit and guarantees provided on behalf of certain unconsolidated investee companies. The facility bears interest at 2% over the applicable LIBOR rate (the current annual interest rate is 3.875%) and is guaranteed by the Company and substantially all of its subsidiaries, excluding LPLA and LPAL. Subsequent to June 30, 2002, the Group made repayments to the bank of $22,000,000 in permanent reduction of the facility down to $23,000,000 and provided the bank with a security interest over certain of the Group's listed equity securities (with an aggregate market value of $10.0 million as of June 30, 2002).

       The Group's consolidated results for the three months ended June 30, 2002 have resulted in a breach of the net worth and operating profit/interest charge financial covenants under its bank facility. The Group is seeking a waiver from the bank regarding the covenant breaches, as well as an extension of the bank facility beyond its May 2003 expiration date. Until such a waiver is obtained, this $23,000,000 facility (which includes $10,686,000 owed by unconsolidated investee companies) is in default and as a consequence continues to be repayable upon demand.

       If the bank demanded immediate full repayment of the facility, Group management believes that it is unlikely that the unconsolidated investee companies would currently have the ability to repay their borrowings totaling $10,686,000, and thus the Group would be obligated to pay this amount on their behalf. Repayment of the full $23,000,000 by the Group would create serious liquidity issues for the Group. As a result, the Group is

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

in the process of restructuring operations and reducing expenses in order to retire its outstanding bank debt over time.

       For further discussion, see the "Liquidity and Capital Resources" section in Part I, Item 2 "Management's Discussion of Financial Condition and Results of Operations."


Note 8.   Shareholders' Equity

       Total dividends declared and paid were $0.05 gross per Ordinary Share ($0.04 net of 20% Jersey tax) and $0.40 per ADS (net of 20% Jersey tax) during the six months ended June 30, 2002. Total dividends declared and paid were $0.29 gross per Ordinary Share ($0.232 net of 20% Jersey tax) and $2.32 per ADS (net of 20% Jersey tax) during the year ended December 31, 2001.

       Dividends per ADS have been restated to reflect the one-for-ten reverse split in June 2002.


Note 9.   Commitments and Contingencies

       Under an agreement between a Group subsidiary and LPLA, the Group subsidiary may be obligated to pay LPLA a maximum of $2.0 million per year, with an overall cap of $6.0 million. The Group subsidiary's obligation to pay LPLA is in exchange for the right to exercise serial call options to purchase certain private equity securities held by LPLA at LPLA's original cost. Group management believes that these option rights could be potentially advantageous to the Group in an initial public offering or acquisition situation where realizations are above LPLA's original cost. Group management believes that due to the court-imposed rehabilitation of LPLA (see Note 1. "Subsequent Events" and Part II, Item 5), LPLA may not be allowed to continue to perform its obligations under the agreement (i.e., transfer appreciated securities to the Group subsidiary at LPLA's original cost). Therefore, Group management believes that the agreement, and the Group subsidiary's obligation to LPLA thereunder, could be cancelled.


Note 10.   Recently Issued Accounting Pronouncements

       On January 1, 2002, the Group adopted Statement of Financial Accounting Standard No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which superseded APB Opinion No. 17, "Intangible Assets." SFAS 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life, and addresses the impairment testing and recognition for goodwill and intangible assets. The adoption of SFAS 142 did not have a material effect on the Group's consolidated results of operations or financial position. For the six month period ended June 30, 2002, goodwill amortization was zero compared to $115,000 for the same period in 2001.

       On January 1, 2002, the Group adopted Statement of Financial Accounting Standard No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes, with exceptions, Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of." The Group followed SFAS 144 in determining the accounting treatment for the impairment of its subsidiary, LPLA. As described in Note 1. "Subsequent Events," the Group ceded control of LPLA to the Insurance Commissioner of North Carolina on August 6, 2002, pursuant to an order of the Superior Court of Wake County, North Carolina, as of the same date. Because this event occurred subsequent to June 30, 2002,

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

under SFAS 144 the impairment loss on LPLA will be recognized in the third quarter of 2002. See also pro forma financial information in Part II, Item 5 under "Unaudited Pro Forma Information."

       In April 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard No. 145 ("SFAS 145"), "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections." SFAS 145 updates, clarifies and simplifies existing accounting pronouncements. Management does not expect the standard to have any material impact on the Group's consolidated results of operations or financial position.

       In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires the Group to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force ("EITF") Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS 146 will be applied prospectively to exit or disposal activities initiated after December 31, 2002.


Note 11.   Business Segment and Geographical Information

       The Group's reportable operating segments are classified according to its principal businesses, which are the following: life insurance and annuities, financial advisory services, asset management and venture capital management.

       During the three month periods ended June 30, 2002 and 2001, the asset management and venture capital management segments generated portfolio management fees from the life insurance and annuities segment of $605,000 and $3,042,000, respectively. During the six month periods ended June 30, 2002 and 2001, the asset management and venture capital management segments generated portfolio management fees from the life insurance and annuities segment of $3,662,000 and $5,766,000, respectively. These management fees have been approved by the insurance regulatory body in LPLA's state of domicile. Realized investment losses in the amount of $31,368,000 were recorded during the first six months of 2002 by the venture capital management segment, related to intersegmental investment sales to the life insurance and annuities segment. These realized investment losses were offset by a corresponding increase in unrealized investment gains on trading securities for the same amount. These gains and losses have been eliminated in the Group's consolidated financial statements.

       Summary revenue and investment gain (loss) information by geographic segment, based on the domicile of the Group company generating those revenues, is as follows:

                                                                       Three Months Ended       Six Months Ended
                                                                            June 30,                June 30,
                                                                 ----------------------------------------------------
                                                                        2002        2001        2002        2001
                                                                 ----------------------------------------------------
                                                                                     (In thousands)
Jersey............................................................   $  (3,738)  $ (17,523)  $   (7,113)  $(116,982)
Guernsey..........................................................     (10,070)     58,980      (13,503)      3,420
United States.....................................................     (33,548)     34,502      (20,170)     44,950
                                                                 ----------------------------------------------------
Consolidated revenues and net investment gains (losses)...........   $ (47,356)  $  75,959    $ (40,786) $  (68,612)
                                                                 ----------------------------------------------------
                                                                 ----------------------------------------------------

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

       Revenues and income before taxes for the Group's reportable operating segments, based on management's internal reporting structure, were as follows:

                                                                       Three Months Ended       Six Months Ended
                                                                            June 30,                June 30,
                                                                 ----------------------------------------------------
                                                                        2002        2001        2002        2001
                                                                 ----------------------------------------------------
                                                                                     (In thousands)
Revenues:
Life insurance and annuities (1),(2),(3)..........................   $ (43,979)  $   8,577    $ (40,806) $  (88,813)
Financial advisory services.......................................       4,384       5,061        8,817      10,126
Asset management (2) .............................................       1,487       1,629        3,134       3,414
Venture capital management (3) ...................................      (9,414)     59,997      (12,317)      5,518
                                                                 ----------------------------------------------------
                                                                       (47,522)     75,264      (41,172)    (69,755)
Reconciliation of segment amounts to consolidated amounts:
Interest income ..................................................         166         695          386       1,143
                                                                 ----------------------------------------------------
Consolidated revenues and net investment gains (losses)...........   $ (47,356)  $  75,959    $ (40,786)  $ (68,612)
                                                                 ----------------------------------------------------
                                                                 ----------------------------------------------------

Income before income taxes:
Life insurance and annuities (1),(2),(3),(4)......................  $  (91,216) $  (28,769)   $(124,579)  $(161,792)
Financial advisory services ......................................        (787)       (352)      (1,735)     (1,807)
Asset management (2)..............................................         168         227          527         514
Venture capital management (3) ...................................     (10,948)     56,331      (14,929)      1,014
                                                                 ----------------------------------------------------
                                                                      (102,783)     27,437     (140,716)   (162,071)
Reconciliation of segment amounts to consolidated amounts:
Intersegmental interest (4).......................................         (93)          -            -           -
Interest income ..................................................         166         695          386       1,143
Corporate expenses ...............................................      (1,717)     (1,308)      (3,530)     (3,131)
Goodwill amortization ............................................           -         (58)           -        (115)
Interest expense .................................................        (289)       (658)        (578)     (1,336)
                                                                 ----------------------------------------------------
Consolidated income (loss) before income tax expense .............   $(104,716) $   26,108    $(144,438)  $(165,510)
                                                                 ----------------------------------------------------
                                                                 ----------------------------------------------------

(1) Netted against the revenues (investment income) of the life insurance and annuities segment are management fees paid to the asset management and venture capital management segments of $606,000 and $3,042,000 in the second quarters of 2002 and 2001, respectively, and $3,662,000 and $5,766,000 in the first six months of 2002 and 2001, respectively.



(2) Included in the revenues of the asset management segment are management fees from the life insurance and annuities segment of $271,000 and $460,000 in the second quarters of 2002 and 2001, respectively, and $754,000 and $989,000 in the first six months of 2002 and 2001, respectively.



(3) Included in the revenues of the venture capital management segment are management fees from the life insurance and annuities segment of $335,000 and $2,582,000 in the second quarters of 2002 and 2001, respectively, and $2,908,000 and $4,777,000 in the first six months of 2002 and 2001, respectively.



(4) Included in the life insurance and annuities segment is intersegmental interest expense of $(93,000) and $0 in the second quarter of 2002 and the first six months of 2002, respectively, which is eliminated in the consolidated financial statements.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

       The only material change in segmental assets during the second quarter of 2002 was in the venture capital management segment, where assets decreased by $7,569,000 from $20,228,000 to $12,659,000, primarily caused by the change in net unrealized gains and losses on listed equity securities in the trading account. The only material change in segmental assets during the first six months of 2002 was in the venture capital management segment, where assets decreased by $33,594,000 from $46,253,000 to $12,659,000, primarily caused by the transfer of certain trading securities from the venture capital management segment to the life insurance and annuities segment, with a corresponding increase in the corporate and other segment, and the change in net unrealized gains and losses on listed equity securities in the trading account.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited interim consolidated financial statements, and the notes thereto, presented elsewhere in this report. The interim consolidated financial statements are prepared in accordance with U.S. GAAP. This item should also be read in conjunction with the "Forward-Looking Statements and Factors That May Affect Future Results" which are set forth below and in the Company's other filings with the SEC.

Forward-Looking Statements and Factors That May Affect Future Results

       This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which the Group operates, management's current beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "goals," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Future outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. The Group undertakes no obligation to update any forward-looking statements, whether as a result of new information, future developments or otherwise.

       Factors that could cause or contribute to deviations from the forward-looking statements include those discussed in this section, elsewhere in this report and in the Company's other filings with the SEC. The factors include, but are not limited to, (i) the risks described in Item 3 "Quantitative and Qualitative Disclosures About Market Risk," (ii) variations in demand for the Group's products and services, (iii) the success of new products and services provided by the Group, (iv) significant changes in net cash flows in or out of the Group's businesses, (v) fluctuations in the performance of debt and equity markets worldwide, (vi) the enactment of adverse state, federal or foreign regulation or changes in government policy or regulation (including accounting standards) affecting the Group's operations, (vii) the effect of economic conditions and interest rates in the U.S., the U.K. or internationally,
(viii) the ability of the Group's subsidiaries to compete in their respective businesses, (ix) the ability of the Group to attract and retain key personnel, and (x) actions by governmental authorities that regulate the Group's businesses, including insurance commissions.

CRITICAL ACCOUNTING POLICIES

       Management has identified those accounting policies that are most important to the portrayal of the Group's financial condition and results of operations and that require management's most complex or subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These most critical accounting policies pertain to the Group's investments, and to the accounting for life insurance policy liabilities and deferred policy acquisition costs. These critical accounting policies are described below.

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

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Life Insurance and Annuities

       During this reporting period, the life insurance and annuities segment continued to suffer from the adverse conditions in the equity and bond markets.

       Subsequent to June 30, 2002, the North Carolina Department of Insurance ("NCDOI") placed London Pacific Group's primary insurance company, London Pacific Life & Annuity Company ("LPLA"), under regulatory control and rehabilitation based on LPLA's statutory capital and surplus as of June 30, 2002. On August 6, 2002, on petition of the Commissioner of Insurance of the State of North Carolina ("the Commissioner") with the consent of LPLA and unanimous approval of its board of directors, the Superior Court of Wake County in the State of North Carolina ordered the Commissioner to take possession and control of all of the property, books and accounts, documents and other records of LPLA. Based on this court order, London Pacific Group no longer exercises control over LPLA. As a result of the lost control, London Pacific Group will deconsolidate LPLA and record a charge to earnings for current and potential losses in the third quarter of 2002. This charge is currently expected to be approximately $27.9 million.

       For further discussion, see the "Liquidity and Capital Resources" section in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations." See also Part II, Item 5 for unaudited pro forma information.

       On July 2, 2002, the Group announced that further declines in the value of LPLA's investment portfolio due to persistent negative events in the equity and bond markets continued to erode significantly the statutory capital of LPLA and that, to date, the Group had been unsuccessful in concluding a transaction to enhance the capital of LPLA. As a consequence, LPLA discontinued the issuance of new policies. Although the statutory capital of London Pacific Group's Jersey insurance subsidiary, London Pacific Assurance Limited ("LPAL"), had not been affected by the adverse equity and bond markets to the same extent as the statutory capital of LPLA, London Pacific Group also announced on July 2, 2002 that LPAL would discontinue writing new policies effective immediately. The decision to discontinue the issuance of new policies through LPAL was made to avoid the increased capital requirement created by additional policyholder liabilities. Subsequent to this announcement and other announcements relating to London Pacific Group and LPLA, LPAL policy surrenders have increased substantially. Approximately 48% of LPAL's policyholder liabilities as of June 30, 2002 have been redeemed as of August 8, 2002.

       Due to the subsequent events referred to above, the Group plans to no longer write insurance policies, will let its Jersey, Channel Islands insurance business wind-down over time and will discontinue its insurance business segment. The Group will continue its focus on increasing assets under management, consulting and administration in its financial advisory services and asset management businesses. The venture capital business is at present substantially dependent upon the plans of the Commissioner of the North Carolina Department of Insurance with respect to the management of the private equity portfolio of LPLA while in rehabilitation.

       Certain information regarding the life insurance and annuities segment's results of operations is as follows:

                                                                       Three Months Ended       Six Months Ended
                                                                            June 30,                June 30,
                                                                 ----------------------------------------------------
                                                                        2002        2001        2002        2001
                                                                 ----------------------------------------------------
                                                                                     (In thousands)
Revenues:
Investment income.................................................  $   31,921  $   31,865   $   63,014  $   63,682
Insurance policy charges .........................................       1,605       1,455        2,572       2,836
Net realized investment gains (losses), including related
  amortization (1), (2)...........................................     (63,776)    (14,471)     (86,420)     52,273
Change in net unrealized investment gains and losses on
  trading securities, including related amortization (1), (2).....     (14,496)    (14,856)     (24,172)   (214,590)
Other fee income..................................................         868         359        1,549         641
                                                                 ----------------------------------------------------
Total revenues and investment gains (losses), including
  related amortization (1)........................................     (43,878)      4,352      (43,457)    (95,158)

Expenses:
Interest credited on insurance policyholder accounts .............      30,304      29,601       60,205      57,051
Amortization of deferred policy acquisition costs related to
  operations (1)..................................................      14,334       1,644       15,757       5,206
Mortality expenses (gains) .......................................        (330)       (356)        (684)       (306)
General and administrative expenses ..............................       3,123       2,232        5,844       4,683
Intersegmental interest expense (credit) .........................         (93)          -            -           -
                                                                 ----------------------------------------------------
Total expenses related to operations (1)..........................      47,338      33,121       81,122      66,634
                                                                 ----------------------------------------------------
Income (loss) before income taxes ................................  $  (91,216) $  (28,769)   $(124,579)  $(161,792)
                                                                 ----------------------------------------------------
                                                                 ----------------------------------------------------

(1) As a result of net realized investment gains on available-for-sale securities and the change in net unrealized investment gains on trading securities which back the life insurance and annuities segment's investment-type products, amortization of deferred policy acquisition costs was decreased by $101,000 and increased by $4,225,000 in the second quarters of 2002 and 2001, respectively, and increased by $2,651,000 and $6,345,000 in the first six months of 2002 and 2001, respectively. For purposes of the above business segment presentation, this additional amortization is not shown in operating expenses in accordance with the Group's accounting policy used to prepare the consolidated income statements, but is netted against net realized investment gains (losses) ($1,688,000 and $4,225,000 in the second quarters of 2002 and 2001, respectively, and $1,811,000 and $6,345,000 for the first six months of 2002 and 2001, respectively) and the change in net unrealized investment gains and losses ($(1,789,000) and $0 in the second quarters of 2002 and 2001, respectively, and $840,000 and $0 for the first six months of 2002 and 2001, respectively). After recalculating this amortization due to anticipated earnings not being achieved, there is an unlocking adjustment of $9,632,000 and $11,351,000 recorded in the second quarter of 2002 and first six months of 2002, respectively.

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

Second quarter of 2002 compared to second quarter of 2001

       In the second quarter of 2002, the life insurance and annuities segment, which consists of LPLA and LPAL, contributed a loss before income taxes of $91.2 million to the Group's overall loss before income taxes, compared to a loss before income taxes of $28.8 million in the second quarter of 2001. Net realized investment losses in the second quarter of 2002, including related amortization of deferred policy acquisition costs ("DPAC"), were $63.8 million, compared to net realized investment losses of $14.5 million in the second quarter of 2001. The loss from the change in net unrealized investment gains and losses, including related DPAC amortization, was $14.5 million in the second quarter of 2002, compared to a loss of $14.9 million in the second quarter of 2001. In the second quarter of 2002, the spread between investment income and interest credited to policyholder accounts decreased by $0.6 million; amortization of DPAC, excluding amortization related to investment gains and losses, increased by $12.7 million; and general and administrative expenses increased by $0.9 million, each as compared to the second quarter of 2001. Policy charges for the second quarter of 2002 increased by $0.2 million and other fee income increased by $0.5 million, each as compared to the second quarter of 2001.

       In accordance with U.S. GAAP, premiums collected on annuity and universal life contracts are not reported as revenues, but rather as deposits to insurance liabilities. Revenues for these products are recognized over time in the form of investment income and surrender or other charges. LPLA offers both fixed annuities which typically have an interest rate guaranteed from one to seven years, after which LPLA has the discretionary ability to change the crediting rate to any rate not below a guaranteed rate, and variable annuities which allow the contract holders to direct premiums into specific investment portfolios with rates of return being based on the performance of the portfolio. LPAL began selling guaranteed bond contracts, which are similar to LPLA's fixed annuity products, in the Jersey, Channel Islands and U.K. markets in early 2000.

       Premiums received for all life, annuity and guaranteed bond products were $83.9 million for the second quarter of 2002, a decrease of 37.3% over the premiums received in the second quarter of 2001. LPAL generated $2.9 million of the total premiums received during the second quarter of 2002, a decrease of $19.7 million of the total premiums received during the second quarter of 2001. LPAL's premium volume continued to decline as a result of lowering interest crediting rates during the last quarter of 2001. LPLA generated premiums of $81.0 million in the second quarter of 2002, a 27.2% decrease over the premiums received in the second quarter of 2001. The $30.2 million decrease in LPLA's premiums reflected the impact of a declining U.S. interest rate environment. As a result of lower reinvestment rates, LPLA reduced annuity crediting rates during 2001, which reduced the competitiveness of its annuity product line. During the second quarter of 2002, LPLA's premiums largely represented traditional annuities, which typically guarantee crediting rates for one year, but have surrender charge periods ranging from seven to ten years. Sales of traditional annuities in the second quarter of 2002 decreased to $71.0 million, compared to $73.0 million in the second quarter of 2001. The low U.S. interest rate environment had the most significant impact on LPLA's multi-year guaranteed rate annuities, sales of which decreased to $5.2 million in the second quarter of 2002, compared to $30.3 million in the second quarter of 2001.

       Interest and dividend income on investments remained constant at $31.9 million in the second quarter of 2002, compared with the second quarter of 2001. Yielding investments increased from the second quarter of 2001 to the second quarter of 2002, but yields on these investments declined, resulting in flat investment income.

       Net investment losses, including related DPAC amortization, were $78.3 million in the second quarter of 2002, compared to net investment losses of $29.3 million in the second quarter of 2001. Net investment losses in the second quarter of 2002 were comprised of net realized investment losses of $62.1 million, a $16.3 million loss from the change in net unrealized gains and losses on the listed equity securities held in the trading portfolio, and a related DPAC amortization credit of $0.1 million. The trading portfolio decreased from $51.4 million as of March 31, 2002 to $34.2 million as of June 30, 2002. LPAL sold certain trading positions during the second quarter of 2002, which resulted in net realized losses of $0.1 million based on an aggregate original cost of $0.9 million. These disposals represented shares previously held in escrow of companies that had completed initial public offerings of their securities. In the second quarter of 2002, LPLA and LPAL had additional net realized losses of $62.0 million, including other-than-temporary impairment write-downs on eight publicly traded corporate debt securities and five private placement securities, reflecting the continuing adverse bond and equity market conditions.

       Total invested assets (defined as total assets excluding DPAC, other assets and income tax related accounts) remained unchanged at $2.2 billion as of June 30, 2002, compared to December 31, 2001. On total average invested assets for the second quarter of 2002, the average annualized net return, including both realized and unrealized investment gains and losses, was -8.52%, as compared with 1.24% for the second quarter of 2001.

       Policy surrender and mortality charge income increased by $0.1 million in the second quarter of 2002 to $1.6 million, compared with $1.5 million in the second quarter of 2001. Full policy surrenders totaled $31.8 million in the second quarter of 2002, a $6.3 million increase over the second quarter of 2001. Internal policy conversions accounted for $6.9 million of the full surrenders in the second quarter of 2002, compared to $8.2 million in the second quarter of 2001. The increase in policy surrenders reflected the reduced crediting rates to policyholders discussed below and the risk based capital issues facing LPLA midway through the second quarter of 2002.

       Interest credited on policyholder accounts increased by $0.7 million in the second quarter of 2002 to $30.3 million, compared with $29.6 million in the second quarter of 2001. The increase was primarily due to new business growth, partially offset by favorable renewal rates on certain blocks of business. The average rate credited to policyholders was 5.42% during the second quarter of 2002, compared with 5.97% during the second quarter of 2001.

       Amortization of DPAC, excluding amortization related to investment gains and losses, was $14.3 million in the second quarter of 2002, an increase of $12.7 million over the second quarter of 2001. This increase was primarily due to the unlocking adjustment mentioned in Note (1) under the table above. Realized and unrealized investment gains and losses were included in the gross profits used to calculate the amortization of DPAC. This inclusion of investment gains and losses resulted in an amortization credit of $0.1 million in the second quarter of 2002, compared to additional amortization of $4.2 million in the second quarter of 2001.

       General and administrative expenses were $3.1 million in the second quarter of 2002, compared with $2.2 million in the second quarter of 2001. This $0.9 million increase was primarily due to higher professional fees largely related to the strategic initiatives at LPLA. The expense ratio in the second quarter of 2002, which is defined as general and administrative expenses divided by the average book value of total cash and investments, was 0.57%, compared with 0.40% in the second quarter of 2001.

First six months of 2002 compared to first six months of 2001

       In the first six months of 2002, the life insurance and annuities segment, which consists of LPLA and LPAL, contributed a loss before income taxes of $124.6 million to the Group's overall loss before income taxes, compared to a loss before income taxes of $161.8 million in the first six months of 2001. Net realized investment losses in the first six months of 2002, including related amortization of DPAC, were $86.4 million, compared to net realized investment gains of $52.3 million in the first six months of 2001. The loss from the change in net unrealized investment gains and losses, including related DPAC amortization, was $24.2 million in the first six months of 2002, compared to a loss of $214.6 million in the first six months of 2001. In the first six months of 2002, the spread between investment income and interest credited to policyholder accounts decreased by $3.8 million; amortization of DPAC, excluding amortization related to investment gains and losses, increased by $10.6 million; and general and administrative expenses increased by $1.2 million, each as compared to the first six months of 2001. Policy charges for the first six months of 2002 decreased by $0.3 million and other fee income increased by $0.9 million, each as compared to the first six months of 2001.

       Premiums received for all life, annuity and guaranteed bond products were $164.0 million for the first six months of 2002, a decrease of 42.9% over the premiums received in the first six months of 2001. LPAL generated $6.5 million of the total premiums received during the first six months of 2002, a decrease of $43.9 million of the total premiums received by LPAL during the first six months of 2001. LPAL's premium volume continued to decline as a result of lowering interest crediting rates during the last quarter of 2001. LPLA generated premiums of $157.5 million in the first six months of 2002, a 33.5% decrease over the premiums received by LPLA in the first six months of 2001. The $79.5 million decrease in LPLA's premiums reflected the impact of a declining U.S. interest rate environment. As a result of lower reinvestment rates, LPLA reduced annuity crediting rates during 2001, which reduced the competitiveness of its annuity product line. During the first six months of 2002, LPLA's premiums largely represented traditional annuities, which typically guarantee crediting rates for one year, but have surrender charge periods ranging from seven to ten years. Sales of traditional annuities in the first six months of 2002 decreased to $134.2 million, compared to $134.9 million in the first six months of 2001. The low U.S. interest rate environment had the most significant impact on LPLA's multi-year guaranteed rate annuities, sales of which in the first six months of 2002 decreased to $12.9 million, compared to $88.0 million in the first six months of 2001.

       Interest and dividend income on investments was $63.0 million in the first six months of 2002 as compared with $63.7 million in the first six months of 2001. This $0.7 million decrease was primarily due to lower reinvestment rates.

       Net investment losses, including related DPAC amortization, were $110.6 million in the first six months of 2002, compared to net investment losses of $162.3 million in the first six months of 2001. Net investment losses in the first six months of 2002 were comprised of net realized investment losses of $84.6 million, a $23.3 million loss from the change in net unrealized gains and losses on the listed equity securities held in the trading portfolio, and related DPAC amortization of $2.7 million. The trading portfolio decreased from $36.5 million as of December 31, 2001 to $34.2 million as of June 30, 2002. Additions to the trading portfolio during the first six months of 2002 of $22.0 million resulted from the transfer of certain listed equity securities from the venture capital management segment. LPAL sold certain trading positions during the first six months of 2002, which resulted in net realized gains of $3.8 million based on an aggregate original cost of $0.9 million. These disposals represented shares previously held in escrow of companies that had completed initial public offerings of their securities and shares in New Focus held by LPAL. These realized gains were offset by net realized losses of $88.4 million, including other-than-temporary impairment write-downs on ten publicly traded corporate debt securities and seven private placement securities, reflecting the continuing adverse bond and equity market conditions.

       Total invested assets (defined as total assets excluding DPAC, other assets and income tax related accounts) remained unchanged at $2.2 billion as of June 30, 2002, compared to December 31, 2001. On total average invested assets for the first six months of 2002, the average annualized net return, including both realized and unrealized investment gains and losses, was -4.16%, as compared with -8.40% for the first six months of 2001.

       Policy surrender and mortality charge income decreased by $0.2 million in the first six months of 2002 to $2.6 million, compared with $2.8 million in the first six months of 2001. Full policy surrenders totaled $49.5 million in the first six months of 2002, a $3.2 million decrease over the first six months of 2001. Internal policy conversions accounted for $11.7 million of the full surrenders in the first six months of 2002, compared to $18.1 million in the first six months of 2001. The decrease in policy surrenders reflects one of the effects of the declining U.S. interest rate environment, which has reduced yields on competing products.

       Interest credited on policyholder accounts increased by $3.1 million in the first six months of 2002 to $60.2 million, compared with $57.1 million in the first six months of 2001. The increase was primarily due to new business growth, offset by favorable renewal rates on certain blocks of business. The average rate credited to policyholders was 5.48% during the first six months of 2002, compared with 5.98% during the first six months of 2001.

       Amortization of DPAC, excluding amortization related to investment gains and losses, was $15.8 million in the first six months of 2002, an increase of $10.6 million over the first six months of 2001. This increase was primarily due to the $11.4 million unlocking adjustment referred to in Note (1) under the table above. Realized and unrealized investment gains and losses were included in the gross profits used to calculate the amortization of DPAC. This inclusion of investment gains and losses resulted in additional amortization of $2.7 million in the first six months of 2002, compared to $6.3 million in the first six months of 2001.

       General and administrative expenses were $5.8 million in the first six months of 2002, compared with $4.7 million in the first six months of 2001. This $1.1 million increase was primarily due to higher professional fees largely related to the strategic initiatives at LPLA. The expense ratio in the first six months of 2002, which is defined as general and administrative expenses divided by the average book value of total cash and investments, was 0.51%, compared with 0.40% in the first six months of 2001.

Financial Advisory Services

       Certain information regarding the financial advisory services segment's results of operations is as follows:

                                                                       Three Months Ended       Six Months Ended
                                                                            June 30,                June 30,
                                                                 ----------------------------------------------------
                                                                        2002        2001        2002        2001
                                                                 ----------------------------------------------------
                                                                                     (In thousands)
Gross financial advisory services fees............................     $ 4,384     $ 5,061      $ 8,817     $10,126
Payouts due to independent advisors...............................      (2,689)     (3,093)      (5,553)     (6,689)
                                                                 ----------------------------------------------------
                                                                         1,695       1,968        3,264       3,437
Operating expenses................................................       2,482       2,320        4,999       5,244
                                                                 ----------------------------------------------------
Income (loss) before income taxes ................................     $  (787)    $  (352)    $ (1,735)    $(1,807)
                                                                 ----------------------------------------------------
                                                                 ----------------------------------------------------

Second quarter of 2002 compared to second quarter of 2001

       The pre-tax loss from the financial advisory services segment increased by $0.4 million to $0.8 million in the second quarter of 2002 compared to the second quarter of 2001, primarily due to a decrease in net revenues resulting from overall market declines affecting asset management and portfolio servicing revenues, offset partially by increased revenues from institutional client asset growth.

       Net revenues decreased from $2.0 million in the second quarter of 2001 to $1.7 million in the second quarter of 2002. Net asset management and consulting fees, and brokerage and commission product sales decreased from the prior period due to sustained declining market conditions prevalent throughout the year resulting in overall diminished portfolio values. Decreases in net revenues from fee based management and consulting services, and commission based brokerage services were partially offset by an increase in institutional consulting fee revenue at relatively lower fee to asset ratios.

       Assets under management, consulting or administration increased slightly from $2.3 billion as of June 30, 2001 to $2.4 billion as of June 30, 2002. Net assets from institutional sources increased due to new client assets on that platform, despite decreasing market values. In contrast, managed assets decreased, primarily due to the general decline in market values. The net revenue to asset ratio is higher for managed assets as compared to institutional assets.

       Operating expenses increased by $0.2 million to $2.5 million in the second quarter of 2002 compared to the second quarter of 2001, due to higher operating expenses primarily related to the web development function and a reduction of capitalized web development costs, which supports the institutional and Internet based initiatives discussed below, offset partially by lower salary and staff costs as compared to the same period last year.

       In late 1999, the Group decided to make the London Pacific Advisors ("LPA") business the foundation for an Internet based initiative that could then be migrated to other vertical markets in which the Group has expertise. This initiative aims to deliver a full complement of consulting and back office services to institutions and financial advisors through the Internet. An overview of the project is available at www.lpadvisors.com.

       The total investment in the Internet based project through June 30, 2002 was $3.5 million, including $0.2 million in the second quarter of 2002. Of this total, $2.9 million has been capitalized as software development costs and is being amortized (as a component of operating expenses) over five years; amortization of these costs began in May 2001 and the amount amortized during the second quarter of 2002 was $0.1 million.

       The Internet based initiative has opened the door for marketing of financial advisory services to institutions and large groups of advisors. To date, service contracts have been signed with ten major institutions, and additional contracts are currently under negotiation. Revenues related to these contracts have steadily increased, with second quarter of 2002 net revenue up $0.2 million from the second quarter of 2001. Net asset management and consulting fees from institutional clients are expected to continue to increase during the remainder of 2002 as new business comes onto the myOfficeOnlineSM platform.

First six months of 2002 compared to first six months of 2001

       The pre-tax loss from the financial advisory services segment decreased by $0.1 million to $1.7 million in the first six months of 2002 compared to the first six months of 2001, primarily due to increased revenues from institutional client asset growth and lower operating expenses, partially offset by overall market declines affecting net revenues from asset management, portfolio servicing, commission based and brokerage product lines.

       Net revenues decreased from $3.4 million in the first six months of 2001 to $3.3 million in the first six months of 2002. Net asset management and consulting fees, as well as net revenues from brokerage and commission product sales decreased from the prior period as a result of the erosion in portfolio values and the continued decline in general market conditions throughout the year. Decreases in net revenues from fee-based, managed and consulting, portfolio servicing and brokerage product lines were partially offset by an increase in institutional consulting fee revenue at relatively lower fee to asset ratios.

       Assets under management, consulting or administration increased from $2.3 billion as of June 30, 2001 to $2.4 billion as of June 30, 2002. The addition of assets from new and existing institutional clients more than offset the decline in managed assets resulting from negative market conditions.

       Operating expenses decreased by $0.2 million to $5.0 million in the first six months of 2002 compared to the first six months of 2001, primarily due to lower salary and staff costs, and data information and computer service costs when compared to the same period in the prior year.

Asset Management

       Certain information regarding the asset management segment's results of operations is as follows:

                                                                       Three Months Ended       Six Months Ended
                                                                            June 30,                June 30,
                                                                 ----------------------------------------------------
                                                                        2002        2001        2002        2001
                                                                 ----------------------------------------------------
                                                                                     (In thousands)
Revenues .........................................................      $1,487      $1,629       $3,134      $3,414
Operating expenses ...............................................       1,319       1,402        2,607       2,900
                                                                 ----------------------------------------------------
Income before income taxes .......................................     $   168     $   227      $   527     $   514
                                                                 ----------------------------------------------------
                                                                 ----------------------------------------------------

Second quarter of 2002 compared to second quarter of 2001

       Berkeley Capital Management ("BCM"), the Group's U.S. asset manager, generates most of this segment's revenues and expenses. BCM's revenues increased in the second quarter of 2002 by $0.1 million to $1.4 million. Expenses decreased in the second quarter of 2002 by $0.1 million to $1.3 million. The higher revenues and the lower expenses increased BCM's contribution to segment income by $0.1 million in the second quarter of 2002 compared to the second quarter of 2001.

       The increase in BCM's revenues was primarily due to an increase in fees from its wrap account program which was partially offset by a decline in fees from the life insurance and annuities segment and a lower fee structure paid by one of BCM's largest clients which became effective January 1, 2002. The wrap account revenues generated during the second quarter of 2002 were primarily based upon asset values at the beginning of the quarter due to the billing pattern of wrap program sponsors. Therefore, the increase in market values during the first quarter of 2002 helped to increase BCM's revenues during the second quarter of 2002.

       Total wrap fee account assets under management were $991 million as of June 30, 2002, compared to $1.053 billion as of March 31, 2002 and $1.014 billion as of June 30, 2001. The lower wrap assets under management as of June 30, 2002 compared to March 31, 2002 resulted from the sharp stock market decline during the period which offset a 1% net increase in the number of wrap accounts during the quarter. Wrap account assets under management in BCM's Growth Equity style decreased during the quarter due to market value declines and a decline in the number of accounts managed. The $23 million decline in total wrap fee assets under management as of June 30, 2002 compared to June 30, 2001 was due to the market decline over the period which more than offset the 8% increase in the number of wrap accounts under management.

       BCM seeks to add an additional wrap account product during 2002 with the objective of boosting BCM's assets under management and profitability in future years.

       The asset management segment generated portfolio management fees from the life insurance and annuities segment of $0.3 million for the second quarter of 2002, compared with $0.5 million for second quarter of 2001. This reduction in fees resulted from the decline in the market value of the listed equity securities portfolio held by the life insurance operation which is managed by Berkeley International Limited ("BIL"), the Group's asset management subsidiary in Jersey. Intersegmental fees of $0.2 million are included in the revenues of BCM for the second quarter of 2002.

First six months of 2002 compared to first six months of 2001

       BCM's revenues were $2.8 million in the first six months of 2002, a decline of less than $0.1 million, compared to the first six months of 2001. Expenses decreased in the first six months of 2002 by $0.3 million to $2.6 million. The lower revenues were more than offset by the lower expenses which increased BCM's contribution to segment income by $0.3 million in the first six months of 2002 compared to the first six months of 2001.

       The decline in revenues was due to lower fees from the life insurance and annuities segment and to a lower fee structure paid by one of BCM's largest clients which became effective January 1, 2002, which more than offset the increase in the number of client accounts and new assets over the period. BCM was able to attract net new wrap assets in its Value Equity investment product during the first six months of 2002. However, total wrap assets declined from $997 million as of December 31, 2001 to $991 million as of June 30, 2002 due to the market's decline and the loss of assets in its Growth Equity style. BCM's core product, Value Equity, continued to outperform the S&P 500 during the first six months of 2002. Sales of this product could not offset the decline in the market value of the accounts during the period, although the total number of wrap fee accounts increased 3% during the first six months of 2002.

       The asset management segment generated portfolio management fees from the life insurance and annuities segment of $0.7 million for the first six months of 2002, compared with $1.0 million for the first six months of 2001. This reduction in fees resulted from the decline in the market value of the listed equity securities portfolio held by the life insurance operation which is managed by BIL. Intersegmental fees of $0.4 million are included in the revenues of BCM for the first six months of 2002.

Venture Capital Management

       Certain information regarding the venture capital management segment's results of operations is as follows:

                                                                       Three Months Ended       Six Months Ended
                                                                            June 30,                June 30,
                                                                 ----------------------------------------------------
                                                                        2002        2001        2002        2001
                                                                 ----------------------------------------------------
                                                                                     (In thousands)
Revenues:
Management fees...................................................    $    335   $   2,582    $   2,908   $   4,777
Net realized investment gains (losses) (1)........................        (512)         11      (31,999)     37,280
Change in net unrealized investment gains and losses
  on trading securities (1).......................................      (9,237)     57,404       16,774     (36,539)
                                                                 ----------------------------------------------------
Total revenues and net investment gains (losses)..................      (9,414)     59,997      (12,317)      5,518
Operating expenses................................................       1,534       3,666        2,612       4,504
                                                                 ----------------------------------------------------
Income (loss) before income taxes.................................    $(10,948)   $ 56,331     $(14,929)   $  1,014
                                                                 ----------------------------------------------------
                                                                 ----------------------------------------------------

(1) Realized investment gains and losses in the amount of $(31,368,000) and $37,269,000 were recorded during the first six months of 2002 and 2001, respectively, by the venture capital management segment, related to intersegmental investment sales to the life insurance and annuities segment. These realized investment gains and losses were offset by corresponding increases and decreases in unrealized investment gains and losses on trading securities for the same amounts. These gains and losses have been eliminated in the Group's consolidated financial statements.


Second quarter of 2002 compared to second quarter of 2001

       Income (loss) before income taxes from the venture capital management segment decreased from income of $56.3 million in the second quarter of 2001 to a loss of $10.9 million in the second quarter of 2002. This loss was primarily attributable to the change in net unrealized gains and losses on the listed equity securities held in the trading portfolio. These positions in listed equity securities resulted from privately held technology companies in which the venture capital management segment had an equity interest completing initial public offerings or being acquired by publicly traded companies in stock-for-stock acquisitions.

       The change in net unrealized gains and losses in the listed equity trading portfolio during the second quarter of 2002 was a loss of $9.2 million. The trading portfolio decreased from $19.2 million as of March 31, 2002 to $10.0 million as of June 30, 2002. There were no additions to the trading portfolio during the second quarter of 2002.

       The Group's management expects significant fluctuations in net unrealized gains and losses in the listed equity trading portfolio in future periods, reflecting continued equity market volatility, especially in the technology sector.

       The venture capital management segment earned portfolio management fees from the life insurance and annuities segment of $0.3 million for the second quarter of 2002, compared to $2.6 million for the second quarter of 2001. The $2.3 million decrease in fees resulted from the lower value of the assets managed as well as the estimated adjustment in fees due to Berkeley International Capital Corporation ("BICC") from LPLA for the second quarter of 2002. BICC manages LPLA's private investment portfolio, for which LPLA pays BICC management fees. Due to the subsequent events described in the "Liquidity and Capital Resources" section below, it is uncertain whether BICC will continue to manage LPLA's investment portfolio. If such portfolio management services continue to be provided, it is uncertain what level of fees will be paid to BICC.

       Operating expenses in the second quarter of 2002 were $1.5 million, compared to $3.7 million in the second quarter of 2001. This $2.2 million decrease was primarily attributable to bonus compensation of $2.0 million in the second quarter of 2001 and an expense credit in the second quarter of 2001 due to the reversal of unrealized appreciation on certain underlying listed investments in the Group's deferred compensation plan, both of which did not recur during the second quarter of 2002.

First six months of 2002 compared to first six months of 2001

       Income (loss) before income taxes from the venture capital management segment decreased from income of $1.0 million in the first six months of 2001 to a loss of $14.9 million in the first six months of 2002. This loss was primarily attributable to the change in net unrealized gains and losses on the listed equity securities held in the trading portfolio, excluding the intersegmental gains and losses as noted above. These positions in listed equity securities resulted from privately held technology companies in which the venture capital management segment had an equity interest completing initial public offerings or being acquired by publicly traded companies in stock-for-stock acquisitions.

       The change in net unrealized gains and losses in the listed equity trading portfolio during the first six months of 2002 was a gain of $16.8 million, which was more than offset by realized losses of $31.4 million from disposals of certain listed equity securities to the life insurance and annuities segment, based on their aggregate cost of $53.4 million. The trading portfolio decreased from $45.3 million as of December 31, 2001 to $10.0 million as of June 30, 2002. Additions to the trading portfolio during the first six months of 2002 of $1.3 million resulted from the purchase of listed equity securities.

       The Group's management expects significant fluctuations in net unrealized gains and losses in the listed equity trading portfolio in future periods, reflecting continued equity market volatility, especially in the technology sector.

       The venture capital management segment earned portfolio management fees from the life insurance and annuities segment of $2.9 million for the first six months of 2002, compared to $4.8 million for the first six months of 2001. The $1.9 million decrease in fees resulted from the lower value of the assets managed as well as the estimated adjustment in fees due to BICC from LPLA for the second quarter of 2002. BICC manages LPLA's private investment portfolio for which LPLA pays BICC management fees. Due to the subsequent events described in the "Liquidity and Capital Resources" section below, it is uncertain whether BICC will continue to manage LPLA's investment portfolio. If such portfolio management services continue to be provided, it is uncertain what level of fees will be paid to BICC.

       Total financings completed by BICC during the first six months of 2002 were $27.2 million, compared to $51.1 million during the first six months of 2001. There were no financings made in new companies during the first six months of 2002, but follow-on investments were added in selected portfolio companies where, in some cases, larger ownership stakes could be taken in promising companies at attractive prices. This decreased level of activity in venture capital placements reflected a general trend in the industry as a whole during the first six months of 2002, as many venture capitalists curtailed their investments in view of the difficulties experienced by the market and the technology sector in particular.

       Operating expenses in the first six months of 2002 were $2.6 million, compared to $4.5 million in the first six months of 2001. This $1.9 million decrease was primarily attributable to bonus compensation of $2.0 million in the first six months of 2001 and an expense credit in the first six months of 2001 due to the reversal of unrealized appreciation on certain underlying listed investments in the Group's deferred compensation plan, both of which did not recur during the first six months of 2002.

Corporate and Other

Second quarter of 2002 compared to second quarter of 2001

       Corporate expenses increased by $0.4 million to $1.7 million in the second quarter of 2002, as compared to $1.3 million in the second quarter of 2001, primarily due to an increase in professional fees, corporate insurance premiums, bank line fees, bank charges and pension costs.

       Interest income earned by the Group (excluding the life insurance and annuities segment) decreased by $0.5 million to $0.2 million in the second quarter of 2002 as compared with the second quarter of 2001, primarily due to the decrease in interest rates earned on cash and cash equivalents held by the Group. Interest expense incurred by the Group (excluding the life insurance and annuities segment) also decreased by $0.4 million to $0.3 million in the second quarter of 2002 as compared with the second quarter of 2001, primarily due to the lower interest rate environment. A discussion of the Group's sources and uses of cash is discussed in the "Liquidity and Capital Resources" section below.

First six months of 2002 compared to first six months of 2001

       Corporate expenses increased by $0.4 million to $3.5 million in the first six months of 2002, as compared to $3.1 million in the first six months of 2001, primarily due to an increase in professional fees, corporate insurance premiums, bank line fees, bank charges and pension costs. However, compensation expense of $0.5 million in the first six months of 2001, relating to the grant of employee share options at an exercise price below fair market value on the date of the grant, was not repeated in 2002.

       Interest income earned by the Group (excluding the life insurance and annuities segment) decreased by $0.7 million to $0.4 million in the first six months of 2002 as compared with the first six months of 2001, primarily due to the decrease in interest rates earned on cash and cash equivalents held by the Group. Interest expense incurred by the Group (excluding the life insurance and annuities segment) also decreased by $0.7 million to $0.6 million in the first six months of 2002 as compared with the first six months of 2001, primarily due to the lower interest rate environment. A discussion of the Group's sources and uses of cash is discussed in the "Liquidity and Capital Resources" section below.

Consolidated Income (Loss) Before Income Taxes

Second quarter of 2002 compared to second quarter of 2001

       The consolidated income (loss) before income taxes decreased from income of $26.1 million in the second quarter of 2001 to a loss of $104.7 million in the second quarter of 2002, primarily due to higher net realized and unrealized investment losses.

       Consolidated income before income taxes for the remainder of 2002 and future years may be volatile due to the Group's holdings of listed equity securities primarily in the technology sector, which are marked to market with changes in their market value recognized in the income statement for each period. Other-than-temporary impairments of the Group's private equity securities, primarily in the technology sector, could also affect consolidated income before income taxes in future periods. For more information on the possible effects of volatility in the prices of equity securities, see Item 3 "Quantitative and Qualitative Disclosures About Market Risk" below.

       See discussion of events subsequent to June 30, 2002 relating to LPLA and LPAL in the "Liquidity and Capital Resources" section below.

First six months of 2002 compared to first six months of 2001

       The consolidated loss before income taxes decreased from $165.5 million in the first six months of 2001 to $144.4 million in the first six months of 2002, primarily due to lower net realized and unrealized investment losses, partially offset by increased DPAC amortization.

       Consolidated income before income taxes for the remainder of 2002 and future years may be volatile due to the Group's holdings of listed equity securities primarily in the technology sector, which are marked to market with changes in their market value recognized in the income statement for each period. Other-than-temporary impairments of the Group's private equity securities, primarily in the technology sector, could also affect consolidated income before income taxes in future periods. For more information on the possible effects of volatility in the prices of equity securities, see Item 3 "Quantitative and Qualitative Disclosures About Market Risk" below.

       See discussion of events subsequent to June 30, 2002 relating to LPLA and LPAL in the "Liquidity and Capital Resources" section below.

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

Second quarter of 2002 compared to second quarter of 2001

       Although the loss before income taxes was $104.7 million in the second quarter of 2002, an income tax expense of $4.4 million resulted for the quarter. This was largely attributable to the establishment in the current quarter of $33.7 million in deferred tax asset valuation allowances, primarily in LPLA. The allowance was considered necessary by LPLA due to its high level of capital loss carryovers as of June 30, 2002, raising doubt about the company's ability to utilize loss carryovers. The effect of the deferred tax asset valuation allowances was partly offset by the losses of $19.2 million contributed by the Jersey and Guernsey operations, which primarily consisted of realized investment losses for which no tax benefits will be realized.

       Although income before tax expense was $26.1 million in the second quarter of 2001, an income tax benefit of $3.3 million resulted for the quarter. This was primarily attributable to the $10.7 million loss from the U.S. life and annuity company which generated a federal tax benefit of approximately 35%. Income of $36.8 million was contributed by the Jersey and Guernsey operations during the second quarter of 2001, which primarily consisted of untaxed investment gains.

First six months of 2002 compared to first six months of 2001

       The effective tax credit rate, as a percentage of the loss before income taxes, for the first six months of 2002 was 3%. This very low effective tax credit rate reflects the deferred tax asset valuation allowances discussed in the previous section, as well as the losses of $30.4 million contributed by the Jersey and Guernsey operations during the first six months of 2002, which primarily consisted of realized investment losses for which no tax benefits will be realized. The effective tax credit rate, as a percentage of the loss before income taxes, for the first six months of 2001 was 9%. This low effective tax credit rate was primarily attributable to losses of $122.4 million contributed by the Jersey and Guernsey operations during the first six months of 2001, which primarily consisted of unrealized investment losses for which no tax benefits will be realized.

Liquidity and Capital Resources

       Cash and cash equivalents of the Group increased during the first six months of 2002 by $119.1 million to $201.5 million. This increase resulted from $33.4 million of cash from investing activities, together with $45.8 million and $39.9 million provided by operating and financing activities, respectively. The majority of cash from investing activities relates to investment transactions within the life insurance and annuities segment. As of June 30, 2002, cash and cash equivalents of the Group, excluding the life insurance and annuities segment, amounted to $40.6 million, a decrease of $17.7 million from December 31, 2001. The Group, excluding the life insurance and annuities segment, also held $10.0 million of marketable equity securities as of June 30, 2002, compared to $24.4 million as of December 31, 2001.

       As of June 30, 2002, the Group held $22.3 million in private corporate debt securities and $153.7 million in private corporate equity securities, compared to $42.0 million and $180.8 million, respectively, as of December 31, 2001. Except for $2.7 million of debt securities, these private securities were held as of June 30, 2002, in the investment portfolios of the Group's insurance subsidiaries, LPLA and LPAL. As of June 30, 2002, public markets existed for $10.1 million of these private securities. No public price information is available for the remainder of these securities. Debt securities that are classified as held-to-maturity are valued at amortized cost, unless these securities become other-than-temporarily impaired, and all other debt and equity securities are classified as available-for-sale and valued at estimated fair value based on appropriate valuation methodologies. For a discussion of the Group's accounting policies with respect to the determination of fair values of investments and other-than-temporary impairments, see the section entitled "Critical Accounting Policies" above in this Item 2. Debt securities largely represent loans to an array of companies that are diversified by industry, geography and financial structure. The private equity securities are primarily convertible preferred stock holdings in technology companies. Financial information on the issuers of these debt and equity securities is received and reviewed periodically by Group management. In addition, Group management maintains contact with the management of these issuers through ongoing dialogue to examine the issuers' future plans and prospects.

       The Group's investment portfolio includes 15 private equity investments in technology companies with an aggregate fair value of $141.7 million as of June 30, 2002. The $6.3 million decrease in the portfolio from December 31, 2001 resulted from $20.3 million in follow-on financings, $0.6 million of fixed maturity securities which were exchanged for equity securities, a decline in value of $16.5 million on one security which Group management believes is other-than-temporary, declines in value, which Group management believes will be temporary, on three securities totaling $9.1 million, and a reversal of a previous upward adjustment to fair value on one security of $1.6 million.

       During the first six months of 2002, certain other private corporate debt and equity investments were considered by management to be other-than-temporarily impaired and realized losses totaling $30.9 million were recorded in the consolidated income statement for the differences between cost and the estimated fair value of these securities. As of June 30, 2002, the remaining carrying value of these private investments totaled $20.5 million.

       During the first six months of 2002, certain public corporate debt securities classified as available-for-sale were considered by management to be other-than-temporarily impaired and realized losses totaling $41.7 million were recorded in the consolidated income statement for the difference between amortized cost and the fair value of these securities. As of June 30, 2002, the fair value of these securities totaled $42.6 million.

       Shareholders' equity decreased during the first six months of 2002 by $173.1 million from $221.7 million to $48.6 million, primarily due to a net loss for the first six months of $170.5 million and dividends paid to shareholders of $2.0 million. As of June 30, 2002, $63.6 million of the Company's Ordinary Shares, at cost, held by the employee benefit trusts were netted against shareholders' equity.

       As of June 30, 2002, the Group had $45.0 million outstanding under its bank facility with Bank of Scotland, including $10.7 million in the form of letters of credit and guarantees in connection with certain turnaround portfolio companies. The $34.3 million of direct bank borrowings were used for general corporate purposes.

       During the first six months of 2002, the outstanding letters of credit and guarantees relating to the turnaround portfolio companies were reduced by $2.0 million, and the amounts actually drawn on the bank facility were decreased by a net $2.6 million. The aggregate facility cap was also reduced, by agreement with Bank of Scotland in May 2002, from $50.0 million to $45.0 million.

       The Group's consolidated results for the quarter ended March 31, 2002 resulted in a breach of the net worth and operating profit/interest charge financial covenants under its bank facility. In response, Bank of Scotland retained outside advisors to evaluate the bank's collateral position and the Group's future prospects. Following completion of the first phase of that evaluation, the bank agreed to waive the covenant breaches on the condition that the Group make a cash payment of $22.0 million in permanent reduction of the bank facility, that the Group provide the bank with a security interest over certain of its marketable equity securities (with an aggregate market value as of June 30, 2002 of $10.0 million), and that no shareholder dividends are declared without the prior consent of the bank. These conditions have now been met. As of August 14, 2002, the Group has $23.0 million outstanding under the bank facility, including $10.7 million in the form of letters of credit and guarantees provided on behalf of certain unconsolidated investee companies.

       The Group's consolidated results for the quarter ended June 30, 2002 have resulted in another breach of the net worth and operating profit/interest charge financial covenants under its bank facility. As the Group is seeking another waiver from Bank of Scotland regarding the covenant breaches, as well as an extension of the $23.0 million bank facility beyond the May 2003 expiration date, the bank's outside advisors have begun phase two of their evaluation of the bank's collateral position and the Group's future prospects. While Group management believes that it will be able to obtain the proposed waiver and extension from the bank, no assurances can be given that (i) the waiver and/or extension will be obtained, (ii) the bank will not place any special conditions on the waiver and/or extension or require a fee or other consideration in connection with granting the waiver and/or extension or (iii) the bank will refrain from exercising its rights under the bank facility. IF THE GROUP IS UNSUCCESSFUL IN NEGOTIATING A WAIVER AND EXTENSION WITH THE BANK ON TERMS ACCEPTABLE TO THE GROUP, THE BANK COULD DEMAND IMMEDIATE FULL REPAYMENT OF THE $23.0 MILLION.

       As of June 30, 2002, the Group, excluding the life insurance and annuities segment, had $50.6 million of cash and liquid securities. As noted above, $22.0 million of this balance was used, subsequent to June 30, 2002, to pay down a portion of the Bank of Scotland facility. The marketable equity securities have also declined in value since June 30, 2002 (from $10.0 million to $7.9 million as of August 12, 2002). If the bank demanded immediate full repayment of the remaining $23.0 million facility, Group management believes that it is unlikely that the unconsolidated investee companies would currently have the ability to repay their borrowings totaling $10.7 million, and thus the Group would be obligated to pay this amount on their behalf. IF THE BANK DEMANDED THAT THE GROUP IMMEDIATELY REPAY THE FULL $23.0 MILLION UNDER THE FACILITY, THE GROUP WOULD HAVE SERIOUS LIQUIDITY ISSUES. AS A RESULT, THE GROUP IS IN THE PROCESS OF RESTRUCTURING OPERATIONS AND REDUCING EXPENSES IN ORDER TO RETIRE ITS OUTSTANDING BANK DEBT OVER TIME.

       As disclosed in the Company's Form 10-Q for the quarter ended March 31, 2002, which was filed with the SEC on May 17, 2002, the statutory capital and surplus of the Group's primary insurance company, LPLA, decreased to a level which resulted in LPLA's risk based capital ("RBC") ratio falling to the "company action level." The Group pursued various corrective measures designed to raise LPLA's RBC position above the "company action level," including a sale of LPLA, reinsurance of all or a portion of LPLA's existing block of business, and an exchange by LPLA of its private equity and debt portfolio for an equity-linked note. On July 2, 2002, the Group announced that further declines in the value of LPLA's investment portfolio due to persistent negative events in the bond and equity markets continued to erode significantly the statutory capital of LPLA and that, to date, the Group had been unsuccessful in concluding a transaction to enhance the capital of LPLA.

As a consequence, LPLA discontinued the issuance of new policies. Though the statutory capital of the Group's Jersey, Channel Islands insurance subsidiary, LPAL, had not been affected to the same extent as the statutory capital of LPLA, LPAL also discontinued writing new policies effective as of July 2, 2002. The decision to discontinue writing new policies through LPAL was made to avoid the increased capital requirement created by additional policyholder liabilities.

       As a result of LPLA informing the North Carolina Department of Insurance ("NCDOI") that further deterioration in LPLA's capital and surplus caused by declines in the fair values of its investments would reduce LPLA's RBC ratio to the "authorized control level," the NCDOI placed LPLA under administrative supervision on July 3, 2002.

       As the Group's further efforts to conclude a transaction to sell LPLA or to enhance its capital were unsuccessful, and as the RBC ratio of LPLA as of June 30, 2002, as subsequently determined, fell below the "authorized control level," on August 6, 2002, on petition of the Commissioner of Insurance of the State of North Carolina ("the Commissioner") with the consent of LPLA and unanimous approval of its board of directors, the Superior Court of Wake County in the State of North Carolina ordered the Commissioner to take possession and control of all of the property, books and accounts, documents and other records of LPLA. LPLA and its officers, directors, agents, employees and all other persons were enjoined from disposing of LPLA's property and from transacting LPLA's business except with the consent of the Commissioner. The Court appointed the Commissioner as rehabilitator of LPLA. Based on this court order, the Group no longer exercises control over LPLA.

       Due to the loss of control of LPLA, a loss for the impairment of the Group's investment in LPLA in the amount of $27.9 million will be recorded in the Group's consolidated financial statements during the third quarter of 2002. This amount consists of the $12.3 million in LPLA's net equity as of June 30, 2002 as determined under U.S. GAAP and $15.6 million of the Group's receivables from LPLA which may be uncollectible. In addition, under an existing agreement between a Group subsidiary and LPLA, the Group subsidiary may be obligated to pay LPLA a maximum of $2.0 million per year, with an overall cap of $6.0 million. The Group subsidiary's obligation to pay LPLA is in exchange for the right to exercise serial call options to purchase certain private equity securities held by LPLA at LPLA's original cost. Group management believes that these option rights could be potentially advantageous to the Group in an initial public offering or acquisition situation where realizations are above LPLA's original cost. Group management believes that due to the court-imposed rehabilitation of LPLA (see Note 1. "Subsequent Events" and Part II, Item 5), LPLA may not be allowed to continue to perform its obligations under the agreement (i.e., transfer appreciated securities to the Group subsidiary at LPLA's original cost). Therefore, Group management believes that the agreement, and the Group subsidiary's obligation to LPLA thereunder, could be cancelled.

       During 2001, LPLA paid investment management fees to the Group's asset management and venture capital management segments totaling $11.9 million. The investment management agreement between LPLA and the Group and related fees had been approved by the NCDOI. It is uncertain whether the Group will continue to manage all or part of LPLA's portfolio of public corporate bonds and private equity and debt investments. If the Group continues to provide such portfolio management services, it is uncertain what level of fees will be paid to the Group.

       As discussed above, on July 2, 2002, the Group announced that LPAL discontinued issuing new policies. Subsequent to this announcement and other announcements relating to the Group and LPLA, LPAL policy surrenders have substantially increased. Approximately 48% of LPAL's policyholder liabilities as of June 30, 2002 have been redeemed as of August 8, 2002.

       Private equity investments in three technology companies held by LPAL as of June 30, 2002 totaled $15.2 million. The determination of fair values for private equity securities and the evaluations for other-than-temporary impairments require the application of significant judgement. It is possible that the impairment factors evaluated by management and fair values could change in subsequent periods. Declines in the value of LPAL's private equity portfolio could have a significant impact on LPAL's statutory capital level. Prior to June

30, 2002, LPAL identified two private securities, having an aggregate unrealized loss of $1.9 million that could become other-than-temporary impairments in future reporting periods. Declines in the market value of LPAL's listed equity securities, which totaled $15.1 million as of June 30, 2002, could also have a significant impact on LPAL's statutory capital level. In the future, if LPAL's statutory capital falls below the minimum solvency level required by the Jersey insurance regulators, the Group may be required to inject additional capital into LPAL. A capital injection would be limited to the extent any shortfall arises from a decline in the value of LPAL's private equity securities that are required to support minimum solvency. As of June 30, 2002, approximately $11.7 million of the private equity holdings were required to support the minimum solvency requirement. The required level of private equity holdings has fallen significantly since June 30, 2002 due to the decline in the level of assets and liabilities on LPAL's balance sheet. As of August 8, 2002, only approximately $3.0 million of the private equity holdings were required to support the minimum solvency requirement.

       Given the liquidity issues facing the Group as discussed above and in view of the agreement with Bank of Scotland regarding their approval of dividends, the Company's Board of Directors has suspended the 2002 interim dividend to shareholders and ADR holders.

       As of June 30, 2002, the Group had no material commitments outstanding for capital expenditures or additional funding for private equity portfolio companies.


Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The nature of the Group's businesses exposes the Group to market risk. Market risk is the risk of loss that may occur when changes in interest rates and public equity prices adversely affect the value of invested assets. Due to the events described in Item 2. under "Liquidity and Capital Resources" pertaining to LPLA, the discussion below excludes market risks related to LPLA.

Interest Rate Risk

       LPAL is subject to risk from interest rate fluctuations when payments due to policyholders are not matched in respect of amount and duration with income from investments. LPAL attempts to minimize this risk by ensuring that payments and income are matched as closely as possible while also maximizing investment returns. LPAL has not used derivative financial instruments as part of its investment strategy. Exposure to interest rate risk is estimated by performing sensitivity tests to changes in interest rates.

       For LPAL's business, the amount of policyholder liabilities is unaffected by changes in interest rates. To determine the sensitivity of asset values to changes in interest rates, calculations were carried out to estimate the effect of a change in market interest rates of 100 basis points. These calculations showed that an increase in market interest rates of 100 basis points would decrease the value of assets at risk by $2.9 million, and a decrease in market interest rates of 100 basis points would increase the value of assets by a similar amount.

Equity Price Risk

       The Group, including LPAL but excluding LPLA, is exposed to equity price risk on the listed equity securities held entirely in its trading portfolio. Changes in the level or volatility of equity prices affect the value of the listed equity securities. These changes in turn directly affect the Group's net income because the Group's holdings of listed equity securities are marked to market, with changes in their market value recognized in the income statement for the period in which the changes occur. These listed equity securities are primarily in companies in the high technology industry sector, many of which are small capitalization stocks.

       If the fair value of the Group's listed equity portfolio, including LPAL but excluding LPLA, as of June 30, 2002 and 2001, which totaled $25.1 million and $145.5 million, respectively, had abruptly increased or decreased by 50%, the fair value of the listed equity portfolio would have increased or decreased by $12.6 million and $72.8 million, respectively.

       The Group's listed equity securities largely represent investments that were originally made as private equity investments in companies that subsequently completed an initial public offering or were acquired by a larger publicly traded company. The performance of these listed equity securities can be highly volatile, but the Group attempts to manage its risk in various ways. The performance of the listed equity securities are monitored daily. In addition, the Group seeks to sell investments after a period of time, particularly in the case of large public company securities.

       As of June 30, 2002, the Group including LPAL but excluding LPLA, held $15.3 million in private corporate equity securities primarily in technology companies for which liquid markets do not exist. Private equity prices do not fluctuate directly with public equity markets, but significant market movements may trigger a review for other-than-temporary adjustment of the carrying values of the Group's private equity securities. For example, see the discussion on page 32 under "Liquidity and Capital Resources" for a description of such reductions in the carrying value of certain of the Group's private equity securities during the first six months of 2002, and of such reductions that may need to be considered for future reporting periods. The risks inherent in these private equity investments relate primarily to the viability of the investee companies. These risks are managed in various ways. Extensive due diligence procedures are performed prior to making an investment, and regular reviews of the progress of the investee companies are carried out.


                           PART II - OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

       On August 6, 2002, on petition of the Commissioner of Insurance of the State of North Carolina ("the Commissioner") with the consent of LPLA and unanimous approval of its board of directors, the Superior Court of Wake County in the State of North Carolina ordered the Commissioner to take possession and control of all of the property, books and accounts, documents and other records of LPLA. LPLA and its officers, directors, agents, employees and all other persons were enjoined from disposing of LPLA's property and from transacting LPLA's business except with the consent of the Commissioner. The Court appointed the Commissioner as rehabilitator of LPLA. Based on the court order, the Group no longer exercises control over LPLA.

       For further discussion, see the "Liquidity and Capital Resources" section in Item 2 of Part I and Item 5 of Part II "Other Information."


Item 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

       As one of the conditions of the waiver of covenant breaches relating to the Group's bank facility, no dividends can be declared without the prior consent of the bank. See Item 3 below for further discussion.

       During the second quarter of 2002, the Company completed a one-for-ten reverse split of its American Depositary Shares ("ADSs"), which are evidenced by American Depositary Receipts ("ADRs"). On June 24, 2002, every ten of the Company's ADSs issued and outstanding were converted and reclassified into one post-split ADS. Consequently, effective from the opening of business on June 24, 2002, each ADS is equal to ten Ordinary Shares. Fractional new ADSs were sold by the Depositary Bank and paid in cash to the ADR holders. This ADR reverse split did not affect the Company's Ordinary Shares that are listed on the London Stock Exchange.

       Post-effective Amendment No. 2 to the Form F-6 Registration Statement relating to this ADR reverse split was filed with the SEC on June 14, 2002, and is incorporated herein by reference.

Item 3.    DEFAULTS UPON SENIOR SECURITIES

       Under the Group's $45.0 million bank facility with the Bank of Scotland, $34.3 million was outstanding as of June 30, 2002. In addition, the remaining $10.7 million under the facility was utilized in the form of letters of credit and guarantees provided on behalf of certain unconsolidated investee companies. Subsequent to June 30, 2002, the Group made repayments to the bank of $22.0 million in permanent reduction of the facility down to $23.0 million and provided the bank with a security interest over certain of the Group's listed equity securities (with an aggregate market value of $10.0 million as of June 30, 2002).

       The Group's consolidated results for the three months ended June 30, 2002 have resulted in a breach of the net worth and operating profit/interest charge financial covenants under its bank facility. The Group is seeking a waiver from the bank regarding the covenant breaches, as well as an extension of the bank facility beyond its May 2003 expiration date. Until such a waiver is obtained, this $23.0 million facility (which includes $10.7 million owed by unconsolidated investee companies) is in default and as a consequence continues to be repayable upon demand.

       If the bank demanded immediate full repayment of the facility, Group management believes that it is unlikely that the unconsolidated investee companies would currently have the ability to repay their borrowings totaling $10.7 million, and thus the Group would be obligated to pay this amount on their behalf. Repayment of the full $23.0 million by the Group would create serious liquidity issues for the Group. As a result, the Group is in the process of restructuring operations and reducing expenses in order to retire its outstanding bank debt over time.


Item 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On May 7, 2002, the annual general meeting of the shareholders of London Pacific Group Limited was held and the matters submitted to a vote were as follows:

       (1) To receive the report of the directors and the financial statements for the year ended December 31, 2001, together with the report of the independent auditors thereon; votes received for:
              41,223,719, against: 1,176,812, abstentions: 6,960.

       (2) To declare a final 2001 dividend of 5.0 cents per share gross on the Ordinary Shares; votes received for: 10,712,669, against:
              16,798, abstentions: 4,050.

       (3) For the re-election of one director, Mr. Harold E. Hughes, Jr., votes received for: 39,956,343, against: 2,437,713, abstentions:
              13,435. Directors whose term of office continued, and who were not up for re-election at this annual general meeting, include Mr. Arthur I. Trueger, Mr. Victor A. Hebert, Mr. John Clennett, The Viscount Trenchard and Dr. Gary L. Wilcox.

       (4) To re-appoint PricewaterhouseCoopers as independent auditors of the Company and to authorize the directors to fix their remuneration; votes received for: 10,063,997, against: 650,709, abstentions: 18,811.


Item 5.    OTHER INFORMATION

       On July 3, 2002, the New York Stock Exchange ("NYSE") halted trading of the Company's American Depositary Receipts ("ADRs") in response to the administrative actions taken by the North Carolina Department of Insurance relating to LPLA. On July 9, 2002, trading of the ADRs was suspended and the securities were delisted from the NYSE. As a result of the delisting, the liquidity of the Company's common stock and its price have been adversely affected. This may limit the Company's ability to raise additional capital in the future, and there is no assurance that a significant trading market for the ADRs will develop. If an active trading market does not develop, ADR holders may be unable to sell their ADRs.

       Subsequent to the delisting, the ability of ADR holders to buy and sell is limited to trading on the Over-the-Counter ("OTC") Bulletin Board under the ticker symbol LDPGY.PK. Shares traded on the OTC market generally experience lower trading volume than those traded on the organized exchanges. The trading volume of the ADRs has decreased substantially since the NYSE delisting and the transfer of the ADRs to the OTC Bulletin Board.

Unaudited Pro Forma Information

       Pro forma information has been presented below to show what the significant effects on the historical financial information might have been had the subsequent events described in Note 1. "Subsequent Events" occurred on or before June 30, 2002. The pro forma balance sheet was prepared assuming the NCDOI took possession of LPLA on June 30, 2002. It includes pro forma adjustments that are directly attributable to this event.

       Not included in the pro forma balance sheet is the possible contingent liability relating to LPLA described in Note 9. "Commitments and Contingencies." See Interim Consolidated Financial Statements in Part I, Item 1.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                 CONDENSED PRO FORMA CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                 (In thousands)

                                                                        As              Pro Forma            As
                                                                     Reported  --------------------------  Adjusted
                                                                      June 30,     LPLA                    June 30,
                                                                       2002     Adjustments  Adjustments    2002
                             ASSETS                              ----------------------------------------------------
Investments:                                                                         (1)         (2)
   Fixed maturities:
     Available-for-sale, at fair value............................  $1,515,984  $1,401,166$           -  $  114,818
     Held-to-maturity, at amortized cost .........................      74,465      71,846            -       2,619
   Equity securities:
     Trading, at fair value ......................................      44,220      19,117            -      25,103
     Available-for-sale, at fair value ...........................     154,689     139,409            -      15,280
   Policy loans ..................................................      10,596      10,596            -           -
                                                                 ----------------------------------------------------
Total investments ................................................   1,799,954   1,642,134            -     157,820

Cash and cash equivalents.........................................     201,524     148,305            -      53,219
Accrued investment income ........................................      31,916      28,312            -       3,604
Deferred policy acquisition costs ................................     159,009     157,440            -       1,569
Assets held in separate accounts .................................     222,219     222,219            -           -
Reinsurance assets................................................      42,083      42,083            -           -
Other assets......................................................      45,524      16,250       15,612      13,662
                                                                 ----------------------------------------------------
Total assets .....................................................  $2,502,229  $2,256,743    $  15,612  $  229,874
                                                                 ----------------------------------------------------
                                                                 ----------------------------------------------------
                LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Life insurance policy liabilities ................................  $2,140,383  $2,000,150$           -  $  140,233
Liabilities related to separate accounts .........................     219,796     219,796            -           -
Notes payable.....................................................      34,314           -            -      34,314
Accounts payable, accruals and other liabilities .................      31,264      24,527            -       6,737
                                                                 ----------------------------------------------------
Total liabilities ................................................   2,425,757   2,244,473            -     181,284
                                                                 ----------------------------------------------------
Commitments and contingencies

Shareholders' equity:
Ordinary shares, $0.05 par value per share........................       3,222           -            -       3,222
Additional paid-in capital .......................................      68,364           -            -      68,364
Retained earnings ................................................      82,158      22,919       15,612      43,627
Employee benefit trusts, at cost .................................     (63,571)          -            -     (63,571)
Accumulated other comprehensive income (loss) ....................     (13,701)    (10,649)           -      (3,052)
                                                                 ----------------------------------------------------
Total shareholders' equity .......................................      76,472      12,270       15,612      48,590
                                                                 ----------------------------------------------------
Total liabilities and shareholders' equity .......................  $2,502,229  $2,256,743    $  15,612  $  229,874
                                                                 ----------------------------------------------------
                                                                 ----------------------------------------------------

(1) The pro forma adjustments for LPLA reflect the elimination of all assets, liabilities and equity of that entity from the consolidated group.

(2) The Group has approximately $15.6 million of receivables from LPLA which may be uncollectible, thus an adjustment has been made to reflect this potential loss in the pro forma balance sheet.

       Pro forma net income represents the results of operations adjusted to reflect the Group's operations excluding LPLA. The pro forma statements of income below were prepared assuming that the NCDOI took possession of LPLA on January 1, 2001. Not included in the pro forma statements of income is the possible contingent liability relating to LPLA described in Note 9. "Commitment and Contingencies." See Interim Consolidated Financial Statements in Part I,
Item 1.


                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

              CONDENSED PRO FORMA CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (In thousands, except share and ADS amounts)

                                                                        As              Pro Forma            As
                                                                     Reported  -------------------------  Adjusted
                                                                    Six Months                           Six Months
                                                                      Ended                                 Ended
                                                                     June 30,      LPLA                    June 30,
                                                                       2002     Adjustments  Adjustments    2002
                                                                 ----------------------------------------------------
                                                                                                 (2)
Revenues:
Investment income.................................................   $  67,062   $  62,454 $          - $     4,608
Intercompany investment management fees...........................           -      (3,632)           -       3,632
Insurance policy charges..........................................       2,572       2,627            -         (55)
Financial advisory services, asset management and other
   fee income.....................................................      12,746       1,549            -      11,197
Net realized investment gains (losses)............................     (85,240)    (85,565)           -         325
Change in net unrealized investment gains and losses
   on trading securities .........................................     (37,926)    (12,053)           -     (25,873)
                                                                  ----------------------------------------------------
                                                                       (40,786)    (34,620)           -      (6,166)
Expenses:
Interest credited on insurance policyholder accounts..............      60,205      56,133            -       4,072
Amortization of deferred policy acquisition costs.................      18,408      17,145            -       1,263
Operating expenses................................................      24,461       4,594            -      19,867
Interest expense..................................................         578           -            -         578
                                                                  ----------------------------------------------------
                                                                       103,652      77,872            -      25,780
                                                                  ----------------------------------------------------

Income (loss) before income tax expense...........................    (144,438)   (112,492)           -     (31,946)

Income tax expense (benefit)......................................      (5,038)     (7,730)           -       2,692
                                                                  ----------------------------------------------------
Net income (loss).................................................   $(139,400)  $(104,762)$          - $   (34,638)
                                                                  ----------------------------------------------------
                                                                  ----------------------------------------------------

Basic and diluted weighted average number of shares ..............  50,751,976                           50,751,976

Basic and diluted earnings (loss) per share ...................... $     (2.75)                         $     (0.68)
Basic and diluted earnings (loss) per ADS (1) .................... $    (27.47)                         $     (6.82)

(1) ADS amounts have been restated to reflect the one-for-ten reverse split in June 2002.

(2) Excluded as an adjustment to the pro forma statements of income is the potential loss of approximately $15.6 million related to Group receivables from LPLA which may be uncollectible.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

              CONDENSED PRO FORMA CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                  (In thousands, except share and ADS amounts)

                                                                        As              Pro Forma            As
                                                                     Reported  -----------------------    Adjusted
                                                                    Year Ended                           Year Ended
                                                                     December      LPLA                    December
                                                                     31, 2001   Adjustments  Adjustments  31, 2001
                                                                 ----------------------------------------------------
                                                                                             (2) (3) (4)
Revenues:
Investment income.................................................  $ 143,022    $ 134,758 $          - $     8,264
Intercompany investment management fees...........................           -     (11,831)           -      11,831
Insurance policy charges..........................................       5,672       5,679            -          (7)
Financial advisory services, asset management and other
   fee income.....................................................      24,807       1,369            -      23,438
Net realized investment gains (losses)............................    (118,848)    (99,592)           -     (19,256)
Change in net unrealized investment gains and losses
   on trading securities .........................................    (258,399)    (65,181)           -    (193,218)
                                                                 ----------------------------------------------------
                                                                      (203,746)    (34,798)           -    (168,948)
Expenses:
Interest credited on insurance policyholder accounts..............     118,965     112,651            -       6,314
Amortization of deferred policy acquisition costs.................      23,740      22,808            -         932
Operating expenses................................................      52,307       7,573            -      44,734
Goodwill amortization.............................................         221           -            -         221
Interest expense..................................................       2,248           -            -       2,248
                                                                  ----------------------------------------------------
                                                                       197,481     143,032            -      54,449
                                                                  ----------------------------------------------------

Income (loss) before income tax expense...........................    (401,227)   (177,830)           -    (223,397)

Income tax expense (benefit)......................................     (56,443)    (57,091)           -         648
                                                                 ----------------------------------------------------
Net income (loss).................................................  $ (344,784)  $(120,739)$          - $  (224,045)
                                                                  ----------------------------------------------------
                                                                  ----------------------------------------------------

Basic and diluted weighted average number of shares ..............  50,984,146                           50,984,146

Basic and diluted earnings (loss) per share ......................  $    (6.76)                         $     (4.39)
Basic and diluted earnings (loss) per ADS (1) ....................  $   (67.63)                         $    (43.94)


(1) ADS amounts have been restated to reflect the one-for-ten reverse split in June 2002.

(2) Excluded as an adjustment to the pro forma statements of income is the potential loss of approximately $15.6 million related to Group receivables from LPLA which may be uncollectible.

(3) During the year ended December 31, 2001 and the six months ended June 30, 2002, LPLA paid investment management fees to the Group's asset management and venture capital management segments totaling $11.9 million and $3.7 million, respectively. It is uncertain whether the Group will continue to or would have managed all or part of LPLA's investments. If such portfolio management services were provided, it is uncertain what level of fees would be paid to the Group. Accordingly, no adjustment has been made in the pro forma statements of income to reflect the possible loss or reduction of this fee income. Furthermore, no adjustment to operating costs has been reflected relating to management decisions that may have been made because of the loss or reduction of this revenue stream.

(4) As of June 30, 2002, total operating and capital lease commitments of the Group were approximately $12.6 million and $0.3 million, respectively. Commitments eliminated as a result of the actions of the NCDOI with respect to LPLA for operating and capital lease commitments were approximately $5.2 million and $ nil, respectively.


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

     The following exhibits are filed herewith:


Exhibit
Number            Title
-----------       ------

4.4 Form of Deposit Agreement as amended and restated as of June 24, 2002, among London Pacific Group Limited, The Bank of New York as Depositary, and all Owners and Holders from time to time of American Depositary Receipts issued thereunder.

99.1 Certification by the Company's Executive Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification by the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.


(b)    REPORTS ON FORM 8-K

       The Company filed one Current Report on Form 8-K during the second quarter of 2002. The report filed on June 26, 2002, contained information announcing that on June 19, 2002, PricewaterhouseCoopers notified the Company of its resignation as the auditors for the Company and its subsidiaries.

       On July 31, 2002, the Company announced the appointment of BDO International and BDO Seidman, LLP as auditors for the Registrant and its subsidiaries with effect from July 31, 2002.

                                    SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                           LONDON PACIFIC GROUP LIMITED
                           (Registrant)

Date:  August 14, 2002     By:    /s/  Ian K. Whitehead
                                  ---------------------------------------------
                                  Ian K. Whitehead
                                  Chief Financial Officer

                                  (Principal Financial and Accounting Officer and Duly Authorized Officer of the Registrant)