Form 10-Q
period 2002-09-30
LONDON PACIFIC GROUP LTD
filed 2002-11-14
CIK 891377

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

                For the quarterly period ended September 30, 2002

                                       OR

   [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _______ to _______


                         Commission file number 0-21874


                          LONDON PACIFIC GROUP LIMITED
             (Exact name of registrant as specified in its charter)

                             ----------------------


    JERSEY, CHANNEL ISLANDS                              NOT APPLICABLE
(State or other jurisdiction of                         (I.R.S. Employer
 incorporation or organization)                        Identification No.)

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

     As of November 14, 2002, the registrant had outstanding 64,439,073 Ordinary Shares, par value $0.05 per share.

================================================================================

                                TABLE OF CONTENTS

                                     PART I

                              FINANCIAL INFORMATION

                                                                                                           PAGE
ITEM 1.      Financial Statements (unaudited):

             Condensed Consolidated Balance Sheets as of September 30, 2002 and
                 December 31, 2001 .....................................................................     3

             Condensed Consolidated Statements of Income for the three and nine months
                 ended September 30, 2002 and 2001......................................................     4

             Condensed Consolidated Statements of Cash Flows for the nine months
                 ended September 30, 2002 and 2001......................................................     5

             Consolidated Statements of Changes in Shareholders' Equity for the nine months
                 ended September 30, 2002...............................................................     6

             Consolidated Statements of Comprehensive Income for the three and nine months
                 ended September 30, 2002 and 2001......................................................     7

             Notes to Interim Consolidated Financial Statements.........................................     8

ITEM 2.      Management's Discussion and Analysis of Financial Condition and
                 Results of Operations .................................................................    20

ITEM 3.      Quantitative and Qualitative Disclosures About Market Risk ................................    36

ITEM 4.      Controls and Procedures....................................................................    37


                                     PART II

                                OTHER INFORMATION

ITEM 1.      Legal Proceedings..........................................................................    38

ITEM 2.      Changes in Securities and Use of Proceeds..................................................    38

ITEM 3.      Defaults Upon Senior Securities............................................................    38

ITEM 5.      Other Information..........................................................................    39

ITEM 6.      Exhibits and Reports on Form 8-K ..........................................................    39

SIGNATURE    ...........................................................................................    41

CERTIFICATIONS..........................................................................................    42


FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS


                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (In thousands, except share amounts)

                                                                                                SEPTEMBER 30,       DECEMBER 31,
                                                                                                    2002               2001(1)
                                                                                             ----------------    ----------------
                                                    ASSETS

Investments (principally of life insurance subsidiary):
   Fixed maturities:
      Available-for-sale, at fair value (amortized cost: $33,812 and $116,853
         as of September 30, 2002 and December 31, 2001, respectively).....................       $    33,736         $   117,701
      Held-to-maturity, at amortized cost (fair value: $180 and $871
         as of September 30, 2002 and December 31, 2001, respectively).....................               180                 871
   Equity securities:
      Trading, at fair value (cost: $32,261 and $64,175 as of September 30, 2002
         and December 31, 2001, respectively) .............................................            13,190              67,617
      Available-for-sale, at fair value (cost: $18,405 and $17,297 as of
         September 30, 2002 and December 31, 2001, respectively) ..........................            12,030              15,303
                                                                                             ----------------    ----------------
Total investments .........................................................................            59,136             201,492

Cash and cash equivalents..................................................................            18,110              61,317
Accrued investment income .................................................................             1,392               3,214
Deferred policy acquisition costs .........................................................                 -               3,113
Other assets...............................................................................            11,319              12,684
Total assets of discontinued operations....................................................                 -           2,254,508
                                                                                             ----------------    ----------------
TOTAL ASSETS ..............................................................................       $    89,957          $2,536,328
                                                                                             ================    ================
                           LIABILITIES AND SHAREHOLDERS' EQUITY
LIABILITIES:
Life insurance policy liabilities .........................................................        $   40,580          $  131,831
Notes payable..............................................................................            12,314              36,874
Accounts payable, accruals and other liabilities ..........................................             4,037               9,988
Total liabilities of discontinued operations...............................................                 -           2,135,982
                                                                                             ----------------    ----------------
TOTAL LIABILITIES .........................................................................            56,931           2,314,675
                                                                                             ----------------    ----------------
COMMITMENTS AND CONTINGENCIES (Notes 7. and 9.)

SHAREHOLDERS' EQUITY:
Ordinary shares, $0.05 par value per share: 86,400,000 shares authorized;
   64,439,073 shares issued and outstanding as of September 30, 2002 and
   December 31, 2001 ......................................................................             3,222               3,222
Additional paid-in capital ................................................................            68,364              68,346
Retained earnings .........................................................................            32,007             223,590
Employee benefit trusts, at cost (13,684,881 and 13,698,181 shares as of
   September 30, 2002 and December 31, 2001, respectively).................................           (63,571)            (63,599)
Accumulated other comprehensive income (loss) .............................................            (6,996)             (9,906)
                                                                                             ----------------    ----------------
TOTAL SHAREHOLDERS' EQUITY ................................................................            33,026             221,653
                                                                                             ----------------    ----------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY ................................................        $   89,957          $2,536,328
                                                                                             ================    ================

(1) Reclassifications have been made related to discontinued operations - see
Note 3.

      See accompanying Notes to Interim Consolidated Financial Statements.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (In thousands, except per share and ADS amounts)

                                                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                                          -------------------------------------------------------
CONTINUING OPERATIONS:                                                          2002         2001(1)        2002         2001(1)
                                                                          ------------- ------------- ------------- -------------
REVENUES:
Investment income......................................................       $   1,343     $   2,453      $  5,982     $   6,401
Insurance policy charges...............................................           1,207            21         1,152            21
Financial advisory services, asset management and other
   fee income (2)  ....................................................           4,886         8,526        19,715        26,823
Net realized investment gains (losses).................................          (2,065)          457        (1,740)       36,537
Change in net unrealized investment gains and losses
   on trading securities ..............................................          (5,403)     (106,022)      (31,276)     (258,976)
                                                                          ------------- ------------- ------------- -------------
                                                                                    (32)      (94,565)       (6,167)     (189,194)
EXPENSES:
Interest credited on insurance policyholder accounts...................           1,423         1,804         5,495         4,392
Amortization of deferred policy acquisition costs......................           1,689           311         2,952           604
Operating expenses.....................................................           8,418        11,176        28,286        33,926
Goodwill amortization and write-offs...................................               7            57             7           172
Interest expense.......................................................             231           481           839         1,846
                                                                          ------------- ------------- ------------- -------------
                                                                                 11,768        13,829        37,579        40,940
                                                                          ------------- ------------- ------------- -------------
INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES.................................................         (11,800)     (108,394)      (43,746)     (230,134)

Income tax expense (benefit)...........................................            (181)       (1,024)        2,511          (385)
                                                                          ------------- ------------- ------------- -------------
INCOME (LOSS) FROM CONTINUING OPERATIONS...............................         (11,619)     (107,370)      (46,257)     (229,749)

DISCONTINUED OPERATIONS:
Income (loss) from discontinued operations, net of income
   tax expense (benefit) of $0, $(20,032), $(7,730) and
   $(35,338), respectively.............................................               -       (37,075)     (104,762)      (65,539)
Loss on disposal of discontinued operations, net of income
   tax benefit of $0...................................................         (38,532)            -       (38,532)            -
                                                                          ------------- ------------- ------------- -------------
INCOME (LOSS) ON DISCONTINUED OPERATIONS...............................         (38,532)      (37,075)     (143,294)      (65,539)
                                                                          ------------- ------------- ------------- -------------
NET INCOME (LOSS)......................................................        $(50,151)    $(144,445)    $(189,551)    $(295,288)
                                                                          ============= ============= ============= =============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE:
Continuing operations..................................................      $    (0.23)  $     (2.12)   $    (0.91)  $     (4.50)
Discontinued operations................................................           (0.76)        (0.73)        (2.82)        (1.28)
                                                                          ------------- ------------- ------------- -------------
                                                                             $    (0.99)  $     (2.85)   $    (3.73)  $     (5.78)
                                                                          ============= ============= ============= =============
BASIC AND DILUTED EARNINGS (LOSS) PER ADS(3):
Continuing operations..................................................      $    (2.29)   $   (21.16)   $    (9.12)   $   (44.99)
Discontinued operations................................................           (7.59)        (7.31)       (28.23)       (12.84)
                                                                          ------------- ------------- ------------- -------------
                                                                             $    (9.88)   $   (28.47)    $  (37.35)   $   (57.83)
                                                                          ============= ============= ============= =============

(1) Reclassifications have been made related to discontinued operations - see
Note 3.
(2) Includes amounts of $0, $2,930, $3,632 and $8,676 for revenues earned from discontinued operations for the three months ended September 30, 2002 and 2001 and the nine months ended September 30, 2002 and 2001, respectively.
(3) ADS amounts have been restated to reflect the one-for-ten reverse split in June 2002.

      See accompanying Notes to Interim Consolidated Financial Statements.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                                         NINE MONTHS
                                                                                                     ENDED SEPTEMBER 30,
                                                                                             --------------------------------
                                                                                                 2002                 2001
                                                                                             ------------        ------------
NET CASH FLOWS PROVIDED BY CONTINUING OPERATIONS.......................................           $22,280             $31,514

NET CASH FLOWS PROVIDED BY (USED IN) DISCONTINUED OPERATIONS...........................           (18,412)            (26,468)
                                                                                             ------------        ------------
NET CASH FLOWS PROVIDED BY OPERATING ACTIVITIES .......................................             3,868               5,046
                                                                                             ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of held-to-maturity fixed maturity securities ...............................            (2,828)             (1,950)
Purchases of available-for-sale fixed maturity securities .............................            (7,209)            (64,636)
Purchases of available-for-sale equity securities .....................................                 -             (16,000)
Proceeds from redemption of held-to-maturity fixed maturity securities ................               568               1,733
Proceeds from sale of available-for-sale fixed maturity securities ....................            93,256                 411
Proceeds from sale of available-for-sale equity securities ............................                 -              13,670
Capital expenditures ..................................................................              (728)               (849)
                                                                                             ------------        ------------
NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES ...................................            83,059             (67,621)
                                                                                             ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Insurance policyholder contract deposits ..............................................             6,827              65,317
Insurance policyholder benefits paid ..................................................          (110,620)             (2,066)
Issuance of Ordinary Shares ...........................................................                 -                   3
Purchases of Ordinary Shares by the employee benefit trusts............................                 -              (6,005)
Proceeds from disposal of shares by the employee benefit trusts........................                43                 440
Dividends paid.........................................................................            (2,032)            (11,802)
Proceeds from issuance of notes payable................................................             2,440               1,318
Repayment of notes payable.............................................................           (27,000)                  -
                                                                                             ------------        ------------
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES ...................................          (130,342)             47,205
                                                                                             ------------        ------------

Net increase (decrease) in cash and cash equivalents ..................................           (43,415)            (15,370)
Cash and cash equivalents at beginning of period(1)  ..................................            61,317              80,395
Foreign currency translation adjustment ...............................................               208                 (22)
                                                                                             ------------        ------------
CASH AND CASH EQUIVALENTS AT END OF PERIOD(1) .........................................           $18,110             $65,003
                                                                                             ============        ============

(1) Amounts are for continuing operations only.


      See accompanying Notes to Interim Consolidated Financial Statements.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                                 (In thousands)

                                                                                                        ACCUMULATED
                                                                                                           OTHER
                                           ORDINARY      ADDITIONAL                       EMPLOYEE        COMPRE-          TOTAL
                                           SHARES AT       PAID-IN        RETAINED         BENEFIT        HENSIVE      SHAREHOLDERS'
                                           PAR VALUE       CAPITAL        EARNINGS         TRUSTS      INCOME (LOSS)      EQUITY
                                         ------------  -------------    -------------  -------------   -------------  -------------
Balance as of January 1, 2002 ........      $   3,222      $  68,346        $ 223,590     $  (63,599)      $  (9,906)     $ 221,653

Net income (loss).....................              -              -         (189,551)             -               -       (189,551)
Change in net unrealized gains
   and losses on available-for-sale
   securities.........................              -              -                -              -           3,298          3,298
Foreign currency translation
   adjustment.........................              -              -                -              -            (388)          (388)
Exercise of employee share
   options, including income
   tax effect.........................              -              3                -             28               -             31
Net realized gains on disposal
   of shares held by the
   employee benefit trusts............              -             15                -              -               -             15
Cash dividends declared ($0.04
   net per share and $0.40 per
   ADS) (1) ..........................              -              -           (2,032)             -               -         (2,032)
                                          -----------   ------------    -------------   ------------    ------------   ------------
BALANCE AS OF SEPTEMBER 30, 2002......       $  3,222      $  68,364        $  32,007      $ (63,571)      $  (6,996)      $ 33,026
                                          ===========   ============    =============   ============    ============   ============


(1) ADS amounts have been restated to reflect the one-for-ten reverse split in June 2002.



      See accompanying Notes to Interim Consolidated Financial Statements.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)

                                                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                                          -------------------------------------------------------
                                                                                2002          2001          2002          2001
                                                                          ------------- ------------- ------------- -------------
Net income (loss)........................................................     $ (50,151)    $(144,445)    $(189,551)    $(295,288)

OTHER COMPREHENSIVE INCOME (LOSS), NET OF DEFERRED
   INCOME TAXES:

Foreign currency translation adjustments, net of income
   taxes of $0...........................................................           115            17          (388)            2

Change in net unrealized gains and losses related to
   continuing operations:
   Change in net unrealized gains and losses
      on available-for-sale securities...................................        (4,059)         (354)       (5,305)          113
   Deferred policy acquisition cost amortization adjustments.............             -           741          (551)         (145)
   Deferred income taxes.................................................             -             -             -             -

Change in net unrealized gains and losses related to
   discontinued operations:
   Change in net unrealized gains and losses on
      available-for-sale securities......................................             -         8,353         5,744        36,286
   Deferred policy acquisition cost amortization adjustments.............             -        (7,412)       (8,044)      (19,479)
   Deferred income taxes.................................................             -          (485)          805        (6,038)
   Reclassification adjustment for losses of discontinued
      operations include in net income (loss)............................        10,649             -        10,649             -
                                                                          ------------- ------------- ------------- -------------
OTHER COMPREHENSIVE INCOME (LOSS) .......................................         6,705           860         2,910        10,739
                                                                          ------------- ------------- ------------- -------------
COMPREHENSIVE INCOME (LOSS) .............................................     $ (43,446)    $(143,585)    $(186,641)    $(284,549)
                                                                          ============= ============= ============= =============

      See accompanying Notes to Interim Consolidated Financial Statements.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1.   MATERIAL EVENTS

        During the third quarter of 2002, London Pacific Life & Annuity Company ("LPLA"), the primary insurance company of London Pacific Group Limited (the "Company"), was placed under regulatory control and rehabilitation based on LPLA's statutory capital and surplus as of June 30, 2002. On August 6, 2002, on petition of the Commissioner of Insurance of the State of North Carolina (the "Commissioner") with the consent of LPLA and unanimous approval of its board of directors, the Superior Court of Wake County in the State of North Carolina ordered the Commissioner to take possession and control of all of the property, books and accounts, documents and other records of LPLA. Based on this court order, the Company no longer exercises control over LPLA. As a result of this event, the Company has deconsolidated LPLA and recorded a charge to earnings in the third quarter of 2002 of $38.5 million for losses resulting from the disposition of LPLA.

        For further discussion, see Note 3. "Discontinued Operations" below and the "Liquidity and Capital Resources" section in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations."

        On July 2, 2002, the Group announced that further declines in the value of LPLA's investment portfolio due to persistent negative events in the equity and bond markets continued to erode significantly the statutory capital of LPLA and that, to date, the Group had been unsuccessful in concluding a transaction to enhance the capital of LPLA. As a consequence, LPLA discontinued the issuance of new policies as of July 2, 2002. Although the statutory capital of the Company's Jersey insurance subsidiary, London Pacific Assurance Limited ("LPAL"), had not been affected by the adverse equity and bond markets to the same extent as the statutory capital of LPLA, the Company also announced on July 2, 2002 that LPAL would discontinue writing new policies effective immediately. The decision to discontinue the issuance of new policies through LPAL was made to avoid the increased capital requirement created by additional policyholder liabilities. Subsequent to this announcement and other announcements relating to the Company and LPLA, LPAL policy surrenders increased substantially. Approximately 71% of LPAL's policyholder liabilities as of June 30, 2002 have been redeemed as of September 30, 2002.


NOTE 2.   BASIS OF PRESENTATION AND PRINCIPLES OF CONSOLIDATION

        The accompanying interim consolidated financial statements are unaudited and have been prepared by the Company in conformity with United States generally accepted accounting principles ("U.S. GAAP"). These consolidated financial statements include the accounts of the Company, its subsidiaries (with the exception of LPLA as discussed above in Note 1. "Material Events"), the Employee Share Option Trust and the Agent Loyalty Opportunity Trust (collectively, the "Group"). Significant subsidiaries included in the continuing operations of the Group and discussed in this document include: London Pacific Assurance Limited, London Pacific Advisors, Berkeley Capital Management and Berkeley International Capital Corporation. All intercompany transactions and balances have been eliminated in consolidation except for intercompany transactions between continuing and discontinued operations principally related to investment management fees from LPLA (the discontinued operations) to the continuing operations.

        Certain information and note disclosures normally included in the Group's annual consolidated financial statements have been condensed or omitted. The interim consolidated financial statements, in the opinion of management, reflect all adjustments (consisting of normal recurring accruals) which are necessary for a fair statement of the results for the interim periods presented.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        While the Group's management believes that the disclosures presented are adequate to make the information not misleading, these interim consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2001, which are contained in the Company's Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission ("SEC") on April 1, 2002. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

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

        Because of the events described above in Note 1. "Material Events," as well as other unknown events that may occur during the next three months, the results for the three and nine month periods ended September 30, 2002, are not indicative of the results to be expected for the full fiscal year.

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


NOTE 3.   DISCONTINUED OPERATIONS

        As described in Note 1. "Material Events" and in the "Liquidity and Capital Resources" section in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Group consensually ceded control of its primary insurance company, LPLA, to the North Carolina insurance regulators on August 6, 2002. In connection therewith, the Group deconsolidated LPLA and recorded a charge to earnings of $38.5 million for losses in accordance with Statement of Financial Accounting Standard No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." Under SFAS 144, the results of operations of a discontinued business, and any impairment losses related to a discontinued business, are reported separately in the income statement under discontinued operations for the current and prior periods, and in the prior period balance sheet as total assets of discontinued operations and total liabilities of discontinued operations.

        A summary of LPLA's pre-tax operating results for the three and nine month periods ended September 30, 2002 and 2001, respectively, and LPLA's total assets and total liabilities as of December 31, 2001, are shown below.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

                                                                              THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,               SEPTEMBER 30,
                                                                         -------------------------------------------------------
                                                                              2002(1)        2001         2002(1)        2001
                                                                         ------------- ------------- ------------- -------------
                                                                                                (In thousands)
REVENUES:
Investment income before intercompany management fees..................  $           -     $  33,973     $  62,453     $ 100,644
Intercompany management fees (2).......................................              -        (2,930)       (3,632)       (8,676)
Other income...........................................................              -         1,727         4,176         5,204
Net realized and change in net unrealized investment gains
   and losses..........................................................              -       (53,092)      (97,618)      (91,449)
                                                                         ------------- ------------- ------------- -------------
Total revenues and net investment gains (losses).......................              -       (20,322)      (34,621)        5,723

EXPENSES:
Interest credited on insurance policyholder accounts...................              -        29,083        56,133        83,546
Amortization of deferred policy acquisition costs......................              -         5,894        17,145        17,152
Other expenses.........................................................              -         1,808         4,593         5,902
                                                                         ------------- ------------- ------------- -------------
TOTAL EXPENSES.........................................................              -        36,785        77,871       106,600
                                                                         ------------- ------------- ------------- -------------
INCOME (LOSS) BEFORE INCOME TAXES......................................  $           -     $ (57,107)    $(112,492)    $(100,877)
                                                                         ============= ============= ============= =============

(1) Though the Group did not lose control of LPLA until August 6, 2002, the Group was not able to obtain LPLA's financial results on a U.S. GAAP basis for the period July 1, 2002 up to August 6, 2002. Therefore, the Group's consolidated income statement includes LPLA's results only through June 30, 2002. These results are reflected as discontinued operations in the consolidated income statement.

(2) These fees were paid to and included in the revenues of the venture capital management and asset management business segments of continuing operations.

                                                               DECEMBER 31,
                                                                   2001
                                                            ----------------
                                                             (In thousands)
ASSETS OF DISCONTINUED OPERATIONS:
Cash and investments....................................          $1,755,260
Deferred policy acquisition costs.......................             165,713
Assets held in separate accounts........................             227,675
Reinsurance assets......................................              42,025
Other assets............................................              63,835
                                                             ----------------
TOTAL ASSETS OF DISCONTINUED OPERATIONS.................          $2,254,508
                                                             ================


LIABILITIES OF DISCONTINUED OPERATIONS:
Life insurance policy liabilities.......................          $1,900,022
Liabilities related to separate accounts................             226,015
Accounts payable, accruals and other liabilities........               9,945
                                                             ----------------
TOTAL LIABILITIES OF DISCONTINUED OPERATIONS............          $2,135,982
                                                             ================

        LPLA had been included in the Group's life insurance and annuities business segment.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        The loss on disposal of discontinued operations, net of tax, which was recorded in the third quarter of 2002, consisted of the following for the three and nine months ended September 30, 2002:

                                                                                                  (In thousands)

Net unrealized losses on available-for-sale securities, net of
   deferred policy acquisition cost amortization adjustments and deferred income taxes.......            $10,649
Impairment on long-lived assets (LPLA's net assets)..........................................             12,269
Write-off of doubtful receivables from LPLA..................................................             15,614
                                                                                                 ----------------
                                                                                                          38,532
Income tax benefit...........................................................................                  -
                                                                                                 ----------------
NET LOSS ON DISPOSAL OF DISCONTINUED OPERATIONS..............................................            $38,532
                                                                                                 ================


NOTE 4.   EARNINGS PER SHARE AND ADS

        The Group calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." This statement requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income or loss by the weighted average number of Ordinary Shares outstanding during the applicable period, excluding shares held by the Employee Share Option Trust and the Agent Loyalty Opportunity Trust which are regarded as treasury stock for the purposes of this calculation. The Group has issued employee share options, which are considered potential common stock equivalents under SFAS 128. Diluted earnings per share is calculated by dividing net income by the weighted average number of Ordinary Shares outstanding during the applicable period as adjusted for these potentially dilutive options which are determined based on the "Treasury Stock Method." As the Group recorded a net loss for both of the three month periods ended September 30, 2002 and 2001, and for both of the nine month periods ended September 30, 2002 and 2001, the calculations of diluted earnings per share for these periods do not include these potentially dilutive options because they are anti-dilutive and, if included, would result in a reduction of net loss per share. If the Group had reported net income for both of the three month periods ended September 30, 2002 and 2001, and for both of the nine month periods ended September 30, 2002 and 2001, there would have been an additional 0, 2,057,944, 431,334 and 3,914,920 shares, respectively, included in the calculations of diluted earnings per share for these periods.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        A reconciliation of the numerators and denominators for the basic and diluted earnings per share calculations is as follows:

                                                                             THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                                SEPTEMBER 30,               SEPTEMBER 30,
                                                                        -------------------------------------------------------
                                                                              2002          2001          2002          2001
                                                                        ------------- ------------- ------------- -------------
                                                                                      (In thousands, except share,
                                                                                     per share and per ADS amounts)
Income (loss) from continuing operations...............................     $ (11,619)    $(107,370)    $ (46,257)    $(229,749)
Income (loss) on discontinued operations...............................       (38,532)      (37,075)     (143,294)      (65,539)
                                                                        ------------- ------------- ------------- -------------
NET INCOME (LOSS)......................................................     $ (50,151)    $(144,445)    $(189,551)    $(295,288)
                                                                        ============= ============= ============= =============

BASIC AND DILUTED EARNINGS (LOSS) PER SHARE AND ADS: (1)
Weighted average number of Ordinary Shares outstanding,
   excluding shares held by the employee benefit trusts..............      50,754,192    50,740,892    50,754,192    51,065,230
                                                                        ------------- ------------- ------------- -------------

Basic and diluted earnings (loss) per share:
Continuing operations................................................        $  (0.23)     $  (2.12)     $  (0.91)     $  (4.50)
Discontinued operations..............................................           (0.76)        (0.73)        (2.82)        (1.28)
                                                                        ------------- ------------- ------------- -------------
                                                                             $  (0.99)     $  (2.85)     $  (3.73)     $  (5.78)
                                                                        ============= ============= ============= =============
Basic and diluted earnings (loss) per ADS: (1)
Continuing operations................................................        $  (2.29)      $(21.16)     $  (9.12)      $(44.99)
Discontinued operations..............................................           (7.59)        (7.31)       (28.23)       (12.84)
                                                                        ------------- ------------- ------------- -------------
                                                                             $  (9.88)      $(28.47)      $(37.35)      $(57.83)
                                                                        ============= ============= ============= =============

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

        For a discussion of the Group's accounting policies with respect to the determination of fair values of investments and other-than-temporary impairments, see the section entitled "Critical Accounting Policies" in Part I,
Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" below. The Group's private securities are primarily convertible preferred stock holdings in technology companies. Financial information with respect to the issuers of these equity securities is received and reviewed periodically by the Group's management. In addition, the Group's management maintains contact with the management of these issuers through ongoing dialogue to examine the issuers' future plans and prospects.

        The Group's fixed maturity securities are principally comprised of U.S. and non-U.S. corporate debt. Generally, quoted market prices are available for these securities.

FIXED MATURITY SECURITIES

        An analysis of fixed maturity securities is as follows:

                                                SEPTEMBER 30, 2002                                    DECEMBER 31, 2001
                               ---------------------------------------------------  ------------------------------------------------
                                                 GROSS      GROSS     ESTIMATED                      GROSS       GROSS     ESTIMATED
                                  AMORTIZED   UNREALIZED UNREALIZED     FAIR           AMORTIZED  UNREALIZED  UNREALIZED     FAIR
                                    COST         GAINS     LOSSES       VALUE            COST        GAINS      LOSSES       VALUE
                                -----------  ----------  ---------- -----------      -----------  ---------- ----------  -----------
                                                                            (In thousands)
AVAILABLE-FOR-SALE:
Non-U.S. government
  debt securities.............. $         -  $        -  $        - $         -      $     7,629  $       97 $        -  $     7,726
Non-U.S. corporate
  debt securities..............      16,461         282        (334)     16,409           64,323         981       (359)      64,945
Corporate debt securities .....      17,351         131        (155)     17,327           44,901         477       (348)      45,030
                                -----------  ----------  ---------- -----------      -----------  ---------- ----------  -----------
                                $    33,812  $      413  $     (489)$    33,736      $   116,853  $    1,555 $     (707) $   117,701
                                -----------  ----------  ---------- -----------      -----------  ---------- ----------  -----------
HELD-TO-MATURITY:
Private corporate debt
  securities................... $       180  $        -  $        - $       180      $      871   $        - $        -  $       871
                                -----------  ----------  ---------- -----------      -----------  ---------- ----------  -----------

Total fixed maturity securities $    33,992  $      413  $     (489)$    33,916      $   117,724  $    1,555 $     (707) $   118,572
                                ===========  ==========  ========== ===========      ===========  ========== ==========  ===========


        During the first nine months of 2002 and 2001, fixed maturity securities classified as held-to-maturity with an aggregate carrying value of $2,440,000 and $10,448,000, respectively, were exchanged into preferred stock and classified as available-for-sale. The exchanges resulted from refinancings by the investee companies and a realized loss of $1,190,000 was recognized in the first nine months of 2002 only.

        Sales of fixed maturity securities classified as available-for-sale resulted from the need to fund abnormally high policy redemptions during the quarter ended September 30, 2002. See the discussion in Note 1. "Material Events."

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

EQUITY SECURITIES

        Equity securities are comprised of available-for-sale and trading securities. An analysis of equity securities is as follows:

                                              SEPTEMBER 30, 2002                                    DECEMBER 31, 2001
                             ---------------------------------------------------  -------------------------------------------------
                                               GROSS      GROSS    ESTIMATED                       GROSS       GROSS    ESTIMATED
                                            UNREALIZED UNREALIZED    FAIR                       UNREALIZED  UNREALIZED     FAIR
                                  COST         GAINS     LOSSES     VALUE              COST        GAINS      LOSSES      VALUE
                              -----------  ----------  ---------- -----------      -----------  ---------- ----------  -----------
                                                                          (In thousands)
Private corporate equity
  securities...............      $ 18,405$          -    $ (6,375)   $ 12,030         $ 17,155  $        -   $ (1,875)    $ 15,280
Other equity securities ...             -           -           -           -              142           -       (119)          23
                              -----------  ----------  ---------- -----------      -----------  ---------- ----------  -----------
Total available-for-sale
  equity securities........        18,405           -      (6,375)     12,030           17,297           -     (1,994)      15,303

Trading securities.........        32,261          97     (19,168)     13,190           64,175      16,317    (12,875)      67,617
                              -----------  ----------  ---------- -----------      -----------  ---------- ----------  -----------
Total equity securities....      $ 50,666  $       97    $(25,543)   $ 25,220         $ 81,472    $ 16,317   $(14,869)    $ 82,920
                              ===========  ==========  ========== ===========      ===========  ========== ==========  ===========


        Trading securities are carried at fair value with changes in net unrealized gains and losses of $(5,403,000) and $(106,022,000) included in the losses for the three month periods ended September 30, 2002 and 2001, respectively, and of $(31,276,000) and $(258,976,000) included in the losses for the nine month periods ended September 30, 2002 and 2001, respectively.

INVESTMENT CONCENTRATION AND RISK

        As of September 30, 2002, fixed maturity securities held by the Group included investments in General Motors of $7,932,000, and equity securities held by the Group included investments in Ceon Corporation of $5,093,000, Agility Communications, Inc. of $3,375,000, New Focus, Inc. of $4,429,000 and Packeteer, Inc. of $6,304,000. These five corporate issuers each represented more than ten percent of shareholders' equity as of September 30, 2002.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

REALIZED GAINS AND LOSSES

        Information about gross realized gains and losses on securities transactions included in continuing operations is as follows:

                                                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                               SEPTEMBER 30,               SEPTEMBER 30,
                                                                       -------------------------------------------------------
                                                                             2002          2001          2002          2001
                                                                       ------------- ------------- ------------- -------------
                                                                                            (In thousands)
GROSS REALIZED GAINS (LOSSES) ON SECURITIES TRANSACTIONS:
Fixed maturities, available-for-sale:
     Gross gains......................................................     $   1,767     $      25      $  1,770      $     26
     Gross losses.....................................................        (1,858)          (13)       (4,679)          (15)
Fixed maturities, held-to-maturity:
     Gross losses.....................................................        (1,190)            -        (1,701)            -
Equity securities, trading:
     Gross gains......................................................             -             -         3,841        36,070
     Gross losses.....................................................          (784)            -          (851)            -
Equity securities, available-for-sale:
     Gross gains......................................................             -           445             -           456
     Gross losses.....................................................             -             -          (120)            -
                                                                       ------------- ------------- ------------- -------------
Net realized investment gains (losses) on securities
     transactions.....................................................     $  (2,065)     $    457      $ (1,740)      $36,537
                                                                       ============= ============= ============= =============

        During the three month period ended September 30, 2002, management determined that no securities held by the Group were other-than-temporarily impaired.

        During the nine month period ended September 30, 2002, two private investments held by continuing operations and classified as held-to-maturity were considered by management to be other-than-temporarily impaired and realized losses totaling $0.4 million related to these investments were recorded in the consolidated income statement.


NOTE 6.   DEFERRED POLICY ACQUISITION COSTS

        Policy acquisition costs are the costs of producing life insurance and annuity business: principally commissions, underwriting costs and certain marketing expenses which vary with, and are primarily related to, the acquisition of new business. Policy acquisition costs are deferred and amortized over the estimated lives of the policies in relation to their estimated future gross profits. Due to the events described in Note 1. "Material Events," LPAL discontinued the issuance of new policies on July 2, 2002 and since that date has experienced a substantial increase in policy redemptions. Based on revised estimates of the gross profits on the remaining block of business, management determined that the balance of deferred policy acquisition costs should be written-off in full as of September 30, 2002.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 7.   NOTES PAYABLE

        Under the Group's $23.0 million bank facility with the Bank of Scotland, $12.3 million was outstanding as of September 30, 2002. In addition, the remaining $10.7 million under the facility was utilized in the form of letters of credit and guarantees provided on behalf of certain former investee companies. The facility bears interest at 2% over the applicable LIBOR rate (the current annual interest rate is 3.875%). The Company is the primary obligor under the facility. In addition, the facility is guaranteed by the Company and substantially all of its subsidiaries, excluding LPLA and LPAL. The Group has committed to provide the bank with a security interest over certain of the Group's listed equity securities (which securities had an aggregate market value of $5.8 million as of September 30, 2002, and $10.6 million as of November 13,
2002).

           The Group's consolidated results for the quarters ended June 30, 2002 and September 30, 2002 have resulted in breaches of the net worth, operating profit/interest charge and intangible asset ratio financial covenants under its bank facility. Subsequent to September 30, 2002, the Company and the Bank of Scotland have agreed to the terms and conditions of a new credit facility which replaces the current credit facility, subject to the bank's final due diligence, documentation and the satisfaction of certain conditions. The new facility provides up to $23.0 million, with an interest rate of 3.5% above the LIBOR rate on borrowings up to $10.0 million and 4.5% above the LIBOR rate on borrowings between $10.0 million and $23.0 million. The facility limit decreases at the end of each quarter, such that the facility is repaid in full no later than December 31, 2003; however, the bank has agreed to consider an extension of the final facility expiration date in light of the overall circumstances prevailing at the time of any such request by the Company. In addition to providing the bank with security interest over certain of the Group's listed equity securities as mentioned above, the Company will be required to give the bank other guarantees, pledges and security interests over certain other Group assets. The Company has agreed to pay the bank a one-time restructuring fee of (pound)180,000, monthly management fees of (pound)10,000 and quarterly facility fees which begin at 0.5% per annum and increase each quarter until they reach 2.5% per annum in the third quarter of 2003 based on the average loan amount outstanding during the quarter. The Company has also agreed to grant to the bank warrants to subscribe for 3% of the Ordinary Shares of the Company. New financial covenants will be set under this reducing credit facility with testing to take place as of the end of each quarter. There is no assurance that a definitive agreement will be signed. Consequently, the existing facility remains in default and is repayable upon demand.

        If the bank demanded immediate full repayment of the existing facility, the Group's management believes that it is unlikely that the former investee companies would currently have the ability to repay their borrowings totaling $10.7 million, and thus the Group would be obligated to pay this amount on their behalf. As of September 30, 2002, the Group excluding LPAL had $20.9 million of cash and liquid securities. (The market value of the Group's listed securities discussed above increased from $5.8 million as of September 30, 2002 to $10.6 million as of November 13, 2002.) Immediate repayment of the full $23.0 million by the Group would create serious liquidity issues for the Group. As a result, the Group has restructured its operations and reduced expenses in order to retire its outstanding bank debt over time. The Group intends to use a combination of cash and the proceeds from listed equity security sales or other asset disposals in order to meet the pay down schedule under the new bank facility described above.

        For further discussion, see the "Liquidity and Capital Resources"
section in Part I, Item 2 "Management's Discussion of Financial Condition and Results of Operations."


NOTE 8.   SHAREHOLDERS' EQUITY

        Total dividends declared and paid were $0.05 gross per Ordinary Share ($0.04 net of 20% Jersey tax) and $0.40 per ADS (net of 20% Jersey tax) during the nine months ended September 30, 2002. Total dividends declared and paid

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

were $0.29 gross per Ordinary Share ($0.232 net of 20% Jersey tax) and $2.32 per ADS (net of 20% Jersey tax) during the year ended December 31, 2001.

        Dividends per ADS have been restated to reflect the one-for-ten reverse split in June 2002.


NOTE 9.   COMMITMENTS AND CONTINGENCIES

        As of September 30, 2002, total operating and capital lease commitments of the Group were approximately $1.7 million and $0.3 million, respectively. Commitments eliminated as a result of the actions of the North Carolina Department of Insurance ("NCDOI") with respect to LPLA (as described in Note 1. "Material Events") for operating and capital lease commitments were approximately $10.8 million and $0, respectively.

        As previously reported in the Group's quarterly report on Form 10-Q for the quarter ended June 30, 2002, which was filed with the SEC on August 14, 2002, under an agreement between a Group subsidiary and LPLA, the Group subsidiary may have been obligated to pay LPLA a maximum of $2.0 million per year, with an overall cap of $6.0 million. The Group subsidiary's obligation to pay LPLA was in exchange for the right to exercise serial call options to purchase certain private equity securities held by LPLA at LPLA's original cost. On October 9, 2002, the Group was informed of the rejection and termination of this agreement by the NCDOI. Consequently, the Group subsidiary's obligation to LPLA under the agreement has been cancelled.

        In the course of the administration of LPLA in rehabilitation, the NCDOI has recently requested information concerning the history of a limited number of investments in securities of portfolio companies. These portfolio investments have been associated with LPLA for more than seven years, and involve intercompany transfers. The history of their investment performance and ownership is complex. The Company is complying with these requests. The Company is not able at this time to predict what conclusions the NCDOI will reach after evaluation of this information.


NOTE 10.   RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

        On January 1, 2002, the Group adopted Statement of Financial Accounting Standard No. 142 ("SFAS 142"), "Goodwill and Other Intangible Assets," which superseded APB Opinion No. 17, "Intangible Assets." SFAS 142 eliminates the requirement to amortize goodwill and indefinite-lived intangible assets, addresses the amortization of intangible assets with a defined life, and addresses the impairment testing and recognition for goodwill and intangible assets. The adoption of SFAS 142 did not have a material effect on the Group's consolidated results of operations or financial position. For the nine month period ended September 30, 2002, the Group realized a goodwill write-off in the amount of $7,000 compared to goodwill amortization of $172,000 for the same period in 2001.

        On January 1, 2002, the Group adopted Statement of Financial Accounting Standard No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets and supersedes, with exceptions, Statement of Financial Accounting Standard No. 121, "Accounting for the Impairment of Long-Lived Assets to Be Disposed Of." The Group followed SFAS 144 in determining the accounting treatment for the impairment of its subsidiary, LPLA, during the quarter ended September 30, 2002. See Note 1. "Material Events," and Note 3. "Discontinued Operations" for further information.

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

        In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires the Group to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS 146 will be applied prospectively to exit or disposal activities initiated after December 31, 2002.


NOTE 11.   BUSINESS SEGMENT AND GEOGRAPHICAL INFORMATION

        The Group's reportable operating segments are classified according to its principal businesses, which are the following: life insurance and annuities, financial advisory services, asset management and venture capital management.

        During the three month periods ended September 30, 2002 and 2001, the asset management and venture capital management segments generated portfolio management fees from LPLA (discontinued operations) of $0 and $2,930,000, respectively. During the nine month periods ended September 30, 2002 and 2001, the asset management and venture capital management segments generated portfolio management fees from LPLA of $3,632,000 and $8,676,000, respectively. These portfolio management fees are included in the revenues of continuing operations and have not been eliminated in the consolidated financial statements.

        Realized investment losses in the amount of $31,368,000 were recorded during the first nine months of 2002 by the venture capital management segment, related to intersegmental investment sales to the life insurance and annuities segment. These realized investment losses were offset by a corresponding increase in unrealized investment gains on trading securities for the same amount. These gains and losses have been eliminated in the Group's consolidated financial statements.

        Summary revenue and investment gain (loss) information by geographic segment, based on the domicile of the Group company generating those revenues, is as follows:

                                                                        THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                           SEPTEMBER 30,               SEPTEMBER 30,
                                                                   -------------------------------------------------------
                                                                         2002          2001          2002          2001
                                                                   ------------- ------------- ------------- -------------
                                                                                        (In thousands)
Jersey............................................................   $      (711)    $ (26,389)   $   (7,824)    $(143,371)
Guernsey..........................................................        (4,329)      (76,929)      (17,832)      (73,509)
United States.....................................................         5,008         8,753        19,489        27,686
                                                                   ------------- ------------- ------------- -------------
CONSOLIDATED REVENUES AND NET INVESTMENT GAINS (LOSSES)
   FOR CONTINUING OPERATIONS......................................  $        (32)    $ (94,565)   $   (6,167)    $(189,194)
                                                                   ============= ============= ============= =============

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        Revenues and income before taxes for the Group's reportable operating segments included in continuing operations, based on management's internal reporting structure, were as follows:

                                                                            THREE MONTHS ENDED          NINE MONTHS ENDED
                                                                               SEPTEMBER 30,               SEPTEMBER 30,
                                                                       --------------------------------------------------------
                                                                             2002          2001          2002          2001
                                                                       ------------- ------------- ------------- -------------
                                                                                            (In thousands)
REVENUES:
Life insurance and annuities (1),(2),(3)..............................    $      334     $ (24,859)   $   (5,851)    $(139,718)
Financial advisory services...........................................         3,766         4,361        12,583        14,487
Asset management (2) .................................................         1,125         1,716         4,259         5,130
Venture capital management (3) .......................................        (5,352)      (76,342)      (17,669)      (70,824)
                                                                       ------------- ------------- ------------- -------------
                                                                                (127)      (95,124)       (6,678)     (190,925)
Reconciliation of segment amounts to consolidated amounts:
Interest income ......................................................            95           559           511         1,731
                                                                       ------------- ------------- ------------- -------------
CONSOLIDATED REVENUES AND NET INVESTMENT GAINS (LOSSES)
   FOR CONTINUING OPERATIONS..........................................    $      (32)    $ (94,565)   $   (6,167)    $(189,194)
                                                                       ============= ============= ============= =============

INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE
   INCOME TAXES:
Life insurance and annuities (1),(2),(3)..............................     $  (3,125)    $ (27,391)     $(15,212)    $(145,414)
Financial advisory services ..........................................        (1,083)       (1,071)       (2,818)       (2,878)
Asset management (2)..................................................            46           588           573         1,102
Venture capital management (3) .......................................        (6,035)      (79,225)      (20,964)      (78,211)
                                                                       ------------- ------------- ------------- -------------
                                                                             (10,197)     (107,099)      (38,421)     (225,401)
Reconciliation of segment amounts to consolidated amounts:
Interest income ......................................................            95           559           511         1,731
Corporate expenses ...................................................        (1,460)       (1,316)       (4,990)       (4,446)
Goodwill amortization and write-offs .................................            (7)          (57)           (7)         (172)
Interest expense (4)..................................................          (231)         (481)         (839)       (1,846)
                                                                       ------------- ------------- ------------- -------------
CONSOLIDATED INCOME (LOSS) FROM CONTINUING OPERATIONS
   BEFORE INCOME TAXES ...............................................     $ (11,800)    $(108,394)    $ (43,746)    $(230,134)
                                                                       ============= ============= ============= =============

(1) Netted against the revenues (investment income) of the life insurance and annuities segment are management fees paid to the asset management segment of $5,000 and $13,000 in the third quarters of 2002 and 2001, respectively, and $35,000 and $33,000 in the first nine months of 2002 and 2001, respectively.

(2) Included in the revenues of the asset management segment are management fees from the life insurance and annuities segment of $5,000 and $13,000 in the third quarters of 2002 and 2001, respectively, and $35,000 and $33,000 in the first nine months of 2002 and 2001, respectively. In addition, revenues of the asset management segment also include management fees from LPLA (discontinued operations) of $0 and $468,000 in the third quarters of 2002 and 2001, respectively, and $724,000 and $1,437,000 in the first nine months of 2002 and 2001, respectively.

(3) Included in the revenues of the venture capital management segment are management fees from LPLA (discontinued operations) of $0 and $2,462,000 in the third quarters of 2002 and 2001, respectively, and $2,908,000 and $7,239,000 in the first nine months of 2002 and 2001, respectively.

(4) Included in interest expense is interest paid to LPLA (discontinued operations) of $0 and $14,000 in the third quarters of 2002 and 2001, respectively, and $30,000 and $43,000 in the first nine months of 2002 and 2001, respectively.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

        Material changes in segmental assets of continuing operations during the third quarter of 2002 occurred in: a) the life insurance and annuities segment, where assets decreased by $106,783,000 from $163,523,000 to $56,740,000, primarily due to the sale of investments to fund policy redemptions; b) the venture capital management segment, where assets decreased by $5,353,000 from $12,659,000 to $7,306,000, primarily caused by the change in net unrealized gains and losses on listed equity securities in the trading account; and c) the corporate and other segment, where assets decreased by $41,377,000 from $50,374,000 to $8,997,000, primarily due to the use of $27 million of cash to repay part of the bank loan and due to the impairment write-off of $15 million in loans to LPLA (discontinued operations).

        Material changes in segmental assets of continuing operations during the first nine months of 2002 occurred in: a) the life insurance and annuities segment, where assets decreased by $107,915,000 from $164,655,000 to $56,740,000, primarily due to the sale of investments to fund policy redemptions; b) the venture capital management segment, where assets decreased by $38,947,000 from $46,253,000 to $7,306,000, primarily caused by the transfer of certain trading securities from the venture capital management segment to the life insurance and annuities segment, and the change in net unrealized gains and losses on listed equity securities in the trading account; and c) the corporate and other segment, where assets decreased by $45,645,000 from $54,642,000 to $8,997,000, primarily due to the use of $27 million of cash to repay part of the bank loan and due to the impairment write-off of $15 million in loans to LPLA (discontinued operations).


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

FORWARD-LOOKING STATEMENTS AND FACTORS THAT MAY AFFECT FUTURE RESULTS

        This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this report contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which the Group operates, management's current beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "projects," "targets," "plans," "believes," "seeks," "estimates," "goals," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Future outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. The Group undertakes no obligation to update any forward-looking statements, whether as a result of new information, future developments or otherwise.

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

CRITICAL ACCOUNTING POLICIES

        Management has identified those accounting policies that management believes are most important to the portrayal of the Group's financial condition and results of operations and that require management's most complex or subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These most critical accounting policies pertain to the Group's investments, and to the accounting for life insurance policy liabilities and deferred policy acquisition costs. These critical accounting policies are described below.

DETERMINATION OF FAIR VALUES OF INVESTMENTS

        When a quoted market price is available for a security, the Group uses this price in the determination of fair value. If a quoted market price is not available for a security, management estimates the security's fair value based on valuation methodologies as described below.

        The Group holds investments in privately held equity securities, primarily convertible preferred stock in venture capital companies doing business in various segments of technology industries. Venture capital investing entails making investments in companies that are developing products or services for large emerging markets with the belief that these investments will yield superior returns if these companies are successful. These investments are normally held for a number of years. When the Group makes these investments, most of the companies are still developing the products they intend to bring to market or are in the early stages of product sales. Venture capital companies are net consumers of cash and often dependent upon additional financing to execute their business plans. These investments involve substantial risk and the companies generally lack meaningful historical financial results used in traditional valuation models. The process of pricing these securities ranges from fierce competitive bidding between financial institutions to existing investors negotiating prices with the company without outside investor validation. Investments in convertible preferred stock come with rights that vary dramatically both from company to company and between rounds of financing within the same company. These rights, such as anti-dilution, redemption, liquidation preferences and participation, bear directly on the price an investor is willing to pay for a security. The returns on these investments are generally realized through an initial public offering of the company's shares or, more commonly, through the company's acquisition by a public company.

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

        The determination of fair values of investments requires the application of significant judgment. It is possible that the factors evaluated by management and fair values will change in subsequent periods, especially with respect to the Group's privately held equity securities in technology companies, resulting in material impairment charges in future periods.

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

        A fixed maturity security is deemed to be impaired when it is determined that it is probable that amounts due (principal and interest) will not be fully collected according to the security's contractual terms. This determination is made by considering all available facts and circumstances, including the Group's intent and ability to continue to hold the investment to maturity. Factors considered include: (i) the length of time and extent to which the market values have been below amortized cost and the reasons for the decline, (ii) the issuer's recent financial performance and condition, earnings trends and future prospects in the near to mid-term, (iii) changes in the issuer's debt rating and/or regulatory actions or other events that may effect the issuer's operations, (iv) the market condition of either the issuer's geographic area or industry as a whole, and (v) factors that raise doubt about the issuer's ability to continue as a going concern. If the evidence supports that a decline in fair value is other-than-temporary, then the fixed maturity security is written down to it's quoted market value, if such a value is available. If a readily determinable fair value does not exist, then the fixed maturity security is written down to management's estimate of its fair value, which is based on the valuation methodologies as described above. Write-downs are recorded as realized losses and included in earnings.

        The evaluations for other-than-temporary impairments require the application of significant judgment. It is possible that the impairment factors evaluated by management and fair values will change in subsequent periods, especially with respect to the Group's privately held equity securities in technology companies, resulting in material impairment charges in future periods.

LIFE INSURANCE POLICY LIABILITIES

        Life insurance policy liabilities are accounted for in accordance with Statement of Financial Accounting Standards No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." Life insurance policy liabilities for deferred annuities are accounted for as investment-type insurance products and are recorded at accumulated value (premiums received, plus accrued interest to the balance sheet date, less withdrawals and assessed fees).

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


RESULTS OF OPERATIONS BY BUSINESS SEGMENT

LIFE INSURANCE AND ANNUITIES

        During the third quarter of 2002, the life insurance and annuities segment continued to suffer from the adverse conditions in the equity markets.

        During this reporting period, the Group's primary insurance company, LPLA, was placed under regulatory control and rehabilitation based on LPLA's statutory capital and surplus as of June 30, 2002. On August 6, 2002, on petition of the Commissioner of Insurance of the State of North Carolina (the "Commissioner") with the consent of LPLA and unanimous approval of its board of directors, the Superior Court of Wake County in the State of North Carolina ordered the Commissioner to take possession and control of all of the property, books and accounts, documents and other records of LPLA. Based on this court order, the Company no longer exercises control over LPLA. As a result of this event, the Company has deconsolidated LPLA and recorded a charge to earnings in the third quarter of 2002 of $38.5 million for losses resulting from the disposition of LPLA.

        For further discussion, see the "Liquidity and Capital Resources"
section in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 3. "Discontinued Operations" to the Consolidated Financial Statements in Part I, Item 1.

        On July 2, 2002, the Company announced that further declines in the value of LPLA's investment portfolio due to persistent negative events in the equity and bond markets continued to erode significantly the statutory capital of LPLA and that, to date, the Company had been unsuccessful in concluding a transaction to enhance the capital of LPLA. As a consequence, LPLA discontinued the issuance of new policies as of July 2, 2002. Although the statutory capital of the Group's Jersey insurance subsidiary, LPAL, had not been affected by the adverse equity and bond markets to the same extent as the statutory capital of LPLA, the Group also announced on July 2, 2002 that LPAL would discontinue writing new policies effective immediately. The decision to discontinue the issuance of new policies through LPAL was made to avoid the increased capital requirement created by additional policyholder liabilities. Subsequent to this announcement and other announcements relating to the Company and LPLA, LPAL policy surrenders increased substantially. Approximately 71% of LPAL's policyholder liabilities as of June 30, 2002 have been redeemed as of September 30, 2002.

        Due to the events referred to above, the Group no longer plans to write insurance policies, will let its Jersey, Channel Islands insurance business wind-down over time and will discontinue its insurance business segment. The Group is continuing its focus on increasing assets under management, consulting and administration in its financial advisory services and asset management businesses. Berkeley International Capital Corporation ("BICC") plans to continue to develop its venture capital business.

        Certain information regarding the life insurance and annuities segment's results of operations is as follows:

                                                                           THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                              SEPTEMBER 30,               SEPTEMBER 30,
                                                                      -------------------------------------------------------
                                                                            2002          2001          2002          2001
                                                                      ------------- ------------- ------------- -------------
                                                                                           (In thousands)
REVENUES:
Investment income....................................................    $    1,243    $    1,881    $    5,436     $   4,637
Insurance policy charges ............................................         1,207            21         1,152            21
Net realized investment gains (losses)...............................       (65,586)           13       (73,512)       36,082
Change in net unrealized investment gains and losses on
  trading securities.................................................        63,470       (26,774)       61,073      (180,458)
                                                                      ------------- ------------- ------------- -------------
TOTAL REVENUES AND INVESTMENT GAINS (LOSSES).........................           334       (24,859)       (5,851)     (139,718)

EXPENSES:
Interest credited on insurance policyholder accounts ................         1,423         1,804         5,495         4,392
Amortization of deferred policy acquisition costs ...................         1,689           311         2,952           604
General and administrative expenses .................................           347           417           914           700
                                                                      ------------- ------------- ------------- -------------
TOTAL EXPENSES RELATED TO OPERATIONS ................................         3,459         2,532         9,361         5,696
                                                                      ------------- ------------- ------------- -------------
INCOME (LOSS) BEFORE INCOME TAXES ...................................     $  (3,125)    $ (27,391)    $ (15,212)    $(145,414)
                                                                      ============= ============= ============= =============


THIRD QUARTER OF 2002 COMPARED TO THIRD QUARTER OF 2001

        In the third quarter of 2002, the life insurance and annuities segment, which now only consists of LPAL, contributed a loss before income taxes of $3.1 million to the Group's overall loss before income taxes, compared to a loss before income taxes of $27.4 million in the third quarter of 2001. Net realized investment losses in the third quarter of 2002, were $65.6 million, compared to net realized investment gains of $13,000 in the third quarter of 2001. The gain from the change in net unrealized investment gains and losses was $63.5 million in the third quarter of 2002, compared to a loss of $26.8 million in the third quarter of 2001. In the third quarter of 2002, the spread between investment income and interest credited to policyholder accounts decreased by $0.3 million; amortization of deferred policy acquisition costs ("DPAC") increased by $1.4 million; and general and administrative expenses decreased by $0.1 million, each as compared to the third quarter of 2001. Policy charges for the third quarter of 2002 increased by $1.2 million, compared to the third quarter of 2001.

        In accordance with U.S. GAAP, premiums collected on annuity contracts are not reported as revenues, but rather as deposits to insurance liabilities. Revenues for these products are recognized over time in the form of investment income and surrender or other charges. LPAL offers guaranteed bond contracts which typically have an interest rate guaranteed from three to seven years. LPAL began selling guaranteed bond contracts, in the Jersey, Channel Islands and U.K. markets in early 2000.

        LPAL did not generate any premiums during the third quarter of 2002. During the third quarter of 2001, $16.1 million in premiums were received. As discussed above, LPAL discontinued the issuance of new policies on July 2, 2002 and therefore will not generate any premiums in the remainder of 2002.

        Interest and dividend income on investments decreased by $0.6 million in the third quarter of 2002, compared with the third quarter of 2001. Yielding investments decreased in the third quarter of 2002 as corporate bonds were sold to cover the increase in policy surrenders.

        Net investment losses were $2.1 million in the third quarter of 2002, compared to net investment losses of $26.8 million in the third quarter of 2001. Net investment losses in the third quarter of 2002 were comprised of net realized investment losses of $65.6 million and a $63.5 million gain from the change in net unrealized gains and losses on the listed equity securities held in the trading portfolio. The trading portfolio decreased from $15.1 million as of June 30, 2002 to $7.4 million as of September 30, 2002. LPAL sold certain trading positions during the third quarter of 2002, which resulted in net realized losses of $65.5 million based on an aggregate original cost of $71.2 million. These disposals represented shares previously held in a company that had completed an initial public offering of their securities. In the third quarter of 2002, LPAL had additional net realized losses of $0.1 million on sales of $88.3 million of publicly traded corporate debt securities.

        Total invested assets (defined as total assets excluding DPAC and other assets) decreased from $162.0 million as of June 30, 2002 to $56.7 million as of September 30, 2002. On total average invested assets for the third quarter of 2002, the average annualized net return, including both realized and unrealized investment gains and losses, was -1.82%, compared with -58.81% for the third quarter of 2001.

        Policy surrender charge income increased by $1.2 million in the third quarter of 2002 to $1.2 million, compared with $21,000 in the third quarter of 2001. The increase in policy surrenders followed the events as described above.

        Interest credited on policyholder accounts decreased by $0.4 million in the third quarter of 2002 to $1.4 million, compared with $1.8 million in the third quarter of 2001. The decrease was primarily due to policy surrenders in the third quarter of 2002. The average rate credited to policyholders was 5.63% during the third quarter of 2002, compared with 6.29% during the third quarter of 2001.

        Amortization of DPAC was $1.7 million in the third quarter of 2002, an increase of $1.4 million over the third quarter of 2001. This increase was due to the acceleration of DPAC amortization as a result of the discontinuance of new business and the lack of interest spread on the remaining block of business.

        General and administrative expenses were $0.3 million in the third quarter of 2002, compared with $0.4 million in the third quarter of 2001. This $0.1 million decrease was primarily due to lower marketing costs and outside policy administration fees as a result of the declining block of business.

FIRST NINE MONTHS OF 2002 COMPARED TO FIRST NINE MONTHS OF 2001

        In the first nine months of 2002, LPAL contributed a loss before income taxes of $15.2 million to the Group's overall loss before income taxes, compared to a loss before income taxes of $145.4 million in the first nine months of 2001. Net realized investment losses in the first nine months of 2002 were $73.5 million, compared to net realized investment gains of $36.1 million in the first nine months of 2001. The gain from the change in net unrealized investment gains and losses was $61.1 million in the first nine months of 2002, compared to a loss of $180.5 million in the first nine months of 2001. In the first nine months of 2002, the spread between investment income and interest credited to policyholder accounts decreased by $0.3 million; amortization of DPAC increased by $2.3 million; and general and administrative expenses increased by $0.2 million, each as compared to the first nine months of 2001. Policy charges for the first nine months of 2002 increased by $1.1 million, compared to the first nine months of 2001.

        LPAL generated $6.5 million of premiums during the first nine months of 2002, a decrease of $60.0 million from the premiums received by LPAL during the first nine months of 2001. LPAL's premium volume continued to decline as a result of lowering interest crediting rates during the last quarter of 2001 and the events as described above.

        Interest and dividend income on investments was $5.4 million in the first nine months of 2002, compared with $4.6 million in the first nine months of 2001. This $0.8 million increase was primarily due to the increase in invested assets during the first nine months of 2002 compared to the first nine months of 2001.

        Net investment losses were $12.4 million in the first nine months of 2002, compared to net investment losses of $144.4 million in the first nine months of 2001. Net investment losses in the first nine months of 2002 were comprised of net realized investment losses of $73.5 million and a $61.1 million gain from the change in net unrealized gains and losses on the listed equity securities held in the trading portfolio. The trading portfolio decreased from $22.3 million as of December 31, 2001 to $7.4 million as of September 30, 2002. Additions to the trading portfolio during the first nine months of 2002 of $5.0 million resulted from the transfer of certain listed equity securities from the venture capital management segment. LPAL sold certain trading positions during the first nine months of 2002, which resulted in net realized losses of $70.6 million based on an aggregate original cost of $81.0 million. These disposals represented shares held in companies that had completed initial public offerings of their securities. These realized losses were increased by net realized losses of $2.9 million on sales of $93.3 million of publicly traded corporate debt securities.

        Total invested assets (defined as total assets excluding DPAC and other assets) decreased to $56.7 million as of September 30, 2002, compared to $161.5 million as of December 31, 2001. On total average invested assets for the first nine months of 2002, the average annualized net return, including both realized and unrealized investment gains and losses, was -6.64%, compared with -90.65% for the first nine months of 2001.

        Policy surrender and mortality charge income increased by $1.1 million in the first nine months of 2002 to $1.2 million, compared with $21,000 in the first nine months of 2001. The increase in policy surrenders followed the events as described above.

        Interest credited on policyholder accounts increased by $1.1 million in the first nine months of 2002 to $5.5 million, compared with $4.4 million in the first nine months of 2001. The increase was primarily due to new business growth up to the end of the second quarter of 2002. The average rate credited to policyholders was 6.16% during the first nine months of 2002, compared with 6.64% during the first nine months of 2001.

        Amortization of DPAC was $2.9 million in the first nine months of 2002, an increase of $2.3 million over the first nine months of 2001. This increase was due to the acceleration of DPAC amortization as a result of the discontinuance of new business at the start of the third quarter of 2002 and the lack of interest spread on the remaining block of business.

        General and administrative expenses were $0.9 million in the first nine months of 2002, compared with $0.7 million in the first nine months of 2001. This $0.2 million increase was primarily due to the reduction in expenses deferred as policy acquisition costs.

FINANCIAL ADVISORY SERVICES

        Certain information regarding the financial advisory services segment's results of operations is as follows:

                                                               THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                  SEPTEMBER 30,               SEPTEMBER 30,
                                                          -------------------------------------------------------
                                                                2002          2001          2002          2001
                                                          ------------- ------------- ------------- -------------
                                                                               (In thousands)
Gross financial advisory services fees...................       $ 3,766       $ 4,361       $12,583       $14,487
Payouts due to independent advisors......................        (2,300)       (2,822)       (7,853)       (9,511)
                                                          ------------- ------------- ------------- -------------
                                                                  1,466         1,539         4,730         4,976
Operating expenses.......................................         2,549         2,610         7,548         7,854
                                                          ------------- ------------- ------------- -------------
INCOME (LOSS) BEFORE INCOME TAXES .......................       $(1,083)      $(1,071)      $(2,818)      $(2,878)
                                                          ============= ============= ============= =============

THIRD QUARTER OF 2002 COMPARED TO THIRD QUARTER OF 2001

        The pre-tax loss from the financial advisory services segment remained constant at $1.1 million for the third quarter of 2002 compared to the third quarter of 2001. A decrease in net revenues resulting from overall market declines affecting asset management and brokerage product lines was largely offset by increased revenues from institutional client asset growth and reduced operating expenses.

        Net revenues also remained constant at $1.5 million for the third quarter of 2002 compared to the third quarter of 2001. Net asset management and consulting fees, and brokerage and commission product sales, decreased from the prior period due to sustained declining market conditions prevalent throughout the year that resulted in overall diminished portfolio values and trading volume. Decreases in net revenues from fee based management and consulting services, and commission based brokerage services, were partially offset by an increase in institutional revenues.

        Assets under management, consulting or administration were $2.1 billion as of both September 30, 2002 and September 30, 2001. Assets from institutional sources increased due to the addition of new clients, despite decreasing market values. In contrast, managed and consulting assets decreased, primarily due to the general decline in market values. The net revenue to asset ratio is higher for managed assets as compared to institutional assets.

        Operating expenses decreased slightly by $0.1 million to $2.5 million in the third quarter of 2002 compared to the third quarter of 2001, due to lower salary and other staff costs, offset by a reduction in the amount of web development costs capitalized.

        In late 1999, the Group decided to make the London Pacific Advisors ("LPA") business the foundation for an Internet based initiative that would deliver a full complement of consulting and back office services to institutions and financial advisors through the Internet. The total investment in this project through September 30, 2002 was $3.6 million, including $0.1 million in the third quarter of 2002. Of this total, $2.9 million has been capitalized as software development costs and is being amortized (as a component of operating expenses) over five years; amortization of these costs began in May 2001, and the amount amortized during the third quarter of 2002 was $0.1 million.

        Successful completion of the LPA initiative opened the door for marketing of its services to institutions and large groups of advisors. To date, service contracts have been signed with eleven major institutions, and additional contracts are currently under negotiation. Revenues related to these contracts have steadily increased since the launch of the institutional business.

FIRST NINE MONTHS OF 2002 COMPARED TO FIRST NINE MONTHS OF 2001

        The pre-tax loss from the financial advisory services segment decreased by $0.1 million to $2.8 million in the first nine months of 2002 compared to the first nine months of 2001. Increased revenues from institutional client asset growth and lower operating expenses, were largely offset by overall market declines that adversely impacted net revenues from the asset management, portfolio servicing, commission and brokerage product lines.

        Net revenues decreased from $5.0 million in the first nine months of 2001 to $4.7 million in the first nine months of 2002. Net asset management and consulting fees, as well as net revenues from brokerage and commission product sales decreased from the prior period as a result of the erosion in portfolio values and the continued decline in general market conditions throughout the year. These decreases in net revenues were partially offset by an increase in institutional revenues.

        Assets under management, consulting or administration declined from $2.3 billion as of December 31, 2001 to $2.1 billion as of September 30, 2002. The decline in assets resulting from negative market conditions during 2002 was partially offset by the addition of assets from existing and new institutional clients.

        Operating expenses decreased by $0.3 million to $7.5 million in the first nine months of 2002 compared to the first nine months of 2001, primarily due to lower salary and other staff costs, and data information and computer services costs.

ASSET MANAGEMENT

        Certain information regarding the asset management segment's results of operations is as follows:

                                                       THREE MONTHS ENDED          NINE MONTHS ENDED
                                                          SEPTEMBER 30,               SEPTEMBER 30,
                                                  -------------------------------------------------------
                                                        2002          2001          2002          2001
                                                  ------------- ------------- ------------- -------------
                                                                       (In thousands)
Revenues ........................................        $1,125        $1,716        $4,259        $5,130
Operating expenses ..............................         1,079         1,128         3,686         4,028
                                                  ------------- ------------- ------------- -------------
INCOME BEFORE INCOME TAXES ......................      $     46       $   588       $   573        $1,102
                                                  ============= ============= ============= =============

THIRD QUARTER OF 2002 COMPARED TO THIRD QUARTER OF 2001

        Berkeley Capital Management ("BCM"), the Group's U.S. asset manager, generates most of this segment's revenues and expenses. BCM's revenues declined in the third quarter of 2002 compared to the third quarter of 2001 by $0.3 million to $1.1 million, and expenses remained level at $1.1 million. This decreased BCM's contribution to segment income by $0.3 million in the third quarter of 2002 compared to the third quarter of 2001.

        The decrease in BCM's revenues was primarily due to the loss of management fees from the Group's U.S. life insurance subsidiary (LPLA) and a lower fee structure paid by one of BCM's largest wrap clients, which became effective January 1, 2002. The wrap account revenues generated during the third quarter of 2002 were primarily based upon asset values at the beginning of the quarter due to the billing pattern of wrap program sponsors. Therefore, the decrease in market values during the second quarter of 2002 decreased BCM's revenues during the third quarter of 2002.

        Total wrap fee account assets under management were $818 million as of September 30, 2002, compared to $991 million as of June 30, 2002 and $934 million as of September 30, 2001. The lower wrap assets under management as of September 30, 2002 compared to June 30, 2002 resulted from the sharp stock market decline during the period in addition to a 1% net decrease in the number of wrap accounts during the quarter. The $116 million decline in total wrap fee assets under management as of September 30, 2002 compared to September 30, 2001 was due to the market decline over the period which more than offset the 5% increase in the number of wrap accounts under management compared to one year earlier.

        BCM seeks to add an additional wrap account product during the fourth quarter of 2002 with the objective of boosting BCM's assets under management and profitability in future years.

        The asset management segment did not generate portfolio management fees from LPLA during the third quarter of 2002. During the third quarter of 2001, $0.5 million in management fees were received from LPLA. The Group, including BCM, no longer manages LPLA's investment portfolio.

FIRST NINE MONTHS OF 2002 COMPARED TO FIRST NINE MONTHS OF 2001

        BCM's revenues were $4.0 million in the first nine months of 2002, a decline of $0.3 million compared to the first nine months of 2001. Expenses decreased in the first nine months of 2002 by $0.3 million to $3.7 million, primarily due to lower wholesaler commissions as a result of lower wrap sales. The lower revenues were offset by the lower expenses which maintained BCM's contribution to segment income at $0.3 million in the first nine months of 2002, compared to the first nine months of 2001.

        The decline in revenues was due to lower management fees from LPLA and to a lower fee structure paid by one of BCM's largest wrap clients which became effective January 1, 2002. This more than offset the increased revenues from new client accounts and new assets over the period. BCM was able to attract net new wrap assets in its Income Equity investment product during the first nine months of 2002. However, total wrap assets declined from $997 million as of December 31, 2001 to $818 million as of September 30, 2002 due to the market's decline and the loss of assets in its Growth Equity style. BCM's core product, Income Equity, continued to outperform the S&P 500 during the first nine months of 2002. Sales of this product could not offset the decline in the market value of the accounts during the period, although the total number of wrap fee accounts increased 2% during the first nine months of 2002.

        The asset management segment generated portfolio management fees from LPLA of $0.7 million for the first nine months of 2002, compared with $1.4 million for the first nine months of 2001 ($0.4 million and $0.6 million of these fees were recognized by BCM for the first nine months of 2002 and 2001, respectively). This decrease resulted from the reduced level of fees from LPLA for the second quarter of 2002, and for the third quarter of 2002, no fees were recognized. The Group, including BCM, no longer manages LPLA's investment portfolio.

VENTURE CAPITAL MANAGEMENT

        Certain information regarding the venture capital management segment's results of operations is as follows:

                                                                          THREE MONTHS ENDED           NINE MONTHS ENDED
                                                                             SEPTEMBER 30,               SEPTEMBER 30,
                                                                     -------------------------------------------------------
                                                                           2002          2001          2002          2001
                                                                     ------------- ------------- ------------- -------------
                                                                                          (In thousands)
REVENUES:
Management fees.....................................................  $          -     $   2,462      $  2,908    $    7,239
Net realized investment gains (losses) (1)..........................        (1,190)          444       (33,188)       37,724
Change in net unrealized investment gains and losses
  on trading securities (1).........................................        (4,162)      (79,248)       12,611      (115,787)
                                                                     ------------- ------------- ------------- -------------
Total revenues and net investment gains (losses)....................        (5,352)      (76,342)      (17,669)      (70,824)
Operating expenses..................................................           683         2,883         3,295         7,387
                                                                     ------------- ------------- ------------- -------------
INCOME (LOSS) BEFORE INCOME TAXES...................................      $ (6,035)     $(79,225)     $(20,964)     $(78,211)
                                                                     ============= ============= ============= =============

(1) Realized investment gains (losses) in the amount of $(31,368,000) and $37,269,000 were recorded during the first nine months of 2002 and 2001, respectively, by the venture capital management segment, related to intersegmental investment sales to the life insurance and annuities segment. These realized investment gains and losses were offset by corresponding increases and decreases in unrealized investment gains and losses on trading securities for the same amounts. These gains and losses have been eliminated in the Group's consolidated financial statements.


THIRD QUARTER OF 2002 COMPARED TO THIRD QUARTER OF 2001

        The pre-tax loss from the venture capital management segment decreased from $79.2 million in the third quarter of 2001 to $6.0 million in the third quarter of 2002. This loss was primarily attributable to the change in net unrealized gains and losses on the listed equity securities held in the trading portfolio. These positions in listed equity securities resulted from privately held technology companies in which the venture capital management segment had an equity interest completing initial public offerings or being acquired by publicly traded companies in stock-for-stock acquisitions.

        The change in net unrealized gains and losses in the listed equity trading portfolio during the third quarter of 2002 was a loss of $4.2 million. The trading portfolio decreased from $10.0 million as of June 30, 2002 to $5.8 million as of September 30, 2002. There were no additions to the trading portfolio during the third quarter of 2002.

        The Group's management expects significant fluctuations in net unrealized gains and losses in the listed equity trading portfolio in future periods, reflecting continued equity market volatility, especially in the technology sector.

        The venture capital management segment did not earn portfolio management fees from LPLA for the third quarter of 2002, compared to $2.5 million of fees for the third quarter of 2001. Due to the subsequent events described in the "Liquidity and Capital Resources" section below, BICC no longer manages LPLA's investment portfolio.

        Operating expenses in the third quarter of 2002 were $0.7 million, compared to $2.9 million in the third quarter of 2001. This $2.2 million decrease was primarily attributable to lower staff costs.

FIRST NINE MONTHS OF 2002 COMPARED TO FIRST NINE MONTHS OF 2001

        The pre-tax loss from the venture capital management segment decreased from $78.2 million in the first nine months of 2001 to $21.0 million in the first nine months of 2002. This loss was primarily attributable to the change in net unrealized gains and losses on the listed equity securities held in the trading portfolio, excluding the intersegmental gains and losses as noted above. These positions in listed equity securities resulted from privately held technology companies in which the venture capital management segment had an equity interest completing initial public offerings or being acquired by publicly traded companies in stock-for-stock acquisitions.

        The change in net unrealized gains and losses in the listed equity trading portfolio during the first nine months of 2002 was a gain of $12.6 million, which was more than offset by realized losses of $33.2 million, of which $31.4 million resulted from disposals of certain listed equity securities to the life insurance and annuities segment, based on their aggregate cost of $53.4 million. The trading portfolio decreased from $45.3 million as of December 31, 2001 to $5.8 million as of September 30, 2002. Additions to the trading portfolio during the first nine months of 2002 of $1.3 million resulted from the purchase of listed equity securities.

        The Group's management expects significant fluctuations in net unrealized gains and losses in the listed equity trading portfolio in future periods, reflecting continued equity market volatility, especially in the technology sector.

        The venture capital management segment earned portfolio management fees from LPLA of $2.9 million for the first nine months of 2002, compared to $7.2 million for the first nine months of 2001. The $4.3 million decrease in fees resulted from the lower value of the assets managed, the lower percentage fees recorded for the second quarter of 2002, and for the third quarter of 2002 no fees were recognized. Due to the subsequent events described in the "Liquidity and Capital Resources" section below, BICC no longer manages LPLA's investment portfolio.

        Total financings completed by BICC during the first nine months of 2002 were $27.2 million, compared to $51.1 million during the first nine months of 2001. There were no financings made in new companies during the first nine months of 2002, but follow-on investments were added in selected portfolio companies where, in some cases, larger ownership stakes could be taken in promising companies at attractive prices. This decreased level of activity in venture capital placements reflected a general trend in the industry as a whole during the first nine months of 2002, as many venture capitalists curtailed their investments in view of the difficulties experienced by the market and the technology sector in particular.

        Operating expenses in the first nine months of 2002 were $3.3 million, compared to $7.4 million in the first nine months of 2001. This $4.1 million decrease was primarily attributable to lower staff costs.

CORPORATE AND OTHER

THIRD QUARTER OF 2002 COMPARED TO THIRD QUARTER OF 2001

        Corporate expenses increased by $0.2 million to $1.5 million in the third quarter of 2002, as compared to $1.3 million in the third quarter of 2001, primarily due to an increase in professional fees and bank line fees which were partially offset by lower staff costs and directors costs.

         Interest income earned by the Group (excluding the life insurance and annuities segment) decreased by $0.5 million to $0.1 million in the third quarter of 2002 as compared with the third quarter of 2001, primarily due to the decrease in average cash and cash equivalents held by the Group. Interest expense incurred by the Group (excluding the life insurance and annuities segment) decreased by $0.2 million to $0.2 million in the third quarter of 2002 as compared with the third quarter of 2001, primarily due to the partial repayment of the bank loan and the lower interest rate environment. A discussion of the Group's sources and uses of cash is discussed in the "Liquidity and Capital Resources" section below.

FIRST NINE MONTHS OF 2002 COMPARED TO FIRST NINE MONTHS OF 2001

        Corporate expenses increased by $0.5 million to $5.0 million in the first nine months of 2002, as compared to $4.5 million in the first nine months of 2001, primarily due to an increase in professional fees, corporate insurance premiums, bank line fees, bank charges and pension costs which were partially offset by lower staff costs and directors costs. Compensation expense of $0.5 million in the first nine months of 2001, relating to the grant of employee share options at an exercise price below fair market value on the date of the grant, was not repeated in 2002.

         Interest income earned by the Group (excluding the life insurance and annuities segment) decreased by $1.2 million to $0.5 million in the first nine months of 2002 as compared with the first nine months of 2001, primarily due to the decrease in average cash and cash equivalents held by the Group. Interest expense incurred by the Group (excluding the life insurance and annuities segment) decreased by $1.0 million to $0.8 million in the first nine months of 2002 as compared with the first nine months of 2001, primarily due to the partial repayment of the bank loan and the lower interest rate environment. A discussion of the Group's sources and uses of cash is discussed in the "Liquidity and Capital Resources" section below.

CONSOLIDATED INCOME (LOSS) FROM CONTINUING OPERATIONS BEFORE INCOME TAXES

THIRD QUARTER OF 2002 COMPARED TO THIRD QUARTER OF 2001

        The consolidated loss from continuing operations before income taxes decreased from $108.4 million in the third quarter of 2001 to a loss of $11.8 million in the third quarter of 2002, primarily due to lower net unrealized investment losses.

        Consolidated income (losses) before income taxes for the remainder of 2002 and future years may be volatile due to the Group's holdings of listed equity securities primarily in the technology sector, which are marked to market with changes in their market value recognized in the income statement for each period. Other-than-temporary impairments of the Group's private equity securities, primarily in the technology sector, could also affect consolidated income before income taxes in future periods. For more information on the possible effects of volatility in the prices of equity securities, see Item 3 "Quantitative and Qualitative Disclosures About Market Risk" below.

        SEE DISCUSSION OF EVENTS RELATING TO LPLA AND LPAL IN THE "LIQUIDITY AND CAPITAL RESOURCES" SECTION BELOW.

FIRST NINE MONTHS OF 2002 COMPARED TO FIRST NINE MONTHS OF 2001

        The consolidated loss from continuing operations before income taxes decreased from $230.1 million in the first nine months of 2001 to $43.7 million in the first nine months of 2002, primarily due to lower net unrealized investment losses.

        Consolidated income (losses) before income taxes for the remainder of 2002 and future years may be volatile due to the Group's holdings of listed equity securities primarily in the technology sector, which are marked to market with changes in their market value recognized in the income statement for each period. Other-than-temporary impairments of the Group's private equity securities, primarily in the technology sector, could also affect consolidated income before income taxes in future periods. For more information on the possible effects of volatility in the prices of equity securities, see Item 3 "Quantitative and Qualitative Disclosures About Market Risk" below.

        SEE DISCUSSION OF EVENTS RELATING TO LPLA AND LPAL IN THE "LIQUIDITY AND CAPITAL RESOURCES" SECTION BELOW.

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

THIRD QUARTER OF 2002 COMPARED TO THIRD QUARTER OF 2001 - CONTINUING OPERATIONS

        The effective tax credit rate, as a percentage of the loss from continuing operations before income taxes of $11.8 million, for the third quarter of 2002 was 2%. This very low effective tax credit rate was primarily attributable to losses of $10.0 million contributed by the Jersey and Guernsey operations during the quarter, which consisted primarily of realized and unrealized investment losses for which no tax benefits will be realized. In addition, the deferred tax asset valuation allowance was increased during the quarter by $2.1 million, primarily in LPA. The increased allowance was considered necessary by LPA due to its high level of operating loss carryovers as of September 30, 2002, raising doubt about the company's ability to utilize these loss carryovers. During the third quarter of 2002, over-accruals of Jersey taxes for 2001 and the first half of 2002 of $0.7 million and $1.0 million, respectively, were reversed.

        The effective tax credit rate, as a percentage of the loss from continuing operations before income taxes of $108.4 million, for the third quarter of 2001 was 1%. This very low effective tax credit rate was primarily attributable to losses of $108.5 million contributed by the Jersey and Guernsey operations during the quarter, which primarily consisted of unrealized investment losses for which no tax benefits will be realized.

FIRST NINE MONTHS OF 2002 COMPARED TO FIRST NINE MONTHS OF 2001 - CONTINUING OPERATIONS

        Although the loss from continuing operations before income taxes was $43.7 million for the first nine months of 2002, an income tax expense of $2.5 million resulted for the quarter. This was largely attributable to losses of $40.3 million contributed by the Jersey and Guernsey operations during the period, which primarily consisted of realized and unrealized investment losses for which no tax benefits will be realized. In addition, deferred tax asset valuation allowances of $4.0 million were established in the U.S. subsidiaries during the period. These allowances were considered necessary due to the high level of operating loss carryovers in the two U.S. tax groups, raising doubt about their ability to utilize these carryovers.

        The effective tax credit rate, as a percentage of the loss from continuing operations before income taxes of $230.1 million, for the first nine months of 2001 was 0.2%. This very low effective tax credit rate was primarily attributable to losses of $231.1 million contributed by the Jersey and Guernsey operations during the period, which primarily consisted of unrealized investment losses for which no tax benefits will be realized.

DISCONTINUED OPERATIONS

THIRD QUARTER OF 2002 COMPARED TO THIRD QUARTER OF 2001

        LPLA, the Group's U.S. insurance company, was placed under regulatory control and rehabilitation on August 6, 2002, resulting in the Group losing control of LPLA. Following this event, during the third quarter of 2002, the Group deconsolidated LPLA, wrote-off $15.6 million of doubtful receivables from LPLA and $12.3 million of net assets of LPLA, and recognized $10.6 million in its income statement for LPLA's net unrealized losses on available-for-sale securities, net of deferred policy acquisition cost amortization adjustments and deferred income taxes. In the third quarter of 2001, LPLA had an after-tax loss from operations of $37.1 million.

FIRST NINE MONTHS OF 2002 COMPARED TO FIRST NINE MONTHS OF 2001

        In the first nine months of 2002, the Group recorded an after-tax loss from operations of LPLA of $104.8 million, compared to an after-tax loss from operations of LPLA of $65.5 million in the first nine months of 2001. As discussed above, the Group recorded impairment losses totaling $27.9 million related to LPLA in the third quarter of 2002, and recognized $10.6 million in its income statement for LPLA's net unrealized losses on available-for-sale securities, net of deferred policy acquisition cost amortization adjustments and deferred income taxes. For further information see Note 3. "Discontinued Operations" to the consolidated financial statements in Part I, Item 1.

LIQUIDITY AND CAPITAL RESOURCES

        Cash and cash equivalents of the Group decreased during the first nine months of 2002 by $43.2 million to $18.1 million. This decrease resulted from $130.3 million of cash used in financing activities during the period, offset by $3.9 million and $83.1 million provided by operating and investing activities during the period, respectively. The majority of cash from investing activities, and used in financing activities, related to investment and insurance policyholder transactions within the life insurance and annuities segment. In addition, the Group used $27.0 million of cash to pay down bank borrowings during the period. As of September 30, 2002, cash and cash equivalents of the Group, excluding the life insurance and annuities segment, amounted to $15.0 million, a decrease of $43.3 million from December 31, 2001. The Group, excluding the life insurance and annuities segment, also held $5.8 million of marketable equity securities as of September 30, 2002, compared to $45.3 million as of December 31, 2001.

        As of September 30, 2002, the Group held $0.2 million in private corporate debt securities and $12.0 million in private corporate equity securities, compared to $0.8 million and $15.3 million, respectively, as of December 31, 2001. Except for the $0.2 million of debt securities, these private securities were held as of September 30, 2002, in the investment portfolio of the Group's insurance subsidiary, LPAL. No public price information is available for these securities. Debt securities that are classified as held-to-maturity are valued at amortized cost, unless these securities become other-than-temporarily impaired, and all other debt and equity securities are classified as available-for-sale and valued at estimated fair value based on appropriate valuation methodologies. For a discussion of the Group's accounting policies with respect to the determination of fair values of investments and other-than-temporary impairments, see the section entitled "Critical Accounting Policies" above in this Item 2. Debt securities represent loans to companies that are diversified by industry, geography and financial structure. The private equity securities are primarily convertible preferred stock holdings in technology companies. Financial information on the issuers of these debt and equity securities is received and reviewed periodically by the Group's management. In addition, the Group's management maintains contact with the management of these issuers through ongoing dialogue to examine the issuers' future plans and prospects.

         The Group's investment portfolio includes three private equity investments in technology companies with an aggregate fair value of $10.7 million as of September 30, 2002. The $4.5 million decrease in the private equity technology portfolio from December 31, 2001 resulted from a decline in value of $4.5 million on one security which the Group's management believes will be temporary.

        Shareholders' equity decreased during the first nine months of 2002 by $188.7 million from $221.7 million to $33.0 million, primarily due to a net loss for the period of $189.6 million, dividends paid to shareholders of $2.0 million, and a decrease in net unrealized losses on available-for-sale securities of $3.3 million. As of September 30, 2002, $63.6 million of the Company's Ordinary Shares, at cost, held by the employee benefit trusts were netted against shareholders' equity.

        As of September 30, 2002, the Group had $23.0 million outstanding under its bank facility with Bank of Scotland, including $10.7 million in the form of letters of credit and guarantees in connection with certain former investee companies. The $12.3 million of direct bank borrowings were used for general corporate purposes.

        During the first nine months of 2002, the outstanding letters of credit and guarantees relating to the former investee companies were reduced by $2.0 million, and the amounts actually drawn on the bank facility were decreased by a net $24.6 million. The aggregate facility cap was also reduced, by agreement with Bank of Scotland in May 2002, from $50.0 million to $45.0 million, and in August 2002, from $45.0 million to $23.0 million.

        The Group's consolidated results for the quarter ended March 31, 2002 resulted in a breach of the net worth and operating profit/interest charge financial covenants under its bank facility. In response, Bank of Scotland retained outside advisors to evaluate the bank's collateral position and the Group's future prospects. Following completion of the first phase of that evaluation, the bank agreed to waive the covenant breaches on the condition that the Group make a cash payment of $22.0 million in permanent reduction of the bank facility, that the Group provide the bank with a security interest over certain of its marketable equity securities (which securities had an aggregate market value of $5.8 million as of September 30, 2002 and $10.6 million as of November 13, 2002), and that no shareholder dividends are declared without the prior consent of the bank. These conditions were met. As of August 12, 2002, the Group had $23.0 million outstanding under the bank facility, including $10.7 million in the form of letters of credit and guarantees provided on behalf of certain former investee companies.

           The Group's consolidated results for the quarters ended June 30, 2002 and September 30, 2002 have resulted in breaches of the net worth, operating profit/interest charge and intangible asset ratio financial covenants under its bank facility. Subsequent to September 30, 2002, the Company and the Bank of Scotland have agreed to the terms and conditions of a new credit facility which replaces the current credit facility, subject to the bank's final due diligence, documentation and the satisfaction of certain conditions. The new facility provides up to $23.0 million, with an interest rate of 3.5% above the LIBOR rate on borrowings up to $10.0 million and 4.5% above the LIBOR rate on borrowings between $10.0 million and $23.0 million. The facility limit decreases at the end of each quarter, such that the facility is repaid in full no later than December 31, 2003; however, the bank has agreed to consider an extension of the final facility expiration date in light of the overall circumstances prevailing at the time of any such request by the Company. In addition to providing the bank with security interest over certain of the Group's listed equity securities as mentioned above, the Company will be required to give the bank other guarantees, pledges and security interests over certain other Group assets. The Company has agreed to pay the bank a one-time restructuring fee of (pound)180,000, monthly management fees of (pound)10,000 and quarterly facility fees which begin at 0.5% per annum and increase each quarter until they reach 2.5% per annum in the third quarter of 2003 based on the average loan amount outstanding during the quarter. The Company has also agreed to grant to the bank warrants to subscribe for 3% of the Ordinary Shares of the Company. New financial covenants will be set under this reducing credit facility with testing to take place as of the end of each quarter. There is no assurance that a definitive agreement will be signed. Consequently, the existing facility remains in default and is repayable upon demand.

        If the bank demanded immediate full repayment of the existing facility, the Group's management believes that it is unlikely that the former investee companies would currently have the ability to repay their borrowings totaling $10.7 million, and thus the Group would be obligated to pay this amount on their behalf. As of September 30, 2002, the Group excluding LPAL had $20.9 million of cash and liquid securities. (The market value of the Group's listed securities discussed above increased from $5.8 million as of September 30, 2002 to $10.6 million as of November 13, 2002.) Immediate repayment of the full $23.0 million by the Group would create serious liquidity issues for the Group. As a result, the Group has restructured its operations and reduced expenses in order to retire its outstanding bank debt over time. The Group intends to use a combination of cash and the proceeds from listed equity security sales or other asset disposals in order to meet the pay down schedule under the new bank facility described above. The Group's management believes that the balances of cash, marketable securities, proceeds from certain asset disposals or available borrowings under the new bank facility will be sufficient to satisfy the Group's obligations during the next twelve months.

        As disclosed in the Company's quarterly report on Form 10-Q for the quarter ended March 31, 2002, which was filed with the SEC on May 17, 2002, the statutory capital and surplus of the Group's primary insurance company, LPLA, decreased to a level which resulted in LPLA's risk based capital ("RBC") ratio falling to the "company action level." The Group pursued various corrective measures designed to raise LPLA's RBC position above the "company action level," including a sale of LPLA, reinsurance of all or a portion of LPLA's existing block of business, and an exchange by LPLA of its private equity and debt portfolio for an equity-linked note. On July 2, 2002, the Group announced that further declines in the value of LPLA's investment portfolio due to persistent negative events in the bond and equity markets continued to erode significantly the statutory capital of LPLA and that, to date, the Group had been unsuccessful in concluding a transaction to enhance the capital of LPLA. As a consequence, LPLA discontinued the issuance of new policies. Though the statutory capital of the Group's Jersey, Channel Islands insurance subsidiary, LPAL, had not been affected to the same extent as the statutory capital of LPLA, LPAL also discontinued writing new policies effective as of July 2, 2002. The decision to discontinue writing new policies through LPAL was made to avoid the increased capital requirement created by additional policyholder liabilities.

        As a result of LPLA informing the North Carolina Department of Insurance ("NCDOI") that further deterioration in LPLA's capital and surplus caused by declines in the fair values of its investments would reduce LPLA's RBC ratio to the "authorized control level," the NCDOI placed LPLA under administrative supervision on July 3, 2002.

        As the Group's further efforts to conclude a transaction to sell LPLA or to enhance its capital were unsuccessful, and as the RBC ratio of LPLA as of June 30, 2002, as subsequently determined, fell below the "authorized control level," on August 6, 2002, on petition of the Commissioner with the consent of LPLA and unanimous approval of its board of directors, the Superior Court of Wake County in the State of North Carolina ordered the Commissioner to take possession and control of all of the property, books and accounts, documents and other records of LPLA. LPLA and its officers, directors, agents, employees and all other persons were enjoined from disposing of LPLA's property and from transacting LPLA's business except with the consent of the Commissioner. The Court appointed the Commissioner as Rehabilitator of LPLA. Based on this court order, the Company no longer exercises control over LPLA.

        Due to the loss of control of LPLA, a loss for the impairment of the Group's investment in LPLA in the amount of $27.9 million has been recorded in the Group's consolidated financial statements during the third quarter of 2002. This amount consists of the $12.3 million in LPLA's net equity as of June 30, 2002 as determined under U.S. GAAP and $15.6 million of the Group's receivables from LPLA which may be uncollectible. In addition, LPLA's net unrealized losses of $10.6 million as of June 30, 2002 on available-for-sale securities, net of deferred policy acquisition cost amortization adjustments and deferred income taxes, were recognized in the Group's consolidated income statement in the third quarter of 2002.

        During 2001, LPLA paid investment management fees to the Group's asset management and venture capital management segments totaling $11.9 million. The investment management agreement between LPLA and the Group and related fees had been approved by the NCDOI. Due to the loss of control of LPLA, the Group no longer manages LPLA's portfolio of public corporate bonds and private equity and debt investments and no longer receives investment management fees for these services.

        In the course of the administration of LPLA in rehabilitation, the NCDOI has recently requested information concerning the history of a limited number of investments in securities of portfolio companies. These portfolio investments have been associated with LPLA for more than seven years, and involve intercompany transfers. The history of their investment performance and ownership is complex. The Company is complying with these requests. The Company is not able at this time to predict what conclusions the NCDOI will reach after evaluation of this information.

        As discussed above, on July 2, 2002, the Group announced that LPAL discontinued issuing new policies. Subsequent to this announcement and other announcements relating to the Group and LPLA, LPAL policy surrenders substantially increased. Approximately 71% of LPAL's policyholder liabilities as of June 30, 2002 have been redeemed as of September 30, 2002.

        Private equity investments in three technology companies held by LPAL as of September 30, 2002 totaled $10.7 million. The determination of fair values for private equity securities and the evaluations for other than-temporary impairments require the application of significant judgment. It is possible that the impairment factors evaluated by management and fair values could change in subsequent periods. Declines in the value of LPAL's private equity portfolio could have a significant impact on LPAL's statutory capital level. Prior to September 30, 2002, LPAL identified three private securities, having an aggregate unrealized loss of $6.4 million, that could become other-than-temporary impairments in future reporting periods. Declines in the market value of LPAL's listed equity securities, which totaled $7.4 million as of September 30, 2002, could also have a significant impact on LPAL's statutory capital level. In the future, if LPAL's statutory capital falls below the minimum solvency level required by the Jersey insurance regulators, the Group may be required to inject additional capital into LPAL. A capital injection would be limited to the extent any shortfall arises from a decline in the value of LPAL's private equity securities that are required to support minimum solvency. As of September 30, 2002, approximately $3.6 million of the private equity holdings were required to support the minimum solvency requirement. The required level of private equity holdings has fallen significantly since September 30, 2002 due to the decline in the level of assets and liabilities on LPAL's balance sheet. As of November 11, 2002, none of the private equity holdings were required to support the minimum solvency requirement.

        Given the liquidity issues facing the Group as discussed above and in view of the agreement with Bank of Scotland regarding their approval of dividends, the Company's Board of Directors suspended the 2002 interim dividend to shareholders and ADR holders.

        As of September 30, 2002, the Group had no material commitments outstanding for capital expenditures or additional funding for private equity portfolio companies.


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

        For LPAL's business, the amount of policyholder liabilities is unaffected by changes in interest rates. To determine the sensitivity of asset values to changes in interest rates, calculations were carried out to estimate the effect of a change in market interest rates of 100 basis points. These calculations showed that an increase in market interest rates of 100 basis points would decrease the value of assets at risk by $0.5 million, and a decrease in market interest rates of 100 basis points would increase the value of assets by a similar amount.

EQUITY PRICE RISK

        The Group is exposed to equity price risk on the listed equity securities held entirely in its trading portfolio. Changes in the level or volatility of equity prices affect the value of the listed equity securities.

These changes in turn directly affect the Group's net income because the Group's holdings of listed equity securities are marked to market, with changes in their market value recognized in the income statement for the period in which the changes occur. These listed equity securities are primarily in companies in the high technology industry sector, many of which are small capitalization stocks.

        If the fair value of the Group's listed equity portfolio, as of September 30, 2002 and December 31, 2001, which totaled $13.2 million and $67.6 million, respectively, had abruptly increased or decreased by 50%, the fair value of the listed equity portfolio would have increased or decreased by $6.6 million and $33.8 million, respectively.

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

        As of September 30, 2002, the Group held $12.0 million in private corporate equity securities primarily in technology companies for which liquid markets do not exist. Private equity prices do not fluctuate directly with public equity markets, but significant market movements may trigger a review for other-than-temporary adjustment of the carrying values of the Group's private equity securities. For example, see the discussion under "Liquidity and Capital Resources" for a description of such reductions in the carrying value of certain of the Group's private equity securities during the first nine months of 2002, and of such reductions that may need to be considered for future reporting periods. The risks inherent in these private equity investments relate primarily to the viability of the investee companies. These risks are managed in various ways. Extensive due diligence procedures are performed prior to making an investment, and regular reviews of the progress of the investee companies are carried out.


ITEM 4.   CONTROLS AND PROCEDURES

        The Company maintains disclosure controls and procedures that are designed to ensure that information required to be disclosed in the Company's filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, including the principal executive officer and the principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

        Within 90 days prior to the filing date of this quarterly report on Form 10-Q, the Company has carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's principal executive officer and the Company's principal financial officer, of the effectiveness of the design and operation of the Company's disclosure and procedures. Based on such evaluation, the Company's principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective.

        There have been no significant changes in the Company's internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this quarterly report on Form 10-Q.

                           PART II - OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS

        On August 6, 2002, on petition of the Commissioner with the consent of LPLA and unanimous approval of its board of directors, the Superior Court of Wake County in the State of North Carolina ordered the Commissioner to take possession and control of all of the property, books and accounts, documents and other records of LPLA. LPLA and its officers, directors, agents, employees and all other persons were enjoined from disposing of LPLA's property and from transacting LPLA's business except with the consent of the Commissioner. The Court appointed the Commissioner as rehabilitator of LPLA. Based on the court order, the Company no longer exercises control over LPLA.

        For further discussion, see the "Liquidity and Capital Resources"
section in Item 2 of Part I.


ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS

        As a condition for the receipt of the waiver of the covenant breaches relating to the Group's bank facility, received from Bank of Scotland for both the periods ended December 31, 2001 and March 31, 2002, the Company agreed that no dividends shall be declared without the prior consent of the Bank of Scotland.


ITEM 3.   DEFAULTS UPON SENIOR SECURITIES

        Under the Group's $23.0 million bank facility with the Bank of Scotland, $12.3 million was outstanding as of September 30, 2002. In addition, the remaining $10.7 million under the facility was utilized in the form of letters of credit and guarantees provided on behalf of certain former investee companies. The Group has committed to provide the bank with a security interest over certain of the Group's listed equity securities (which securities had an aggregate market value of $5.8 million as of September 30, 2002, and $10.6 million as of November 13, 2002).

           The Group's consolidated results for the quarters ended June 30, 2002 and September 30, 2002 have resulted in breaches of the net worth, operating profit/interest charge and intangible asset ratio financial covenants under its bank facility. Subsequent to September 30, 2002, the Company and the Bank of Scotland have agreed to the terms and conditions of a new credit facility which replaces the current credit facility, subject to the bank's final due diligence, documentation and the satisfaction of certain conditions. The new facility provides up to $23.0 million, with an interest rate of 3.5% above the LIBOR rate on borrowings up to $10.0 million and 4.5% above the LIBOR rate on borrowings between $10.0 million and $23.0 million. The facility limit decreases at the end of each quarter, such that the facility is repaid in full no later than December 31, 2003; however, the bank has agreed to consider an extension of the final facility expiration date in light of the overall circumstances prevailing at the time of any such request by the Company. In addition to providing the bank with security interest over certain of the Group's listed equity securities as mentioned above, the Company will be required to give the bank other guarantees, pledges and security interests over certain other Group assets. The Company has agreed to pay the bank a one-time restructuring fee of (pound)180,000, monthly management fees of (pound)10,000 and quarterly facility fees which begin at 0.5% per annum and increase each quarter until they reach 2.5% per annum in the third quarter of 2003 based on the average loan amount outstanding during the quarter. The Company has also agreed to grant to the bank warrants to subscribe for 3% of the Ordinary Shares of the Company. New financial covenants will be set under this reducing credit facility with testing to take place as of the end of each quarter. There is no assurance that a definitive agreement will be signed. Consequently, the existing facility remains in default and is repayable upon demand.

        If the bank demanded immediate full repayment of the existing facility, the Group's management believes that it is unlikely that the former investee companies would currently have the ability to repay their borrowings totaling $10.7 million, and thus the Group would be obligated to pay this amount on their behalf. As of September 30, 2002, the Group excluding LPAL had $20.9 million of cash and liquid securities. (The market value of the Group's listed securities discussed above increased from $5.8 million as of September 30, 2002 to $10.6 million as of November 13, 2002.) Immediate repayment of the full $23.0 million by the Group would create serious liquidity issues for the Group. As a result, the Group has restructured its operations and reduced expenses in order to retire its outstanding bank debt over time. The Group intends to use a combination of cash and the proceeds from listed equity security sales or other asset disposals in order to meet the pay down schedule under the new bank facility described above.


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

Effective November 14, 2002, Harold E. Hughes, Jr., an existing member of the Company's Audit Committee (the "Committee"), was appointed chairman of the Committee, The Viscount Trenchard was appointed to the Committee, and Gary L. Wilcox retired as a member and the chairman of the Committee.


ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

(A)   EXHIBITS

      The following exhibits are filed herewith:

EXHIBIT
NUMBER            TITLE
-------           ------

99.1 Certification by the Company's Executive Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification by the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.


(B)   REPORTS ON FORM 8-K

        The Company filed three Current Reports on Form 8-K during the third quarter of 2002 as follows:

        The report filed on July 3, 2002 contained information announcing that LPLA had received notice on July 3, 2002 that it had been placed under administrative supervision by the North Carolina Department of Insurance.

        The report filed on July 31, 2002 contained information announcing the appointment of BDO International and BDO Seidman, LLP as auditors for the Registrant and its subsidiaries with effect from July 31, 2002.

        The report filed on August 6, 2002 contained information announcing that LPLA had been placed in rehabilitation by the Superior Court of Wake County, North Carolina on August 6, 2002, with the consent of LPLA and unanimous approval of its board of directors.

                                   SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                             LONDON PACIFIC GROUP LIMITED
                             (Registrant)

Date: November 14, 2002      By: /s/  Ian K. Whitehead
                                 ----------------------------------------------
                                 IAN K. WHITEHEAD
                                 CHIEF FINANCIAL OFFICER

                                 (Principal Financial and Accounting Officer and Duly Authorized Officer of the Registrant)

                                  CERTIFICATION


I, Arthur I. Trueger, certify that:

      (1) I have reviewed this quarterly report on Form 10-Q of London Pacific Group Limited;

      (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      (3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic report is being prepared;

           (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

           (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

           (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


      (6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                By: /s/  Arthur I. Trueger
                                           ---------------------------------
                                           ARTHUR I. TRUEGER
                                           EXECUTIVE CHAIRMAN

                                           (PRINCIPAL EXECUTIVE OFFICER)

                                  CERTIFICATION


I, Ian K. Whitehead, certify that:

      (1) I have reviewed this quarterly report on Form 10-Q of London Pacific Group Limited;

      (2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

      (3) Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

      (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

           (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which the periodic report is being prepared;

           (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report ("Evaluation Date"); and

           (c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

      (5) The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent function):

           (a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

           (b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

      (6) The registrant's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 14, 2002                       By: /s/  Ian K. Whitehead
                                                  -----------------------------
                                                  IAN K. WHITEHEAD
                                                  CHIEF FINANCIAL OFFICER

                                                  (PRINCIPAL FINANCIAL OFFICER)