Form 10-K
period 2002-12-31
LONDON PACIFIC GROUP LTD
filed 2003-03-19
CIK 891377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ____________________

                                    FORM 10-K
(Mark One)
   [x]        ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2002

                                       OR

   [ ]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to _______

                         Commission file number 0-21874

                          London Pacific Group Limited
             (Exact name of registrant as specified in its charter)
                             ______________________


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


        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:

                                                     Name of each exchange on
               Title of each class                         which registered
American Depositary Shares, each representing    Over-the-Counter Bulletin Board
 ten Ordinary Shares of $0.05 par value per share

Ordinary Shares of $0.05 par value per share    Over-the-Counter Bulletin Board*


*Not for trading, but only in connection with the registration of American Depositary Shares, pursuant to the requirements of the Securities and Exchange Commission.

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ |X|] No [ ]

       Indicate by check mark if  disclosure of  delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ |X| ]

       Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [ |X|].

       The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the Ordinary Shares on June 28, 2002 as reported on the London Stock Exchange (using an exchange rate of (pound)1.00 = $1.52) was $11,376,945. Ordinary Shares held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Ordinary Shares have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination is not necessarily conclusive that these persons are affiliates of the registrant.

       As of February 28, 2003, the registrant had outstanding 64,439,073 Ordinary Shares, $0.05 par value per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

       The registrant's definitive proxy statement for its Annual General Meeting of Shareholders to be held on June 12, 2003, is incorporated by reference in Part III of this Form 10-K.

                                TABLE OF CONTENTS



                                   PART I                                   Page

Item 1.    Business ........................................................  1
Item 2.    Properties ...................................................... 10
Item 3.    Legal Proceedings ............................................... 10
Item 4.    Submission of Matters to a Vote of Security Holders ............. 10


                                     PART II

Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters .........................................   10
Item 6.    Selected Financial Data .......................................   15
Item 7.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations .........................   16
Item 7A.   Quantitative and Qualitative Disclosures about Market Risk ....   34
Item 8.    Financial Statements and Supplementary Data ...................   36
Item 9.    Changes in and Disagreements with Accountants on
             Accounting and Financial Disclosure .........................   85


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant ............   85
Item 11.   Executive Compensation ........................................   85
Item 12.   Security Ownership of Certain Beneficial Owners
             and Management ..............................................   85
Item 13.   Certain Relationships and Related Transactions ................   86


                                     PART IV

Item 14.   Controls and Procedures .......................................   87
Item 15.   Exhibits, Financial Statement Schedules and
           Reports on Form 8-K ...........................................   87

Financial Statement Schedules ............................................   91
Signatures ...............................................................   97
Certifications ...........................................................   98
Exhibit Index .................................. .........................  100

       As used herein, the terms "registrant," "Company," "we," "us" and "our" refer to London Pacific Group Limited. Except as the context otherwise requires, the term "Group" refers collectively to the registrant and its subsidiaries.

Forward-Looking Statements and Factors That May Affect Future Results

       Statements contained in this Annual Report on Form 10-K that are not historical facts, including, but not limited to, statements found in Item 1 "Business," Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A "Quantitative and Qualitative Disclosures About Market Risk," are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management's current beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "goals," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Future outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future developments or otherwise.


                                     PART I

Item 1.    BUSINESS

OVERVIEW

       We are based in Jersey, Channel Islands, and are a diversified international financial services company. Our operating subsidiaries gather assets through distribution networks, primarily in the U.S. Assets under the Group's management, consulting or administration as of December 31, 2002 totaled approximately $3.2 billion.

       We evolved from a financial consulting business, The Berkeley Consulting Group, formed in 1977. That business focused on financial consulting services and venture capital finance for U.S. high technology companies from non-U.S. institutional financing sources. The Company (originally named Berkeley Technology Limited) was incorporated in 1985 in Jersey, Channel Islands. We obtained a listing on the London Stock Exchange in that same year and our Ordinary Shares currently trade under the symbol LPG. Since 1985, we grew with the establishment of life insurance and annuity businesses in both the U.S. and Jersey, and through acquisitions in the financial advisory services and asset management areas. In 2002, we lost management control of the U.S. life insurance business due to the dilution in the level of the life insurance company's capital arising from bond and equity losses in poor market conditions.

       American Depositary Receipts ("ADRs") representing our Ordinary Shares began trading in the U.S. market in 1992. The Company obtained a listing on The Nasdaq Stock MarketSM in 1993 and in November 1999 migrated to the New York Stock Exchange ("NYSE") where its ADRs were traded under the symbol LDP. During 2002, the Company's ADR price fell below the minimum required by the NYSE; consequently, the ADRs were withdrawn from listing and registration on the NYSE. The Company's shares currently trade on the Over-the-Counter ("OTC") Bulletin Board under the symbol LDPGY.PK.

       During the first quarter of 2000, we completed a four-for-one split of our ADRs. Effective from the close of business on March 23, 2000, each American Depositary Share ("ADS"), represented by an ADR, equaled one Ordinary Share. During the second quarter of 2002, we completed a one-for-ten reverse split of our ADRs. Effective from the opening of business on June 24, 2002, each ADS represents ten Ordinary Shares.

       We currently have offices in Jersey (Channel Islands) and California.

BUSINESS SEGMENTS

       We have four business segments that we operate through our subsidiaries: life insurance and annuities, financial advisory services, asset management and venture capital management. The Group's principal operating subsidiaries, by business segment and location, are set forth below:

           Principal Subsidiaries                     Business Segment                       Location
-------------------------------------------      ----------------------------       --------------------------
London Pacific Assurance Limited                 Life insurance and annuities       Jersey, Channel Islands
London Pacific Advisors                          Financial advisory services        Sacramento
Berkeley Capital Management                      Asset management                   San Francisco
Berkeley International Capital Corporation       Venture capital management         San Francisco
Berkeley International Capital Limited           Venture capital management         Guernsey, Channel Islands



       On March 10, 2003, we announced that a definitive agreement had been signed to sell substantially all of the business and operations of Berkeley Capital Management ("BCM") to a company majority-owned by funds under the management of Putnam Lovell NBF Private Equity.

       See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations by Business Segment" and Note 22 to the Consolidated Financial Statements in Item 8 of this Form 10-K for a summary of the Group's financial information by business segment and geographical location.

Life Insurance and Annuities

       Our U.S. life insurance company, London Pacific Life & Annuity Company ("LPLA"), was established in 1989 and provided tax advantaged annuity products. By the end of 2001, LPLA grew to approximately $2.3 billion in assets; however, during 2002, the life insurance and annuities segment suffered from the adverse conditions in the bond and equity markets. On July 2, 2002, we announced that further declines in the value of LPLA's investment portfolio, due to persistent negative events in the equity and bond markets, continued to erode significantly the statutory capital of LPLA and that we had been unsuccessful in concluding a transaction to enhance the capital of LPLA. Subsequently, LPLA was placed under regulatory control and rehabilitation based on LPLA's statutory capital and surplus as of June 30, 2002. On August 6, 2002, on petition of the Commissioner of Insurance of the State of North Carolina (the "Commissioner") with the consent of LPLA and unanimous approval of its board of directors, the Superior Court of Wake County in the State of North Carolina ordered the Commissioner to take possession and control of all of the property, books and accounts, documents and other records of LPLA. Based on this court order, we no longer exercise control over LPLA. As a result of this event, we deconsolidated LPLA and recorded a charge to earnings in 2002 of approximately $38.5 million for losses resulting from the disposition of LPLA.

London Pacific Assurance Limited

       Formed in 1999, our Jersey, Channel Islands insurance subsidiary, London Pacific Assurance Limited ("LPAL"), has principally been engaged in marketing and servicing investment oriented insurance products. LPAL sold Sterling, U.S. dollar and Euro guaranteed return bonds in its home market of Jersey, Channel Islands, and in the UK, Guernsey, Isle of Man and other permitted jurisdictions. The products guarantee both capital and yield for the duration of the investment period, which are typically three or five years. From LPAL's start of operations in the first quarter of 2000 through the end of 2002, LPAL generated premiums totaling $135.0 million. LPAL generated sales directly to the public and through financial intermediaries in the Channel Islands, U.K., Isle of Man and other international locations.

       On July 2, 2002, we announced that LPAL would discontinue writing new policies immediately. The decision to discontinue the issuance of policies was made to avoid the increased capital requirements created by additional policyholder liabilities. Subsequent to this announcement and other announcements relating to the Group and LPLA, LPAL policy surrenders increased substantially. The number of policyholders fell from

2,603 at June 30, 2002 to 925 at December 31, 2002. The primary financial impact of the high level of surrenders has been the reduction in the level of capital required to support the policyholder liabilities.

       LPAL has over 200 sales agreements in place with financial intermediaries, giving the company access to over 9,000 independent financial advisers ("IFAs"). However, if LPAL's management decides to sell policies in the future, it is not clear how many IFAs in the network will sell LPAL policies again due to the negative announcements regarding LPLA in the U.S. Inevitably, the high level of surrenders and the discontinuation of policy issuances will also have a negative impact on this segment. Policy administration continues to be handled for a fee by LPLA in Raleigh, North Carolina.

Investment Portfolio

       In turbulent market conditions, LPAL's portfolio strategy has sought to match the level of policyholder liabilities with corporate bonds and cash. At
December 31, 2002, policyholder liabilities amounted to $35.4 million and the market value of LPAL's corporate bonds, cash, accrued interest and amounts due from brokers amounted to $35.4 million. In addition, LPAL's portfolio included listed equities valued at $8.9 million and private equities valued at $7.2 million at December 31, 2002.

       See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Life Insurance and Annuities" for additional information on LPAL's investment portfolio and its effect on the profitability of the insurance segment.

Competition

       LPAL operates in a highly competitive environment. The industry consists of a large number of companies, many of which have greater financial resources, more diversified product lines and larger staffs than those of LPAL. An expanding number of other financial services companies also market insurance products or offer competing products. Competition is based on a number of factors, including product pricing, service provided to distributors and policyholders, and ratings.

       We believe LPAL could compete again in the future but its distribution capability may be significantly weakened due to the ongoing discontinuation of sales activity, as well as the negative publicity associated with the loss of management control of LPLA. LPAL has had little pro-active contact with sales agents since the decision to discontinue issuing policies.

Financial Advisory Services

London Pacific Advisors

       In September 1996, we completed the acquisition of London Pacific Advisory Services, Inc. ("LPAS") (formerly Select Advisors, Inc.), a registered investment adviser, London Pacific Securities, Inc. ("LPS") (formerly Select Capital Corporation), a registered broker-dealer, and Advisors Insurance Services of Texas ("AIST"), an insurance agency. LPAS, LPS and AIST are collectively known as London Pacific Advisors ("LPA"). LPA is located in Sacramento, California. The total value of assets under LPA management, consulting or administration as of December 31, 2002 was $2.2 billion.

       LPA changed its business strategy in 2000. The LPA business previously focused on providing back office services to independent financial advisors (and small groups of advisors). In 2000, LPA expanded its focus considerably to include large institutional clients and to encompass a full range of web based front office and back office services. LPA has branded this new package of services as myOfficeOnline,(SM) and it now delivers these services primarily over the Internet, or through intranets maintained by institutional clients. We believe that the change in LPA's strategy will allow LPA to increase its revenues and greatly strengthen its competitive position.

       LPA has partnerships with or provides services to several prominent institutions including First Mercantile Trust Co., H&R Block Financial Advisors, Harris Investor Services, ORBA(R) Financial Management,

SunGard Wealth Management Services, Union Planters Investment Advisors and Wells Fargo & Co. LPA has also developed a relationship with and is in the process of rolling out a platform to Lincoln Financial Advisors.

       Products, Services and Revenues

       LPA provides a comprehensive menu of services to financial institutions and investment advisors, with an emphasis on web based technologies, investment consulting and back office services. LPA's products and services are used primarily to research, create, manage and administer managed accounts comprised of separate account managers, mutual funds and exchange traded funds. The term "managed account" generally denotes an investment advisory program where the client pays one asset based fee for a package of services that includes some or all of the following: money management, asset allocation, trading, custody, clearing and back office services. This segment of the investment management industry is experiencing rapid and accelerating growth, as investors move away from mutual funds, which lack the flexibility of managed accounts and often carry higher fees and tax costs. To date, all of LPA's clients are U.S. based, but the managed account business is gaining momentum outside of the U.S., and LPA is positioned to address these developing markets.

       LPA offers a full complement of services, including portfolio accounting, invoicing and performance reporting, to the managed account industry. The open, "menu driven" architecture of its software systems allows a client to select the specific capabilities it desires to utilize on the platform, and then to integrate those capabilities with its own, and third party, functionalities. The result is a customized, private labeled solution to maximize each client's brand awareness.

       LPA's four principal revenue sources are: (i) asset management and consulting fees generated under contracts providing for fees calculated as a percentage of assets under management or consulting by its financial advisors and institutional clients; (ii) back office fees and web platform fees generated under contracts providing for fees calculated as a percentage of assets under management or administration by its clients; (iii) commissions received from the sale by advisors of insurance products, including annuities and life insurance; and (iv) brokerage fees received on trading activity handled through LPA's trading desk or via business placed directly with investment companies. The latter two sources of revenues are generated by LPA's broker-dealer subsidiary, London Pacific Securities, Inc.

       A portion of LPA's revenues is paid out as commissions to its affiliated advisors. The percentage payouts apply only to business generated by those advisors, and the percentages vary based on the source of the revenue and the contractual relationship with the advisor.

       Net asset management and consulting fees decreased to $4.4 million in 2002 from $4.7 million in 2001. These fees contributed approximately 71%, 72%, and 65% to net revenues (i.e., gross revenues less commissions) for the years ended December 31, 2002, 2001 and 2000, respectively. The composition of these fees is changing as new institutional client fees are realized and older back office fee contracts reach maturity. The overall decrease in fees for 2002 was a result of the significant decline in market values of the assets of LPA's financial advisors upon which the fees are based, offset by growth in the assets and net revenues of LPA's institutional clients.

       Net commissions received from the sale by advisors of insurance products contributed approximately 4%, 3% and 5% to net revenues for 2002, 2001 and 2000, respectively, while net brokerage fees contributed approximately 16%, 17% and 22% to net revenues for 2002, 2001 and 2000, respectively.

       When financial advisors affiliate with LPA, they generally transfer their clients' assets to LPA's registered investment adviser and broker-dealer. By themselves, such asset transfers may be a significant source of growth for LPA. In addition, once the financial advisor joins LPA, new assets from the sale of fee based services and commission products can be invested in LPA services or processed by LPA companies. Also, LPA achieves growth from existing clients in the form of new contributions, market appreciation and reinvested income.

       A second source of growth for LPA is its focus on adding large financial institutions to its client base. In the typical scenario, LPA offers its web based consulting, administration and reporting services to the institution and to its financial advisor employees. LPA's fees for these back office services are tied to the assets under management in the institution's program and are at lower overall rates than full managed account services. LPA's revenues increase along with the growth of those program assets. Institutional net revenues, a component of net asset management and consulting revenues, increased in 2002 to $2.7 million from $2.1 million in 2001. These net revenues represented approximately 44%, 32% and 21% of total net revenues for the years ended December 31, 2002, 2001 and 2000, respectively.

       Intellectual Property

          LPA currently has one trademark registered with the U.S. Patent and Trademark Office. This trademark is for LPA's flagship asset management product, Global Leaders(R) and was registered on August 3, 1999. The registration has an initial ten year "in force" period, unless terminated earlier as provided by law, and is subject to unlimited renewals. In August 2000, LPA applied for a trademark registration for myOfficeOnline,(SM) the name given to LPA's web based services package. "MyOfficeOnline.com" is also the domain name for LPA's website. This trademark application remains outstanding, pending resolution of an alleged potential conflict with a trademark held by another company for a different package of computer based products and services. LPA believes that the existence of this alleged potential conflict with the other trademark should not prevent the registration of LPA's "myOfficeOnline" mark, as the products and services identified by LPA's mark differ substantially from the products and services identified by the other mark. However, there can be no assurances that LPA will be able successfully to register its "myOfficeOnline" mark, and no assurance can be given that LPA will be able successfully to enforce or protect its rights under the myOfficeOnline(SM) mark in the event it is subject to third party infringement claims.

          Although   we   consider   both   the   Global   Leaders(R)   and  the
myOfficeOnline(SM) marks to be important identifiers of LPA's products, we do not consider either of these marks to be material to our business.

Competition

       LPA operates in a highly competitive industry. Competitors include other investment management firms, broker-dealers, commercial banks, trust companies, insurance companies, financial advisory firms, application software and service providers in the financial services sector, and mutual funds. Many of LPA's competitors operate across all of LPA's markets, offer a full range of products or financial services, and have greater financial capacity and other resources. We believe that the considerable experience and past success of LPA's investment, consulting and technical personnel, its growing base of prestigious clients, successful performance for those clients and its proprietary systems enable LPA to compete within the markets in which it operates.

Asset Management

       BCM and Berkeley International Limited ("BIL") are our asset management companies. While BCM offers its services to third parties and Group affiliates, BIL is currently inactive.

       On March 10, 2003, we announced that a definitive agreement had been signed to sell substantially all of the business and operations of BCM to a company majority-owned by funds under the management of Putnam Lovell NBF
Private Equity. The agreement is subject to certain conditions, including receipt of sufficient consents from clients of BCM to the assignment of their investment management contracts to the acquiror. The purchase price consists of $7.75 million in cash to be paid at closing subject to certain adjustments; and a further $1.0 million cash installment to be paid on December 31, 2003 subject to certain adjustments. In addition, up to $1.25 million of earn-out payments will be paid by the buyer to the Group ratably over the four quarters of 2004 if revenues received in 2003 from a new product planned for launch by BCM in 2003 exceed certain defined targets. The definitive agreement is binding on both companies and is subject to regulatory approvals and other conditions. As of December 31, 2002, BCM's assets under management were approximately $1.2 billion, including approximately $0.2 billion of assets under a subadvisory agreement with LPA.

Berkeley Capital Management (See the immediately preceding paragraph regarding the definitive agreement to sell BCM)

       Established in 1972, BCM is a San Francisco based investment manager and is our primary asset management subsidiary. BCM manages equity, balanced and bond accounts for institutional clients and for the wrap fee programs of major brokerage houses. Its investment approach involves strong fundamental research and is led by its senior portfolio managers, who have worked together at BCM since 1975. BCM derives revenue from the management of public equity and fixed income securities. The level of the bond and stock markets affects BCM's revenues, as BCM is generally compensated for its services with fees calculated as percentages of assets under management.

       BCM has two principal equity products and a fixed income product. The Growth Equity style focuses on selecting companies with strong earnings growth potential. The median market capitalization of the portfolio is greater than that of the S&P 500. The Dividend Equity style (formerly named the Income Equity style) focuses on companies from the S&P 500 universe with high relative yields and is designed to produce superior returns with below average volatility. Both investment styles utilize bottom-up approaches and disciplined buy and sell processes. BCM's fixed income style seeks out the most attractive relative values in the marketplace. Risk levels are set in conjunction with client objectives and value is added around the benchmark by trading into those areas that BCM believes have the best relative values.

       BCM also provides investment management services to institutional clients, which include pension plans, employee benefit plans, trusts, foundations and corporations, as well as to individual clients. BCM markets these services primarily through financial consultants, plan sponsors and brokerage firms. Most new business over the past three years has come from managed account programs.

       The bond portfolio of our insurance subsidiary, LPAL, is managed by BCM's professional fixed income managers and utilizes a range of fixed income investments, including investment grade and high-yield corporate bonds.

       BCM's principal revenue source is derived from the management of equity assets for individuals and institutions on a nationwide basis and consists of management fees which are calculated based upon the dollar value of assets managed. Additional fees, representing 9% and 29% of BCM's total fees during 2002 and 2001, respectively, were received from the Group's insurance subsidiaries (LPLA and LPAL), again based on a percentage of assets under management. The arrangement with LPLA was terminated effective October 31, 2002. Fees of $0.4 million and $0.8 million were received by BCM from LPLA during 2002 and 2001, respectively.

       BCM has separately managed account marketing agreements with over 20 firms, and assets managed under these agreements represent the majority of BCM's assets under management for unaffiliated parties. Some of these agreements have been in place for more than ten years. Either party may terminate these agreements at will, though none of these contracts has ever been terminated by the other party at any time during the past ten years. BCM's largest customers are Morgan Stanley and PaineWebber. During 2002, fees from these two customers together represented more than 66% of BCM's revenues.

       BCM is actively seeking to broaden its product array with firms with which it has existing relationships. Competition for positions in these programs is becoming increasingly fierce, enhancing the value of BCM's incumbent status.

       Intellectual Property

       We believe that the name and reputation of Berkeley Capital Management is a material asset. BCM registered with the U.S. Patent and Trademark Office a trademark for financial management and mutual fund investment (Berkeley Capital Management) on June 15, 1999. The registration has an initial ten year "in force" period, unless terminated earlier as provided by law.

Berkeley International Limited

       BIL is located in Jersey, Channel Islands. Prior to the loss of control of LPLA, BIL managed the listed equity securities in LPLA's investment portfolio. BIL is currently inactive.

Competition

       Numerous competitors offer asset management services. Within each brokerage firm managed account program, there are dozens of competitors and many more potential competitors. BCM competes based upon performance, service and marketing. Price is set by market conditions and is generally the same for all investment managers with managed account agreements with each brokerage firm. There are no dominant competitors in the managed account marketplace because brokerage firms seek to limit the total client assets with any manager and because performance records tend to vary from year to year. In relation to direct institutional and individual client relationships, BCM competes based on the same principal factors and price may be a secondary factor. There are, however, other firms with significantly greater assets under management than BCM in each category in which it competes. In addition to the above, there is intense competition within the securities industry with respect to obtaining and retaining the services of investment professionals.

Venture Capital Management

       Berkeley International Capital Corporation ("BICC") and Berkeley International Capital Limited ("BICL") comprise the Group's venture capital management business. In recent years, our venture capital subsidiaries have focused primarily on U.S. high technology companies, with investments generally ranging from $5 million to $25 million.

Berkeley International Capital Corporation

       BICC, based in San Francisco, arranges private equity placements into rapidly growing technology companies. Placements are typically arranged in later stage technology companies, which are near alpha test of their product and need to scale up their engineering, marketing and sales infrastructure. Within this strategy, BICC has been able to identify many promising young technology companies that have grown in prominence in their fields and gone on to successful public offerings or acquisition transactions.

       Over the past 23 years, BICC arranged over $1.9 billion of placements in the private capital markets on behalf of Group companies and clients. Many of the companies are headquartered in close proximity to BICC's offices which allow for easier access to the companies' management. Most of these companies specialize in "business-to-business" Internet technologies, telecommunications (both central office and consumer premises), data communications, software, semiconductors and knowledge learning. These placements included investments in America Online, Oracle Corporation, Cadence Design Systems, Inc., Cypress Semiconductor, Inc., Packeteer, Inc. and New Focus, Inc.

       Placement activity was reduced significantly in 2002 due to poor market conditions and the loss of management control of LPLA. In general, institutional investment demand for technology companies has weakened considerably, but we believe interest in high growth companies continues particularly where there is a potential strategic relationship.

       The private technology investments arranged by BICC and currently held by LPAL are Agility Communications, Inc., Alacritech, Inc. and Ceon Corporation.

       Due to the loss of control of LPLA, BICC will no longer receive fees from LPLA. Fees earned by BICC from LPLA during 2002 and 2001 were $2.9 million and $9.9 million, respectively.

Berkeley International Capital Limited

       BICL, formed in 1988 and based in Guernsey, Channel Islands, takes principal positions in connection with private equity transactions arranged by its sister company, BICC. These private equity positions may become listed equity securities pursuant to initial public offerings or in connection with the acquisition of the private issuing company by a listed company. As of December 31, 2002, BICL held $7.6 million of such positions in listed equity securities.

Competition

       The Group's venture capital management business faces competition primarily from commercial banks, investment banks, venture capital firms and insurance companies, many of which have substantially greater financial resources than the Group. The marketplace for venture capital is highly competitive, and demand for financing is also influenced by economic and stock market conditions. The pool of capital seeking opportunities to invest in later stage technology companies contracted further in 2002 but we believe demand continues for high value technology companies.

REGULATION

Life Insurance and Annuities - London Pacific Assurance Limited and London Pacific Life & Annuity Company

       LPAL is regulated by the Jersey Financial Services Commission ("JFSC"). Under Article 6 of the Insurance Business (Jersey) Law 1996, LPAL is permitted to conduct long-term insurance business. LPAL is required to submit annual audited financial statements (prepared under U.S. GAAP as permitted by regulation), and an audited annual filing to the JFSC in the format consistent with that required by the Insurance Directorate of HM Treasury in the United Kingdom. The annual filing submitted by LPAL must be accompanied by a Certificate from the Appointed Actuary that based on sufficiently prudent assumptions, assets are sufficient to cover all liabilities. The annual filing contains a report from the Appointed Actuary on the matching of investments to liabilities.

       The JFSC sets out the conditions with which LPAL must comply and determines the reporting requirements and the frequency of reporting. These conditions include: (i) LPAL must hold, at all times, approved assets at least equal to the long-term insurance fund plus the required minimum solvency margin,
(ii) the margin of solvency must be the greater of (pound)50,000 or 2.5% of the value of the long-term business fund, (iii) a maximum of 20% of the approved assets necessary to cover the long-term insurance fund and the required minimum solvency margin may be held in private equity investments, and (iv) assets equal to not less than 90% of liabilities must be placed with approved independent custodians. As of December 31, 2002, LPAL met all of these conditions.

       LPAL is also required under the insurance laws to appoint an actuary. The actuary must be qualified as defined under the laws and is required to supervise the long-term insurance fund. No transfers, except in satisfaction of long-term insurance business liabilities, including dividends, are permitted from the long-term insurance fund without written consent from the actuary.

       LPLA, which was deconsolidated effective July 1, 2002, is subject to regulation and supervision by the insurance regulatory agencies of the U.S.
states in which it transacts business. State laws generally establish supervisory agencies with broad regulatory authority, including the power to:
(i) grant and revoke business licenses, (ii) regulate and supervise trade practices and market conduct, (iii) establish guaranty associations, (iv) license agents, (v) approve policy forms, (vi) establish reserve requirements,
(vii) prescribe the form and content of required financial statements and reports, (viii) determine the reasonableness and adequacy of statutory capital and surplus, (ix) regulate the type and amount of permitted investments, and (x) limit the amount of dividends that may be paid without obtaining regulatory approval.

       During 2002, LPLA was placed under regulatory control and rehabilitation due to the erosion of its statutory capital. On August 6, 2002, on petition of the Commissioner of Insurance of the State of North

Carolina, with the consent of LPLA and unanimous approval of its board of directors, the Superior Court of Wake County in the State of North Carolina ordered the Commissioner to take possession and control of all the property, books and accounts, documents and other records of LPLA.

Other Business Segments

       Our  U.S.  investment  adviser  subsidiaries,   London  Pacific  Advisory
Services, Inc. and Berkeley Capital Management, are registered as investment advisers under the Investment Advisers Act of 1940, as amended (the "Advisers Act"). Because each of these subsidiaries has $25 million or more of assets under management, each is required to register with the U.S. Securities and Exchange Commission ("SEC"). The Advisers Act imposes detailed regulatory requirements on the activities of SEC registered investment advisers, including, but not limited to: contents of advisory contracts, recordkeeping, fee structures, performance advertising, fiduciary duty to clients and custody of client assets. Additionally, SEC registered investment advisers are subject to state statutes regulating fraudulent activity in all U.S. states in which they conduct business.

       Our investment adviser subsidiaries provide investment management services to U.S. retirement plan accounts. Consequently, they are required to follow the provisions of the Employee Retirement Income Security Act of 1974 ("ERISA"), in addition to the provisions of the Advisers Act. ERISA sets forth specific rules governing the conduct of ERISA plan fiduciaries, including but not limited to: use of soft dollars, proxy voting, bonding requirements, tax considerations, performance fees, agency and principal transactions, and solicitation fees. ERISA falls under the governing authority of the SEC, the U.S. Department of Labor and the U.S. Internal Revenue Service.

       Our broker-dealer subsidiary, London Pacific Securities, Inc., negotiates security transactions on behalf of its clients through registered affiliates in all 50 U.S. states and clears all transactions on a fully disclosed basis through two clearing broker-dealers which maintain the customer accounts. LPS is registered under the Securities Exchange Act of 1934, as amended ("Exchange Act") and is subject to regulation by the SEC. The Exchange Act and related rules generally regulate the conduct of business and the financial condition of registered broker-dealers. LPS is a member of the National Association of Securities Dealers, Inc. ("NASD"), a self-regulatory organization that oversees the activities of registered broker-dealers. The NASD requires compliance with its membership, registration, conduct and marketplace rules, which govern, among other things, the registration of personnel, finance and operations, recommendations to customers, sales practices, underwriting of securities and supervisory responsibilities.

Group

       We employ compliance officers responsible for managing our subsidiaries' compliance with applicable regulatory requirements. Although the scope of regulation and form of supervision to which our subsidiaries are subject, as described above, may vary from jurisdiction to jurisdiction, the applicable laws and regulations often are complex and generally grant broad discretion to supervisory authorities in adopting regulations and supervising regulated activities. Our continuing ability to engage in the life insurance and annuities, financial advisory services, asset management and venture capital management businesses in the jurisdictions in which our subsidiaries currently operate is dependent upon its compliance with the rules and regulations promulgated from time to time by the appropriate authorities in each of these jurisdictions. The burden of such regulation weighs equally upon all companies carrying on activities similar to those of our subsidiaries, and we do not consider such regulations to adversely affect the competitive position of our subsidiaries.

EMPLOYEES

       As of December 31, 2002, the Group had 106 employees. The breakdown by business segment was as follows: financial advisory services, 76; asset management, 18; corporate, 5; venture capital management, 4; and life insurance and annuities, 3. None of the Group's employees are covered by a collective bargaining agreement and the Group has not experienced any work stoppages.

Item 2.    PROPERTIES

       We operate from three offices located in Jersey (Channel Islands), San Francisco and Sacramento, currently consisting of approximately 34,000 square feet of space in the aggregate. All offices are leased. Approximately 1,000 square feet is leased in Jersey, under a lease expiring in 2010, pertaining to our life insurance and annuities segment. Approximately 17,000 square feet is leased in Sacramento, under a lease expiring in 2008, pertaining to our financial advisory services segment. Under a lease expiring in 2004, approximately 11,000 square feet is leased in San Francisco of which 60% pertains to our asset management segment and 40% to our venture capital management segment. Approximately 5,000 square feet is leased for corporate activities in Jersey and San Francisco, under leases expiring in 2010 and 2004, respectively. We believe that existing facilities are suitable and adequate for the conduct of our business. See Note 15 to the Consolidated Financial Statements in Item 8 of Part II for further information regarding our leases.


Item 3.    LEGAL PROCEEDINGS

       On August 6, 2002, on petition of the Commissioner of Insurance of the State of North Carolina (the "Commissioner"), with the consent of LPLA and unanimous approval of its board of directors, the Superior Court of Wake County in the State of North Carolina ordered the Commissioner to take possession and control of all the property, books and accounts, documents and other records of LPLA. LPLA and its officers, directors, agents, employees and all other persons were enjoined from disposing of LPLA's property and from transacting LPLA's business except with the consent of the Commissioner. The Court appointed the Commissioner as rehabilitator of LPLA. Based on the court order, the Company no longer exercises control over LPLA.

       For further discussion, see the "Liquidity and Capital Resources" section in Item 7 of Part II.

       We are involved in various legal proceedings, including claims for damages from clients of a nature we consider to be normal for our business. We believe the ultimate settlement or other resolution of the claims will not materially affect our consolidated financial position, results of operations or cash flows.


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to our shareholders during the quarter ended December 31, 2002.


                                     Part II

Item 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

       The principal trading market for our Ordinary Shares is the London Stock Exchange ("LSE"), on which such shares have been listed since February 1985. ADSs, each representing ten Ordinary Shares, are represented by ADRs for which The Bank of New York is the Depositary. ADSs have been traded in the United States from September 1992 through August 1993 on the OTC Bulletin Board, from September 1993 through November 1999 on The Nasdaq Stock Market(SM) under the symbol "LPGL," from November 1999 through July 3, 2002 on the NYSE under the symbol "LDP" and since July 12, 2002 on the OTC Bulletin Board under the symbol "LDPGY.PK." As of December 31, 2002, there were 64,439,073 Ordinary Shares outstanding. Also as of that date, there were 1,807,742 ADSs outstanding, representing 18,077,420 Ordinary Shares or 28.1% of our outstanding shares. ADS holders may exercise their voting rights through the ADR Depositary.

       In June 2002, we completed a one-for-ten reverse split of our ADSs. On June 24, 2002, every ten of our ADSs issued and outstanding were converted and reclassified into one post-split ADS. Consequently, effective from the opening of business on June 24, 2002, each ADS is equal to ten Ordinary Shares. Fractional new ADSs were sold by the Depositary Bank and paid in cash to the ADR holders. This ADS split did not affect our Ordinary Shares listed on the LSE.

       On July 3, 2002, the NYSE halted trading of our ADRs in response to the administrative actions taken by the North Carolina Department of Insurance relating to LPLA. On July 9, 2002, trading of the ADRs was suspended and the securities were withdrawn from listing and registration from the NYSE. As a result of the delisting, the liquidity of our common stock and its price have been adversely affected. These actions may limit our ability to raise additional capital in the future, and there is no assurance that a significant trading market for the ADRs will develop. If an active trading market does not develop, ADR holders may be unable to sell their ADRs.

       Subsequent to the delisting, the ability of ADR holders to buy and sell is limited to trading on the OTC Bulletin Board under the ticker symbol LDPGY.PK. Shares traded on the OTC market generally experience lower trading volume than those traded on the organized exchanges. The trading volume of the ADRs has decreased substantially since the NYSE delisting and the transfer of the ADRs to the OTC Bulletin Board.

       The following table shows, for the quarters indicated, the reported highest and lowest middle market quotations (which represent an average of bid and asked prices) for our Ordinary Shares on the LSE, based on its Daily Official List, and the high and low trade price information of the ADSs as obtained from the NYSE through the second quarter of 2002 and on the OTC
Bulletin Board from the third quarter of 2002 (as restated to reflect the one-for-ten reverse split on June 24, 2002):


                                                                         LSE                  NYSE/OTC Bulletin Board
                                                                     Pounds Per                    U.S. Dollars
                                                                   Ordinary Share                     Per ADS
                                                               -----------------------        -----------------------
                                                                 High          Low              High          Low
                                                               ---------     ---------        ---------    ---------


2001:
First quarter ................................................     8.05         3.45           120.00         44.50
Second quarter................................................     4.73         3.08            69.00         39.00
Third quarter.................................................     4.18         1.88            59.90         25.00
Fourth quarter................................................     2.75         1.78            43.50         25.50

2002:
First quarter ................................................     3.08         1.93            45.50         27.50
Second quarter................................................     1.90         0.24            30.50          3.30
Third quarter.................................................     0.25         0.02             3.16          0.20
Fourth quarter................................................     0.13         0.05             1.75          0.50

Holders

       As of February 28, 2003, we had approximately 1,752 shareholders of record and 45 ADS holders of record. Because many Ordinary Shares and ADSs are held by brokers and various institutions on behalf of other holders, we are unable to estimate the total number of beneficial holders represented by these holders of record.

Dividends

       Until 2002, we paid dividends on our Ordinary Shares in every year since we became listed on the LSE in 1985. Dividends on our Ordinary Shares were paid twice a year. In view of our requirement to conserve cash during the current period of market instability and in order to meet the operating needs and growth opportunities of the business, and given undertakings made to the Bank of Scotland in connection with our loan facility not to pay dividends without their consent, our Board of Directors suspended the 2002 interim dividend and will not recommend a final dividend for the year 2002.

       Holders of ADSs are entitled to receive dividends paid, if any, on our Ordinary Shares through the ADR Depositary.

       The table below shows the amounts of interim, final and total dividends together with the net dividends (after 20% Jersey tax) paid on each Ordinary Share for the last two years.

                                 U.S. Dollars Per Ordinary Share                      U.S. Dollars Per ADS(1)
                 -----------------------------------------------------------      ------------------------------
                            Gross                              Net
                 --------------------------       --------------------------
                  Interim   Final    Total         Interim   Final    Total        Interim      Final     Total
                 --------------------------       --------------------------      ------------------------------

2001............    $0.11   $0.05    $0.16          $0.088  $0.040   $0.128          $0.88      $0.40     $1.28
2002............    $0.00   $0.00    $0.00          $0.000  $0.000   $0.000          $0.00      $0.00     $0.00

(1)  As restated to reflect the one-for-ten reverse split in June 2002.

       Under current practice, holders of ADSs who are residents of the United States for tax purposes receive the net dividend (the gross dividend less the associated Jersey income tax). See "Taxation - Taxation of Dividends" below.

       Currently, Jersey does not have exchange control restrictions on the payment of dividends on the Ordinary Shares or on the conduct of the Group's operations. See Note 11 to the Consolidated Financial Statements in Item 8 of this Form 10-K for details regarding regulatory restrictions on dividends.

TAXATION

       The following summary of certain Jersey and U.S. tax consequences regarding share ownership is based on law and published practice as of February 28, 2003, and is subject to any changes in Jersey and U.S. law or published practice or in the establishment of any double taxation convention between Jersey and the U.S. occurring after that date. The summary is not a complete analysis or listing of all the possible tax consequences and does not address the tax implications for special classes of holders, such as banks, insurance companies and dealers in securities. The summary also does not address U.S. state income tax consequences. Owners of Ordinary Shares and ADSs should consult their own tax advisors as to the tax consequences of such ownership.

       There is no double tax treaty or similar convention between the U.S. and Jersey. For the purposes of the U.S. Internal Revenue Code of 1986, as amended, it is assumed that beneficial owners of ADSs, in accordance with the terms of the Deposit Agreement, will be treated as the owners of the underlying Ordinary Shares represented by the ADSs.

Taxation of Dividends

       Dividends are declared gross in U.S. dollars. Dividends paid by us are treated as having suffered Jersey income tax at the standard rate (currently 20%) on the gross amount thereof.

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

       However, special rules apply for purposes of determining the dividend income and potential foreign tax credits available to a U.S. corporation that controls 10% or more of the Company's voting stock. Any such shareholder should consult its tax advisor with respect to the U.S. tax treatment of its interest in us.

Taxation of Capital Gains

       Currently, there are no Jersey taxes levied on capital gains. A U.S. holder that sells or exchanges an ADR or Ordinary Share will generally recognize a gain or loss for U.S. federal income tax purposes, in an amount equal to the difference between the amount realized and the holder's tax basis in either the ADS represented by the ADR or the Ordinary Share. Such a gain or loss will generally be a capital gain or loss if the ADR or the Ordinary Share was a capital asset in the hands of the U.S. holder and will generally be a long-term capital gain or loss if the ADR or Ordinary Share was held for more than one year (including, in the case of an ADR, the period during which the Ordinary Shares surrendered in exchange therefore were held). In general, the long-term capital gain of a non-corporate U.S. holder is subject to a maximum tax rate of 20% (18% if the ADR or Ordinary Share is held for more than five years and was acquired after December 31, 2000).

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

       An instrument transferring Ordinary Shares, or an ADS, could be subject to U.K. stamp duty if its execution relates to anything done or to be done in the U.K. For example, a U.K. stamp duty may apply if such instrument is executed in the U.K. or is brought into the U.K. after execution. If the transfer is on a sale then the rate of stamp duty will be 0.5% of the consideration given. This charge is rounded up to the nearest (pound)5. Gifts and other transfers which are neither sales, nor made in contemplation of a sale, are not subject to this charge. Instead, they will either be exempt or subject to a fixed duty of (pound)5 per transfer.

       A  transfer  from  the  Depositary  to an ADS  holder  of the  underlying
Ordinary Shares may be subject to a fixed stamp duty of (pound)5 if the instrument of transfer relates to anything done or to be done in the U.K. For example, a fixed stamp duty of (pound)5 may apply if such transfer is executed in the U.K. or is to be brought into the U.K. after execution. A transfer of Ordinary Shares from the Depositary directly to a purchaser on behalf of an

ADS holder may be subject to a stamp duty at a rate of 0.5% of the consideration (rounded up to the nearest (pound)5) if execution of the instrument of transfer relates to anything done or to be done in the U.K.; for example, if such transfer is executed in the U.K. or is to be brought into the U.K. after execution.

       U.K. stamp duty reserve tax will not be payable on an agreement to transfer the Ordinary Shares or ADSs.

EQUITY COMPENSATION PLANS

       The following table is a summary of selected information for our equity compensation plans as of December 31, 2002.

                                                                                                Number of Shares
                                            Number of Shares to        Weighted Average   Remaining Available for
                                        be Issued Upon Exercise      Exercise Price of     Future Issuance Under
                                        of Outstanding Options,    Outstanding Options,       Equity Compensation
                                            Warrants and Rights     Warrants and Rights                    Plans
                                        -----------------------    --------------------   -----------------------

Equity compensation plans
  approved by shareholders..............             13,575,312(1)                $3.10                      (1)

Equity compensation plans not
  approved by shareholders..............                388,100(1)                 3.73                      (1)
                                                    -----------                  ------
Total...................................             13,963,412                   $3.12
                                                    -----------                  ------
                                                    -----------                  ------

(1) Our equity compensation plans do not contain a limit on the number of options that may be granted to employees. However, the plans do not allow for the issuance of previously authorized and unissued shares to meet the obligations of the plans upon an employee option exercise. When an option is granted, the trust that administers the plan borrows funds from us or one of our subsidiaries and uses those funds to purchase the number of shares underlying the option grant. The maximum loan allowed in any given year is equal to 5% of consolidated net assets as of the end of the previous fiscal year.

       Information regarding the features of the equity compensation plan not approved by shareholders is incorporated by reference to Note 18 to the Consolidated Financial Statements presented in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

WARRANTS

       On November 11, 2002, we agreed to grant 1,933,172 warrants to subscribe for our Ordinary Shares to Bank of Scotland in connection with the extension of our credit facility. The warrants were granted on February 14, 2003 and have an exercise price of (pound)0.1143 (based on the average of the closing prices of the Ordinary Shares over the trading days from November 1, 2002 through November 11, 2002), which was higher than the market price of (pound)0.09 on November 11, 2002. These warrants are exercisable at any time prior to February 14, 2010.

Item 6.  SELECTED FINANCIAL DATA

       The following is a summary of selected financial data for the Group. This data should be read in conjunction with the audited consolidated financial statements, and the notes thereto, presented in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K. ADS amounts have been restated to reflect the four-for-one split in March 2000 and the one-for-ten reverse split in June 2002.

                                                                            Years Ended/As of December 31,
                                                           --------------------------------------------------------------
                                                              2002         2001         2000         1999        1998
                                                           ----------   ----------   ----------   ----------  -----------
                                                                  (In thousands, except per share and ADS data)
Operating Results
Revenues from continuing operations, including net realized
  and change in net unrealized investment gains and losses  $ (11,879)   $(168,948)   $ 118,543    $ 221,386    $  34,393
Income (loss) from continuing operations before income
  taxes.................................................      (58,132)    (223,397)      66,196      157,909        5,049
Income tax expense (benefit) on continuing operations...        4,078          648          201        2,020       (2,787)
Income (loss) from discontinued operations..............     (151,024)    (177,830)     (51,186)     147,753       27,922
Income tax expense (benefit) on discontinued operations.       (7,730)     (57,091)     (17,648)      51,766        9,302
Net income (loss).......................................     (205,504)    (344,784)      32,457      251,876       26,456
Basic earnings (loss) per share:
   Continuing operations................................        (1.23)       (4.39)        1.30         3.13         0.15
   Discontinued operations..............................        (2.82)       (2.37)       (0.66)        1.92         0.36
                                                           ----------   ----------   ----------   ----------   ----------
Total basic earnings (loss) per share...................        (4.05)       (6.76)        0.64         5.05         0.51
Diluted earnings (loss) per share:
   Continuing operations................................        (1.23)       (4.39)        1.08         2.81         0.14
   Discontinued operations..............................        (2.82)       (2.37)       (0.55)        1.73         0.35
                                                           ----------   ----------   ----------   ----------   ----------
Total diluted earnings (loss) per share.................        (4.05)       (6.76)        0.53         4.54         0.49
Basic earnings (loss) per ADS:
   Continuing operations................................       (12.26)      (43.94)       12.99        31.25         1.50
   Discontinued operations..............................       (28.23)      (23.68)       (6.60)       19.24         3.57
                                                           ----------   ----------   ----------   ----------   ----------
Total basic earnings (loss) per ADS.....................       (40.49)      (67.62)        6.39        50.49         5.07
Diluted earnings (loss) per ADS:
   Continuing operations................................       (12.26)      (43.94)       10.87        28.12         1.46
   Discontinued operations..............................       (28.23)      (23.68)       (5.52)       17.31         3.48
                                                           ----------   ----------   ----------   ----------   ----------
Total diluted earnings (loss) per ADS...................       (40.49)      (67.62)        5.35        45.43         4.94

Financial Position
Cash and total investments (continuing operations)......       70,345      262,809      456,898      357,361      191,734
Total assets............................................       80,213    2,539,126    2,562,988    2,195,266    1,658,797
Bank debt...............................................        9,314       36,874       35,556            -            -
Guarantees under bank facility..........................       10,590            -            -            -            -
Shareholders' equity....................................       21,486      221,653      567,742      552,475      328,481
Book value per share*...................................         0.42         4.37        11.00        11.25         6.67
Book value per ADS*.....................................         4.23        43.68       109.98       112.52        66.70

Ordinary Share and ADS Data
Ordinary Shares outstanding as of December 31...........       64,439       64,439       64,433       64,433       64,424
Weighted average shares used in:
   Basic earnings per share calculation.................       50,753       50,984       50,795       49,892       52,206
   Diluted earnings per share calculation...............       50,753       50,984       60,728       55,445       53,552
Total dividends per share relating to the year (gross)..    $       -   $     0.16   $     0.29   $     0.29   $     0.29
Total dividends per ADS relating to the year............    $       -   $     1.28   $     2.32   $     2.32   $     2.32
Market price per share on December 31................... (pound)0.055  (pound)2.60  (pound)5.53  (pound)5.59  (pound)1.87
Market price per ADS on December 31.....................    $    0.50   $    39.60   $    75.60   $    90.00   $    31.40
Market capitalization as of December 31.................    $   5,706   $  244,611   $  530,431   $  583,495   $  199,449

* Based on the net asset value of the Group after deducting the cost of the shares held by the employee benefit trusts, and on the number of shares outstanding excluding the shares held by the employee benefit trusts.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


       This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the audited consolidated financial statements, and the notes thereto, presented in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. This item should also be read in conjunction with the "Forward-Looking Statements and Factors That May Affect Future Results" set forth below and our other filings with the SEC.

Forward-Looking Statements and Factors That May Affect Future Results

       This  Management's  Discussion  and Analysis of Financial  Condition  and
Results of Operations and other sections of this Form 10-K contain forward-looking statements within the meaning of Section 21E of the Exchange Act. Such forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management's current beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "goals," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Future outcomes and results may differ materially from what is expressed or forecast in such forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future developments or otherwise.

       Factors that could cause or contribute to deviations from the forward-looking statements include those discussed in this section, elsewhere in this Form 10-K and in our other filings with the SEC. The factors include, but are not limited to, (i) the risks described in Item 7A "Quantitative and Qualitative Disclosures About Market Risk," (ii) variations in demand for our products and services, (iii) the success of our new products and services, (iv) significant changes in net cash flows in or out of our businesses, (v) fluctuations in the performance of debt and equity markets worldwide, (vi) the enactment of adverse state, federal or foreign regulation or changes in government policy or regulation (including accounting standards) affecting our operations, (vii) the effect of economic conditions and interest rates in the U.S., the U.K. or internationally, (viii) the ability of our subsidiaries to compete in their respective businesses, (ix) our ability to attract and retain key personnel, and (x) actions by governmental authorities that regulate our businesses, including insurance commissions.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

       Income before income taxes for our reportable operating segments, based on management's internal reporting structure, is as follows:

                                                                              Years Ended December 31,
                                                                        ------------------------------------
                                                                          2002          2001        2000
                                                                        ----------   ----------   ----------
                                                                                  (In thousands)
Income (loss) from continuing operations before income taxes by operating segment:
Life insurance and annuities (1), (2) ................................  $  (19,637)  $ (163,873)  $  183,857
Financial advisory services ..........................................      (4,211)      (3,638)      (2,261)
Asset management (2) .................................................         615        1,533        1,778
Venture capital management (3) .......................................     (28,149)     (51,262)    (110,444)
                                                                        ----------   ----------    ---------
                                                                           (51,382)    (217,240)      72,930
Reconciliation of segment amounts to consolidated amounts:
Interest income ......................................................         549        2,004        1,574
Corporate expenses ...................................................      (5,870)      (5,634)      (7,333)
Goodwill amortization and write-offs .................................        (396)        (221)        (248)
Interest expense (4)  ................................................      (1,033)      (2,306)        (727)
                                                                        ----------   ----------    ---------
Consolidated income (loss) from continuing operations before
  income taxes .......................................................  $  (58,132)  $ (223,397)  $   66,196
                                                                        ----------   ----------   ----------
                                                                        ----------   ----------   ----------

(1) Netted against the revenues (investment income) of the life insurance and annuities segment are management fees paid to the asset management segment of $39,000, $47,000 and $9,000 in 2002, 2001 and 2000, respectively.

(2) Included in the revenues of the asset management segment are management fees from the life insurance and annuities segment of $39,000, $47,000 and $9,000 in 2002, 2001 and 2000, respectively. In addition, revenues of the asset management segment also included management fees from LPLA (discontinued operations) of $724,000, $1,907,000 and $2,766,000 in 2002, 2001 and 2000, respectively.

(3) Included in the revenues of the venture capital management segment are management fees from LPLA (discontinued operations) of $2,908,000, $9,924,000 and $7,474,000 in 2002, 2001 and 2000, respectively.

(4)  Included  in  interest  expense  is  interest  paid to  LPLA  (discontinued
operations)   of  $30,000,   $58,000  and  $55,000  in  2002,   2001  and  2000,
respectively.

       Business segment data contained in Note 22 to the Consolidated Financial Statements in Item 8 should be read in conjunction with this discussion. A detailed discussion of the results for each reportable segment follows.

Life Insurance and Annuities

       Certain information regarding our life insurance and annuities segment's results of operations (continuing operations only) is as follows:

                                                                              Years Ended December 31,
                                                                        ------------------------------------
                                                                          2002          2001        2000
                                                                        ----------   ----------   ----------
                                                                                  (In thousands)
Revenues:
Investment income.....................................................  $    6,059   $    6,214   $    1,957
Insurance policy charges .............................................       1,155           (7)           -
Net realized investment gains (losses) ...............................    (114,325)      12,900      139,340
Change in net unrealized investment gains and losses on
  trading securities..................................................      97,762     (174,780)      44,383
                                                                        ----------   ----------   ----------
Total revenues and investment gains (losses) .........................      (9,349)    (155,673)     185,680

Expenses:
Interest credited on insurance policyholder accounts .................       6,031        6,314        1,201
Amortization of deferred policy acquisition costs ....................       2,952          932          115
General and administrative expenses ..................................       1,305          954          507
                                                                        ----------   ----------   ----------
Total expenses related to operations .................................      10,288        8,200        1,823
                                                                        ----------   ----------   ----------
Income (loss) from continuing operations before income taxes .........  $  (19,637)  $ (163,873)  $  183,857
                                                                        ----------   ----------   ----------
                                                                        ----------   ----------   ----------

       During 2002, our life insurance and annuities segment continued to suffer from the adverse conditions in the bond and equity markets.

       During the year, our primary insurance company, LPLA, was placed under regulatory control and rehabilitation based on LPLA's statutory capital and surplus as of June 30, 2002. On August 6, 2002, on petition of the Commissioner with the consent of LPLA and unanimous approval of its board of directors, the Superior Court of Wake County in the State of North Carolina ordered the Commissioner to take possession and control of all of the property, books and accounts, documents and other records of LPLA. As a result of this event, we deconsolidated LPLA and recorded a charge to earnings in 2002 of $38.5 million for losses resulting from this disposition.

       For further discussion, see the "Liquidity and Capital Resources" section below and Note 4 "Discontinued Operations" to the Consolidated Financial Statements in Part II, Item 8.

       On July 2, 2002, we announced that further declines in the value of LPLA's investment portfolio, due to persistent negative events in the equity and bond markets, continued to erode significantly the statutory capital of LPLA and that we had been unsuccessful in concluding a transaction to enhance the capital of LPLA. As a consequence, LPLA discontinued the issuance of new policies as of July 2, 2002. Although the statutory capital of our Jersey insurance subsidiary, LPAL, had not been affected by the adverse equity and bond markets to the same extent as the statutory capital of LPLA, we also announced on July 2, 2002 that LPAL would discontinue writing new policies effective immediately. The decision to discontinue the issuance of new policies through LPAL was made to avoid the increased capital requirements created by additional policyholder liabilities. Subsequent to this announcement and other announcements relating to the Group and LPLA, LPLA policy surrenders increased substantially. Approximately 73% of LPAL's policyholder liabilities as of December 31, 2001 had been redeemed as of December 31, 2002.

       Due to the events referred to above, LPAL plans to focus on managing the remaining block of policyholder liabilities. There are no plans currently to write new policies before conditions improve.

2002 compared to 2001

       In 2002, LPAL contributed a loss before income taxes of $19.6 million to our overall loss before income taxes, compared to a loss before income taxes of $163.9 million in 2001. Net realized investment losses in 2002 were $114.3 million compared to net realized investment gains of $12.9 million in 2001. The gain from the change in net unrealized investment gains and losses was $97.8 million in 2002, compared to a loss of $174.8 million in 2001. In 2002, the spread between investment income and interest credited to policyholders increased by $0.1 million; amortization of deferred policy acquisition costs ("DPAC") increased by $2.0 million; and general and administration expenses increased by $0.4 million, each as compared to 2001. Policy charges in 2002 increased by $1.2 million compared to 2001.

       LPAL generated $6.5 million of premiums during 2002, a decrease of $69.2 million from the premiums received by LPAL in 2001. LPAL's premium volume continued to decline as a result of lowering interest crediting rates during the last quarter of 2001 and the events as described above.

       Interest and dividend income on investments was $6.1 million in 2002, compared with $6.2 million in 2001. This $0.1 million decrease was due primarily to a decline in the level of invested bonds and cash, offset by the strengthening of sterling on the level of U.S. dollar income.

       During the second half of 2002, $96.0 million of bonds and cash were used to meet policy redemptions. Following this reduction, and further expected bond realizations and maturities required to meet 2003 policy maturities, interest income is expected to decline to approximately $2.0 million for 2003.

       Policyholder liabilities at December 31, 2002 were $35.4 million of which $10.6 million is scheduled to mature during 2003. These maturities are expected to be met by a combination of cash held at the beginning of 2003 of $3.8 million and bond maturities of approximately $13.0 million during 2003. Excess cash will be reinvested in bonds to meet future policy redemptions and expenses as appropriate. If there are no significant redemptions, policyholder liabilities are projected to be approximately $25.9 million at the end of 2003. Assuming the reinvestment of excess cash in bonds, investment income should approximately equal the amount credited to policies during 2003. Operating expenses are expected to be approximately $0.9 million during 2003 and investment gains on listed equities were $1.2 million for the two months ended February 28, 2003.

       Net investment losses were $16.5 million in 2002, compared to net investment losses of $161.9 million in 2001. Net investment losses in 2002 were comprised of net realized investment losses of $114.3 million and $97.8 million in gains from the change in net realized gains and losses on the listed equity securities held in the trading portfolio. The trading portfolio decreased from $22.3 million as of December 31, 2001 to $8.9 million as of December 31, 2002. Additions to the trading portfolio during 2002 of $5.0 million resulted from the transfer of certain listed equity securities from the venture capital management segment. LPAL sold certain trading positions during 2002, which resulted in net realized losses of $102.9 million based on an aggregate original cost of $116.2 million. These disposals represented shares held in companies that had completed initial public offerings of their securities. These realized losses were increased by net realized losses of $2.9 million on sales of $96.9 million of publicly traded corporate debt securities and by other-than-temporary impairment charges on two private equity securities of $8.2 million and on one public corporate bond of $0.3 million.

       Total invested assets (defined as total assets excluding DPAC and other assets) decreased to $51.6 million as of December 31, 2002, compared to $161.5 million as of December 31, 2001. On total average invested assets in 2002, the average annualized net return, including both realized and unrealized investment gains and losses, was -9.1%, compared with -78.8% in 2001.

       Policy surrender charge income increased by $1.2 million in 2002 to $1.2 million, compared with a net expense of $7,000 in 2001. The increase in policy surrenders followed the events as described above.

       Interest credited on policyholder accounts decreased by $0.3 million in 2002 to $6.0 million, compared with $6.3 million in 2001. The decrease was due primarily to the substantial increases in policyholder surrenders in the second half of 2002. The average rate credited to policyholders was 6.1% in 2002, compared with 6.6% in 2001.

       Amortization of DPAC was $3.0 million in 2002, an increase of $2.0 million over 2001. This increase was due to the acceleration of DPAC amortization to fully write-off DPAC at December 31, 2002. The reason for the write-off is the discontinuance of new business at the start of the third quarter of 2002 and the lack of interest spread on the remaining block of business.

       General and administrative expenses were $1.3 million in 2002, compared with $1.0 million in 2001. This $0.3 million increase was due primarily to the reduction in expenses deferred as policy acquisition costs and employee severance costs.

2001 compared to 2000

       In 2001, LPAL contributed a loss before income taxes of $163.9 million to our overall loss before taxes, compared to income of $183.9 million in 2000. Net realized investment gains in 2001 were $12.9 million, compared to $139.3 million in 2000. The loss from the change in net unrealized investment gains and losses was $174.8 million in 2001, compared to a net gain of $44.4 million in 2000. The spread between investment income and interest credited to policyholder accounts decreased by $0.9 million; amortization of DPAC increased by $0.8 million; and general and administrative expenses increased by $0.4 million, each as compared to 2000.

       LPAL generated $75.7 million of premiums during 2001, an increase of $22.9 million over the amount generated in 2000. The premium volume in 2001 for LPAL reflected a full year of operations in 2001, compared to nine months in 2000. LPAL's premium volume, however, decreased during the last quarter of 2001 as a result of lowering interest crediting rates.

       Interest and dividend income on investments was $6.2 million in 2001 as compared with $2.0 million in 2000. This $4.2 million increase was primarily due to asset growth from new business, offset by lower reinvestment rates. The carrying value of the private equity portfolio as of December 31, 2001 was $15.2 million, compared with $153.4 million as of December 31, 2000. This decrease was the result of net investment sales of $120.2 million and impairment adjustments made to the carrying value of investments of $18.0 million.

       Net investment losses were $161.9 million in 2001, compared to net investment gains of $183.7 million in 2000. Net investment losses in 2001 were comprised of net realized investment gains of $12.9 million, and a $174.8 million loss from the change in net unrealized gains and losses on the listed equity securities held in the trading portfolio. The trading portfolio decreased from $64.8 million as of December 31, 2000, to $22.3 million as of December 31, 2001. Additions to the trading portfolio during 2001 of $139.3 million resulted from the $55.8 million purchase of certain listed equity securities from the venture capital management segment, and the transfer of a $83.5 million listed equity security from LPLA. LPAL sold certain trading positions during 2001, which resulted in net realized gains of $36.1 million based on their aggregate original cost of $7.0 million. These realized gains were offset by realized losses of $23.2 million, consisting of other-than-temporary impairments on one private technology security and one publicly traded corporate bond. All intersegmental investment gains, other than those arising from sales to LPLA (discontinued operations), have been eliminated in our consolidated statements of income.

       Total invested assets (defined as total assets excluding DPAC and other assets) decreased from $295.9 million as of December 31, 2000 to $161.5 million as of December 31, 2001, primarily due to the unrealized holding losses in the trading securities portfolio. On total average invested assets for 2001, the average net return, including both realized and unrealized investment gains and losses, was -78.8%, compared with 106.1% for 2000. This decrease in average net return resulted primarily from the net investment losses discussed above.

       Interest credited on policyholder accounts increased by $5.1 million in 2001 to $6.3 million, compared with $1.2 million in 2000. The increase was primarily due to new business growth, and the interest credited in 2001 also reflected a full year of operations, compared to nine months in 2000. The average rate credited to policyholders was 6.6% in 2001, compared with 6.9% in 2000.

       Amortization of DPAC was $0.9 million in 2001, an increase of $0.8 million over 2000. This increase was primarily due to new business growth.

       General and administrative expenses were $1.0 million in 2001, compared with $0.5 million in 2000. This $0.5 million increase was primarily due to higher staff costs with the additional headcount to support its growth, and reflected a full year of operations in 2001, compared to nine months in 2000.

Financial Advisory Services

       Certain information regarding our financial advisory services segment's results of operations is as follows:

                                                                              Years Ended December 31,
                                                                        ------------------------------------
                                                                          2002          2001        2000
                                                                        ----------   ----------   ----------
                                                                                  (In thousands)
Gross financial advisory services fees................................  $   16,184   $   18,627   $   22,952
Payouts due to independent advisors...................................     (10,029)     (12,039)     (16,441)
                                                                        ----------   ----------   ----------
                                                                             6,155        6,588        6,511

Operating expenses....................................................      10,366       10,226        8,772
                                                                        ----------   ----------   ----------
Loss before income taxes .............................................  $   (4,211)  $   (3,638)  $   (2,261)
                                                                        ----------   ----------   ----------
                                                                        ----------   ----------   ----------

2002 compared to 2001

       Net revenues in the financial advisory services segment decreased from $6.6 million in 2001 to $6.2 million in 2002. Net asset management and consulting fees decreased from the prior year as a result of an overall decrease in assets under management upon which these fees are based, while net revenues from brokerage and commission product sales remained constant. Assets under management, consulting or administration decreased from $2.3 billion as of December 31, 2001 to $2.2 billion as of December 31, 2002. The addition of assets from new institutional clients helped to offset the decline in managed assets resulting from continued negative market conditions. The fees associated with these institutional back office services are at lower overall rates than full asset management and consulting services.

       Operating expenses increased to $10.4 million in 2002, compared with $10.2 million in 2001. Before the capitalization and amortization of web development costs, expenses totaled $10.2 million in 2002, compared with $10.5 million in 2001. Staffing reductions were made over the course of the year in response to negative market conditions resulting in a $0.4 million decrease in expenses. This cost savings was offset, in part, by the recognition of a $0.2 million loss on disposition of property in connection with the relocation of the LPA offices in December 2002.

       In late 1999, we decided to make the LPA business the foundation for an Internet based initiative that could then be migrated to other vertical markets in which the Group had expertise. This initiative aimed to deliver a full complement of consulting and back office services to institutions and financial advisors through the Internet.

       The total investment in the Internet based project through December 31, 2002 was $3.6 million, including $0.4 million in 2002. Of this total, $2.9 million has been capitalized as software development costs and is being amortized (as a component of operating expenses) over five years; amortization of these costs began in May 2001. The amount amortized during 2001 and 2002 was $0.3 million and $0.6 million, respectively.

       The Internet based initiative has opened the door for marketing of financial advisory services to institutions and large groups of advisors. To date, service contracts have been signed with eleven major institutions, and additional contracts are currently under negotiation. The revenue impact of these contracts increased during 2002 as newly contracted business came on line. Net asset management and consulting fees are expected to increase significantly during the second half of 2003 as new business from institutional clients comes onto the myOfficeOnline(SM) platform.

2001 compared to 2000

       The pre-tax loss from the financial advisory services segment increased to $3.6 million in 2001 from $2.3 million in 2000, primarily due to an increase in operating expenses, partially offset by an increase in net revenues resulting from new client contracts.

       Net revenues increased from $6.5 million in 2000 to $6.6 million in 2001. Net asset management and consulting fees increased from the prior year as a result of a shift toward higher margin managed and consulting accounts, while net revenues from brokerage and commission product sales decreased due to a change in focus toward fee based (rather than commission based) services and the difficult market conditions prevailing during 2001. Assets under management, consulting or administration increased from $1.5 billion as of December 31, 2000 to $2.3 billion as of December 31, 2001. The addition of assets from new institutional clients helped to offset the decline in managed assets resulting from the negative market conditions.

       Operating expenses increased to $10.2 million in 2001, compared with $8.8 million in 2000. Before the capitalization and amortization of web development costs, expenses totaled $10.5 million in 2001, compared with $10.8 million in 2000. The mix of expenses changed in 2001 as outside consulting costs of the web development project were replaced by additional staff costs. Staffing additions were made over the course of 2001 to support the institutional and Internet based initiatives.

       During 2001, LPA capitalized $0.5 million as software development costs associated with the Internet based project. The software development costs are being amortized (as a component of operating expenses) over five years; amortization of these costs began in May 2001 and the amount amortized during 2001 was $0.3 million.

Asset Management

       On March 10, 2003, the Group announced that it had entered into a definitive agreement to sell substantially all of the business and operations of BCM to a company majority-owned by funds under the management of Putnam Lovell NBF Private Equity. The agreement is subject to certain conditions, including receipt of sufficient consents from clients of BCM to the assignment of their investment management contracts to the acquiror. The purchase price consists of $7.75 million in cash to be paid at closing subject to certain adjustments; and a further $1.0 million cash installment to be paid on December 31, 2003 subject to certain adjustments. In addition, up to $1.25 million of earn-out payments will be paid by the buyer to the Group ratably over the four quarters of 2004 if revenues received in 2003 from a new product planned for launch by BCM in 2003 exceeds certain defined targets. The definitive agreement is binding on both companies and is subject to regulatory approvals and other conditions. As of December 31, 2002, BCM's assets under management were approximately $1.2 billion, including approximately $0.2 billion of assets under a subadvisory agreement with LPA.

       Certain information regarding our asset management segment's results of operations is as follows:

                                                                              Years Ended December 31,
                                                                        ------------------------------------
                                                                          2002          2001        2000
                                                                        ----------   ----------   ----------
                                                                                   (In thousands)
Revenues .............................................................  $    5,256   $    6,764   $    7,799
Operating expenses ...................................................       4,641        5,231        6,021
                                                                        ----------   ----------   ----------
Income before income taxes ...........................................  $      615   $    1,533   $    1,778
                                                                        ----------   ----------   ----------
                                                                        ----------   ----------   ----------

2002 compared to 2001

       BCM, our U.S. asset manager, generates most of this segment's revenues and expenses. BCM's 2002 revenues declined $0.8 million to $4.9 million, which included management fees of $0.5 million from the life insurance and annuities segment, most of which was received in the first half of 2002, a decrease of $0.4 million from the fees received in the full year 2001. BCM's expenses decreased $0.6 million to $4.6 million for 2002. BCM's revenues declined slightly more than its expenses for the year causing its contribution to segment income to decline by $0.2 million.

       Total assets under management for managed account programs of major brokerage firms (wrap accounts) were $905 million as of December 31, 2002, compared to $997 million as of December 31, 2001, despite the addition of $81 million of new wrap assets in 2002, net of redemptions. Although the number of wrap accounts increased 3% during 2002 to 5,381 accounts as of December 31, 2002, the decline in market value of the assets in the accounts more than offset the market value of the new wrap accounts. The U.S. stock market fell for a third consecutive year in 2002 with the total return of the S&P 500 index yielding approximately -22%. Returns for BCM's principal product, its Dividend Equity value equity investment style (formerly called Income Equity), were approximately -14% for the year. Returns for BCM's balanced Dividend Equity style were approximately -6% for the year. As a result, BCM continued to attract net new wrap accounts, more than offsetting account losses from its smaller Growth Equity product.

       The lower expenses at BCM during 2002 reflected both a second cost reduction program implemented during the year and a reduction in expenses as a result of its diminished involvement with LPLA's corporate bond portfolio during the year.

       Included in the revenues of the asset management segment for 2002 were portfolio management fees from LPLA received by BIL of $0.3 million, compared with $1.1 million for 2001. These reduced fees, including similar fees received by BCM, primarily account for the overall decrease in income in the asset management segment. The reduced fees resulted from the decline in the market value of the listed equity securities portfolio held by LPLA which was managed by BIL and as a result of its diminished involvement with LPLA's portfolio during the year. Due to the loss of the management contracts related to LPLA's investment portfolios, both BCM and BIL will no longer receive fees from LPLA in future periods.

2001 compared to 2000

       BCM's revenues increased in 2001 by $0.2 million to $5.7 million, which included $0.9 million of management fees from LPLA. Expenses decreased in 2001 by $0.7 million to $5.2 million. The increased revenues and lower expenses together increased BCM's contribution to segment income by $0.9 million for 2001 compared to 2000.

       Total wrap fee account assets under management were $997 million as of December 31, 2001, compared to $955 million as of December 31, 2000. The additional assets under management resulted from the 19% net increase in the number of wrap accounts in 2001. Wrap account assets under management in BCM's Income Equity style (from January 31, 2003, named the Dividend Equity style), which represented the majority of BCM's equity assets, increased during the year as the inflow of new account assets more than offset market value declines. Wrap account assets under management in BCM's Growth Equity style decreased during the year primarily due to market value declines.

       BCM implemented a cost reduction program during the second quarter of 2001, which caused its operating margins to increase during the second half as compared with the first half.

       Other revenues in the asset management segment decreased by $0.2 million in 2001, following the conclusion at the end of the third quarter of 2000 of a development capital fund management contract handled by BIL, our asset management subsidiary in Jersey.

       Included in the revenues of the asset management segment for 2001 were portfolio management fees from the life insurance and annuities segment of $2.0 million, compared with $2.8 million in 2000. These reduced fees primarily account for the overall decrease in income in the asset management segment. The lower fees resulted from the decline in the market value of the listed equity securities portfolio held by LPLA which was managed by BIL.

Venture Capital Management

       Certain information regarding our venture capital management segment's results of operations is as follows:

                                                                              Years Ended December 31,
                                                                        ------------------------------------
                                                                          2002          2001        2000
                                                                        ----------   ----------   ----------
                                                                                  (In thousands)
Revenues:
Management fees.......................................................  $    2,908   $    9,924   $    9,398
Investment income.....................................................           -            -          273
Net realized investment gains (losses) (1) ...........................     (44,130)      42,876       14,341
Change in net unrealized investment gains and losses on
  trading securities (1)..............................................      16,703      (93,470)    (123,474)
                                                                        ----------   ----------   ----------
Total revenues and net investment losses..............................     (24,519)     (40,670)     (99,462)
Operating expenses....................................................       3,630       10,592       10,982
                                                                        ----------   ----------   ----------
Loss before income taxes..............................................  $  (28,149)  $  (51,262)  $ (110,444)
                                                                        ----------   ----------   ----------
                                                                        ----------   ----------   ----------

(1) Realized investment gains in the amounts of $1,603,000 and $37,269,000 were recorded during 2002 and 2001, respectively, by the venture capital management segment, related to intersegmental investment sales to the life insurance and annuities segment. These realized investment gains were offset by corresponding decreases in unrealized investment gains and losses on trading securities for the same amounts. These gains and losses have been eliminated in our consolidated financial statements.

2002 compared to 2001

       The pre-tax loss from the venture capital management segment decreased from $51.3 million in 2001 to $28.1 million in 2002. The loss in both years was attributable primarily to net realized and unrealized investment losses on listed equity securities. These positions in listed equity securities resulted from privately held technology companies, in which the venture capital management segment had an equity interest, completing initial public offerings or being acquired by publicly traded companies in stock-for-stock acquisitions.

       The change in net unrealized gains and losses in the listed equity trading portfolio during 2002 was a gain of $16.7 million, which was more than offset by net realized losses of $44.1 million, of which $33.0 million resulted from disposals of certain listed equity securities to LPLA (discontinued operations), based on their aggregate cost of $50.0 million. We also took $14.0 million in other-than-temporary impairment write-downs on four private investments, including $10.8 million relating to guarantees as discussed in Note 12 to the consolidated financial statements. The trading portfolio decreased from $45.3 million as of December 31, 2001 to $7.7 million as of December 31, 2002. Additions to the trading portfolio of $1.3 million in 2002 resulted from the purchase of listed equity securities. The realized losses were partially offset by net realized gains of $1.3 million on sales of $2.3 million of listed equity securities and a realized gain of $1.6 million resulting from the disposal of certain listed equity securities to the life insurance and annuities segment (LPAL), based on their aggregate cost of $3.4 million. All intersegmental investment gains and losses, other than those arising from sales to LPLA (discontinued operations), have been eliminated in our consolidated statements of income.

       We expect significant fluctuations in net unrealized gains and losses in the listed equity trading portfolio in future periods, reflecting continued equity market volatility, especially in the technology sector.

       The venture capital management segment earned portfolio management fees from LPLA of $2.9 million in 2002, compared to $9.9 million in 2001. The $7.0 million decrease in fees resulted from the lower value of the assets managed, the lower percentage fees recorded for the second quarter of 2002, and the discontinuation of fees for the third and fourth quarter of 2002. As explained above, BICC no longer manages LPLA's investment portfolio.

       Total financings completed by BICC during 2002 were $27.2 million, compared to $67.0 million in 2001. No financings were made in new companies in 2002, but follow-on investments were completed in selected portfolio companies, where in some cases, larger ownership stakes could be taken in promising companies at attractive prices. This decreased level of activity in venture capital placements reflected a general trend in the industry as a whole during 2002, as many venture capitalists curtailed their investments in view of the difficulties experienced by the market and the technology sector in particular. Future activity is expected to be focused more on third party investors.

       Operating expenses in 2002 were $3.6 million, compared to $10.6 million in 2001. The $7.0 million decrease was attributable primarily to lower staff costs, reflecting the reduction in business and staffing during the year.

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

       Included in the revenues of the venture capital management segment for 2001 were portfolio management fees from the life insurance and annuities segment of $9.9 million, compared to $7.5 million in 2000. The $2.4 million increase in fees reflected the larger portfolio of private investments held by LPLA during 2001 which were monitored by BICC. BICC sourced and monitored private investments for LPLA, for which LPLA paid BICC management fees. Total financings completed by BICC during 2001 were $67.0 million, compared to $131.1 million during 2000. Financings totaling $51.1 million were made in four new investee companies, and follow-on investments totaling $15.9 million were added in selected portfolio companies where, in some cases, larger ownership stakes could be taken in promising companies at attractive prices. This decreased level of activity in venture capital placements reflected the general trend in the industry as a whole during 2001, as venture capitalists adopted a wait and see policy in view of the difficulties experienced by the market and the technology sector in particular. Other non-recurring fees of $1.9 million were received in 2000.

       Operating expenses in 2001 were $10.6 million, compared to $11.0 million in 2000. This $0.4 million decrease was primarily attributable to lower staff costs and other general expenses due to the decreased level of activity in this business area.

Corporate and Other

2002 compared to 2001

       Corporate expenses increased by $0.3 million to $5.9 million in 2002, as compared to $5.6 million for 2001. This increase was primarily due to higher bank facility costs, corporate insurance premiums, pension costs, legal and professional services fees and audit fees, partially offset by decreases in staff compensation, directors fees, stock exchange fees and registrar fees.

       Interest income earned by us and our subsidiaries (excluding the life insurance and annuities segment) decreased by $1.5 million to $0.5 million in 2002 as compared with 2001, primarily due to the decrease in cash and cash equivalents held by us. Interest expense incurred by us and our subsidiaries (excluding the life insurance and annuities segment) decreased by $1.3 million to $1.0 million in 2002 as compared with 2001, primarily due to the partial repayment of bank borrowings and the lower interest rate environment. A discussion of our sources and uses of cash is discussed in "Liquidity and Capital Resources" below.

2001 compared to 2000

       Corporate expenses decreased by $1.7 million to $5.6 million in 2001, as compared to $7.3 million for 2000. This decrease was primarily due to compensation expense of $2.2 million relating to the extension of employee share options recorded in 2000, which was not repeated in 2001. This was offset by an increase of $0.5 million in corporate expense in 2001 related to the grant of employee share options at an exercise price below fair market value on the date of the grant.

       Interest income earned by us and our subsidiaries (excluding the life insurance and annuities segment) increased by $0.4 million to $2.0 million in 2001 as compared with 2000, primarily due to the increase in cash and cash equivalents held by us. Interest expense incurred by us and our subsidiaries (excluding the life insurance and annuities segment) increased by $1.6 million to $2.3 million in 2001 as compared with 2000, primarily due to higher bank borrowings during 2001.

Consolidated Income (Loss) from Continuing Operations Before Income Taxes

2002 compared to 2001

       The consolidated loss from continuing operations before income taxes decreased from $223.4 million in 2001 to $58.1 million in 2002. This loss was attributable primarily to the change in net unrealized investment gains and losses on the listed equity securities held in the trading portfolio, as well as net realized investment losses.

       Consolidated income before income taxes for 2003 and future years may be volatile due to our holdings of listed equity securities primarily in the technology sector, which are marked to market with changes in their market value recognized in the income statement for each period. Other-than-temporary impairments of our private equity securities primarily in the technology sector could also affect consolidated income before income taxes in future periods. For more information on the possible effects of volatility in the prices of equity securities, see Item 7A "Quantitative and Qualitative Disclosures About Market Risk" below.

       See discussion of events relating to LPLA and LPAL in the "Liquidity and Capital Resources" section below.

2001 compared to 2000

       Consolidated income from continuing operations before income taxes decreased from $66.2 million in 2000 to a loss of $223.4 million in 2001. This loss was attributable primarily to the change in net unrealized investment gains and losses on the listed equity securities held in the trading portfolio.

Income Taxes

       We are subject to taxation on our income in all countries in which we operate based upon the taxable income arising in each country. However, realized gains on certain investments are exempt from Jersey and Guernsey taxation. We are subject to income tax in Jersey at a rate of 20%. In the United States, we are subject to both federal and California taxes at 34% and 8.84%, respectively.

2002 compared to 2001

       Although the loss from continuing operations before income taxes was $58.1 million for 2002, an income tax expense of $4.1 million resulted for the year. This was largely attributable to losses of $52.5 million contributed by the Jersey and Guernsey operations during the year, which primarily consisted of realized and unrealized investment losses for which no tax benefits will be realized. In addition, deferred tax asset valuation allowances in the U.S. subsidiaries of continuing operations were increased by $7.6 million during the year. These allowances were considered necessary due to the high level of operating loss carryovers in the two U.S. tax groups, raising doubt about their ability to utilize these carryovers.

2001 compared to 2000

       Although the loss from continuing operations before income taxes was $223.4 million for 2001, an income tax expense of $0.6 million resulted for the year. This was largely attributable to losses of $224.1 million contributed by the Jersey and Guernsey operations during the year, which primarily consisted of realized and unrealized investment losses for which no tax benefits will be realized.

       The effective tax rate, as a percentage of the income from continuing operations before income taxes of $66.2 million, for 2000 was 0.3%. This very low effective tax rate was primarily attributable to gains of $70.2 million contributed by the Jersey and Guernsey operations during the period, which primarily consisted of untaxed investment gains.

Discontinued Operations

       In the first six months of 2002, prior to the loss of management control over LPLA, we recorded an after-tax loss from operations of LPLA of $104.8 million, compared to an after-tax loss from operations of LPLA of $120.7 million for all of 2001. The loss in the first half of 2002 was primarily due to net realized investment losses and the change in net unrealized investment gains and losses totaling $97.6 million. As discussed above, we recorded impairment losses totaling $27.9 million related to LPLA in the third quarter of 2002, and recognized $10.6 million in our income statement for LPLA's net unrealized losses on available-for-sale securities, net of deferred policy acquisition cost amortization adjustments and deferred income taxes. For further information see
Note 4 to the consolidated financial statements in Part II, Item 8.

CRITICAL ACCOUNTING POLICIES

       Management has identified those accounting policies that are most important to the portrayal of our financial condition and results of operations and that require management's most complex or subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These most critical accounting policies pertain to our investments, and to the accounting for life insurance policy liabilities. In addition, for 2002, our accounting policies relating to consolidation, deconsolidation and the reporting of discontinued operations became very important to the portrayal of our financial condition and results of operations. These critical accounting policies are described below.

Determination of Fair Values of Investments

       When a quoted market price is available for a security, we use this price in the determination of fair value. If a quoted market price is not available for a security, management estimates the security's fair value based on valuation methodologies as described below.

       We hold investments in privately held equity securities, primarily convertible preferred stock in venture capital companies doing business in various segments of technology industries. Venture capital investing entails making investments in companies that are developing products or services for large emerging markets with the belief that these investments will yield superior returns if these companies are successful. These investments are normally held for a number of years. When we make these investments, most of the companies are still developing the products they intend to bring to market or are in the early stages of product sales. Venture capital companies are net consumers of cash and often dependent upon additional financing to execute their business plans. These investments involve substantial risk and the companies generally lack meaningful historical financial results used in traditional valuation models. The process of pricing these securities range from fierce competitive bidding between financial institutions to existing investors negotiating prices with the company without outside investor validation. Investments in convertible preferred stock come with rights that vary dramatically both from company to company and between rounds of financing within the same company. These rights, such as anti-dilution, redemption, liquidation preferences and participation, bear directly on the price an investor is willing to pay for a security. The returns on these investments are generally realized through an initial public offering of the company's shares or, more commonly, through the company's acquisition by a public company.

       One of the factors affecting fair value is the amount of time before a company requires additional financing to support its operations. Management believes that companies that are financed to the estimated point of operational profitability or for a period greater than one year will most likely return value to the investor through an acquisition between a willing buyer and seller, as the company does not need to seek financing from an opportunistic investor or insider in an adverse investment environment. If a particular company needs capital in the near term, management considers a range of factors in its fair value analysis, including our ability to recover our investment through surviving liquidation preferences. Management's valuation methodologies also include fundamental analysis that evaluates the investee company's progress in developing products, building intellectual property portfolios and securing customer relationships, as well as overall industry conditions, conditions in and prospects for the investee's geographic region, and overall equity market conditions. This is combined with analysis of comparable acquisition transactions and values to determine if the security's liquidation preferences will ensure full recovery of our investment in a likely acquisition outcome. In its valuation analysis, management also considers the most recent transaction in a company's shares.

       The determination of fair values of investments requires the application of significant judgment. It is possible that the factors evaluated by management and fair values will change in subsequent periods, especially with respect to our privately held equity securities in technology companies, resulting in material impairment charges in future periods.

Other-than-Temporary Impairments

       Management performs an ongoing review of all investments in the portfolio
to   determine   if   there   are  any   declines   in  fair   value   that  are
other-than-temporary.

       As our listed equity securities are classified as trading securities, impairment adjustments are not required as any change in the market value of these securities between reporting periods is included in earnings.

       In relation to our equity securities that do not have a readily determinable fair value and are classified as available-for-sale, factors considered in impairment reviews include: (i) the length of time and extent to which estimated fair values have been below cost and the reasons for the decline, (ii) the investee's recent financial performance and condition, earnings trends and future prospects, (iii) the market condition of either the investee's geographic area or industry as a whole, and (iv) concerns regarding the investee's ability to continue as a going concern (such as the inability to obtain additional financing). If the evidence supports that a decline in fair value is other-than-temporary, then the investment is reduced to its estimated fair value, which becomes its new cost basis, and a realized loss is reflected in earnings.

       A fixed maturity security is deemed to be impaired when it is determined that it is probable that amounts due (principal and interest) will not be fully collected according to the security's contractual terms. This determination is made by considering all available facts and circumstances, including our intent and ability to continue to hold the investment to maturity. Factors considered include: (i) the length of time and extent to which the market values have been below amortized cost and the reasons for the decline, (ii) the issuer's recent financial performance and condition, earnings trends and future prospects in the near to mid-term, (iii) changes in the issuer's debt rating and/or regulatory actions or other events that may effect the issuer's operations, (iv) the market condition of either the issuer's geographic area or industry as a whole, and (v) factors that raise doubt about the issuer's ability to continue as a going
concern.   If  the   evidence   supports   that
a decline in fair value is other-than-temporary, then the fixed maturity security is written down to its quoted market value, if such a value is available. If a readily determinable fair value does not exist, then the fixed maturity security is written down to management's estimate of its fair value, which is based on the valuation methodologies described above. Write-downs are recorded as realized losses and included in earnings.

       The evaluations for other-than-temporary impairments require the application of significant judgment. It is possible that the impairment factors evaluated by management and fair values will change in subsequent periods, especially with respect to privately held equity securities in technology companies, resulting in material impairment charges in future periods.

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

Consolidation, Deconsolidation and Reporting of Discontinued Operations

       Our consolidated financial statements include the accounts of the Company, its subsidiaries (with the exception of LPLA which was deconsolidated during 2002 as discussed below), the Employee Share Option Trust and the Agent Loyalty Opportunity Trust (collectively, the "Group"). Significant subsidiaries included in the continuing operations of the Group and discussed in this Form 10-K include: London Pacific Assurance Limited, London Pacific Advisors, Berkeley Capital Management and Berkeley International Capital Corporation. All intercompany transactions and balances are eliminated in consolidation except for intercompany transactions between continuing and discontinued operations principally related to investment management fees from LPLA (the discontinued operations) to the continuing operations. Our consolidated balance sheet is presented in an unclassified format as the majority of the Group's assets relate to its continuing life insurance and annuities business.

       In accordance with Statement of Financial Accounting Standard No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets," if a long-lived asset or "component of an entity" (a reportable segment, an operating segment, a reporting unit, a subsidiary or an asset group) is disposed of by sale or by abandonment, then the results of operations of that component of an entity shall be reported in discontinued operations if both of the following conditions are met: (i) the operations and cash flows of the component have been eliminated from the ongoing operations of the entity and (ii) the entity will not have any significant continuing involvement in the operations of the component.

       As described above in Item 1 "Business" under the section entitled "Life Insurance and Annuities," during the third quarter of 2002, our U.S. life insurance company, LPLA, was placed under regulatory control and rehabilitation by the North Carolina insurance regulators. As we no longer exercise control over LPLA, we deconsolidated LPLA and recorded a charge to earnings in 2002 of approximately $38.5 million for losses resulting from the disposition of LPLA. We will not regain control or receive any benefit from LPLA in the future. As such, in accordance with SFAS 144, the results of operations of LPLA (pre-rehabilitation) have been reported in discontinued operations. Under SFAS 144, the results of operations of a discontinued business, and any impairment losses related to a discontinued business, are reported separately in the income statement under discontinued operations for the current and prior periods, and in the prior period balance sheet as total assets of discontinued operations and total liabilities of discontinued operations.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

       See Note 3 to the Consolidated Financial Statements for a summary of recently issued accounting pronouncements.

LIQUIDITY AND CAPITAL RESOURCES

       Our cash and cash equivalents decreased during 2002 by $45.0 million to $16.3 million. This decrease resulted from a $139.8 million use of cash in financing activities, partially offset by $8.9 million and $85.9 million provided by operating and investing activities, respectively. The majority of cash used in financing activities related to policy surrender benefits paid by the life insurance and annuities segment together with the partial repayment of the bank line. As of December 31, 2002, our cash and cash equivalents, excluding the life insurance and annuities segment, amounted to $12.4 million, a decrease of $45.9 million from December 31, 2001 and a $40.9 million decrease from December 31, 2000. Excluding the life insurance and annuities segment, we also held $7.7 million of listed equity securities which could be sold within a short period of time as of December 31, 2002, compared to $24.4 million as of December 31, 2001 and $102.7 million as of December 31, 2000.

       Shareholders' equity decreased during 2002 by $200.2 million from $221.7 million at December 31, 2001 to $21.5 million at December 31, 2002, primarily due to a net loss for the period of $205.5 million and payment of the final dividend for 2001 of $2.0 million. Shareholders' equity decreased during 2001 by $346.0 million from $567.7 million in 2000, primarily due to a net loss for the period of $344.8 million. As of December 31, 2002 and 2001, $63.6 million of our Ordinary Shares, at cost, held by the employee benefit trusts have been netted against shareholders' equity.

       Until the latter part of 2000, we financed operations and capital expenditures with internally generated funds and existing liquid resources. As of December 31, 2000, we had utilized $14.1 million of our $50.0 million bank facility in the form of letters of credit and guarantees provided on behalf of certain former investee companies, and had drawn down $35.6 million in loans. As of December 31, 2001, we had utilized $12.7 million of the bank facility in the form of letters of credit and guarantees provided on behalf of certain former investee companies, and had drawn down $36.9 million in loans.

       Our consolidated results for the quarters ended June 30, 2002 and September 30, 2002 resulted in breaches of the net worth, operating profit/interest charge and intangible asset ratio financial covenants under our bank facility with Bank of Scotland. On December 20, 2002, we and Bank of Scotland agreed to the terms and conditions of an amended credit facility. The new facility provided up to $23.0 million of borrowings, with an interest rate of 3.5% above the LIBOR rate on borrowings up to $10.0 million and 4.5% above the LIBOR rate on borrowings between $10.0 million and $23.0 million. (The one month LIBOR rate on December 31, 2002 was 1.38%.) The facility limit decreases at the end of each quarter, such that the facility must be repaid in full no later than December 31, 2003; however, the bank has agreed to consider an extension of the final facility expiration date in light of the overall circumstances prevailing at the time of any such request by us. In addition to providing the bank with security interest over certain of our listed equity securities having an aggregate market value of $4.5 million as of February 28, 2003, we gave the bank other guarantees, pledges and security interests over certain other assets. We agreed to pay the bank a one-time restructuring fee of (pound)180,000, monthly management fees of (pound)10,000 and quarterly facility fees which begin at 0.5% per annum and increase each quarter until they reach 2.5% per annum in the third quarter of 2003 based on the average facility usage during the quarter. We also granted to the bank warrants to subscribe for
1,933,172 Ordinary Shares. The warrants have a subscription price of (pound)0.1143 ($0.184 at (pound)1 = $1.61) and may be exercised any time prior to February 14, 2010. New financial covenants have been set under this reducing credit facility with testing to take place as of the end of each quarter. As of December 31, 2002, we met the financial covenants under the facility.

       During December 2002, we repaid $3.0 million to Bank of Scotland in permanent reduction of the facility to $20.0 million. As of December 31, 2002, $9.3 million was outstanding under the facility. In addition, $10.6 million of the remaining $10.7 million under the facility was utilized in the form of guarantees provided on behalf of certain former investee companies. During February 2003, we sold certain of our listed equity securities for $4.7 million and the proceeds were used to reduce borrowings to $4.6 million and the facility to $15.2 million.

       We believe that it is unlikely that the former investee companies will have the ability to repay any of their borrowings totaling $10.6 million according to the bank's quarterly repayment schedule during 2003, and thus we believe we will be obligated to pay this amount on their behalf. We have recorded the maximum guarantee obligation of $10.6 million at December 31, 2002 on our consolidated balance sheet and have taken other-than-temporary impairment losses on the related investments in our consolidated income statement for 2002.

       On March 10, 2003, the Group announced that it had entered into a definitive agreement to sell substantially all of the business and operations of BCM to a company majority-owned by funds under the management of Putnam Lovell NBF Private Equity ("Putnam Lovell"). The agreement is subject to certain conditions, including receipt of sufficient consents from clients of BCM to the assignment of their investment management contracts to the acquiror. If the transaction closes, the purchase price will consist of: (1) $7.75 million in cash to be paid at closing, subject to a 2 percent adjustment (upward or downward to a maximum adjustment of $775,000) for every 1 percent change (between 105 percent and 110 percent, or 90 percent and 95 percent, only) in the annualized revenues from BCM clients who will become clients of the acquiror (measured as an average of that computation for the 30 days prior to close) as compared to the annualized client revenues of BCM at the date of signing of the definitive agreement; (2) a further $1.0 million cash installment to be paid on December 31, 2003, less up to one quarter of management fees the acquiror would have received from subadvising certain products of LPA should LPA terminate before December 31, 2003 a new subadvisory agreement which LPA and the acquiror will enter into at closing; and (3) up to $1.25 million of earn-out payments to be paid by the buyer ratably over the four quarters of 2004, if revenues received in 2003 from a new product planned for launch by BCM in 2003 exceed certain defined targets. As part of the agreement, BCM and its shareholder make certain representations and warranties, and related indemnities, and these and other customary obligations are guaranteed by the Company. The definitive agreement is binding on both companies, subject to regulatory approvals and other conditions. Should the annualized revenues from BCM clients who will become clients of the acquiror fall below 90% of a base revenue, the acquiror will have the opportunity to either terminate the acquisition or renegotiate terms. We expect the sale to close on or before May 15, 2003. As of December 31, 2002, BCM's assets under management were approximately $1.2 billion, including approximately $0.2 billion of assets under a subadvisory agreement with LPA.

       We intend to use a combination of cash, proceeds from listed equity security sales and the net proceeds from the sale of BCM in order to meet the paydown schedule under the bank facility described above.

       As of March 19, 2003, we had approximately $11.2 million in cash and cash equivalents, and approximately $4.9 million in listed equity securities, excluding cash and securities held by LPAL, which are discussed separately below. Our total liability to Bank of Scotland, including guarantees, as of the date of this filing, is $15.2 million. We are required to repay the bank $0.2 million by March 31, 2003. The approximate $7.6 million in net proceeds expected at closing of the sale of BCM will be used to pay down the bank facility during the second quarter of 2003. This would meet all of our paydown obligation of $5.0 million for the second quarter of 2003, and $2.6 million of our $5.0 million paydown obligation for the third quarter of 2003, and would leave $7.4 million outstanding on our bank facility. We believe that the remaining balance of cash and the proceeds from the possible sale of our listed equity securities after the remaining bank obligations are fully repaid, as well as the expected $1.0 million installment from the sale of BCM due on December 31, 2003, will be sufficient to fund operations over the next twelve months.

       In the unlikely event that the sale of BCM to Putnam Lovell is not completed, in order to meet our near-term obligations, we will need to find other sources of liquidity. We believe that we can meet our near-term obligations through the sale of BCM to another party or the sale of other assets.

       It is possible that we may not be able to meet one of the bank's financial covenants at the quarterly reporting dates of March 31, 2003, June 30, 2003 or September 30, 2003 due to a potential shortfall in operating income. The financial covenant relates to our cumulative quarterly loss targets for the Group's core businesses. If the bank were unwilling to waive such a covenant breach, we may be in default under the bank facility and all of the outstanding amounts under the bank facility would immediately become due. In the event the bank facility becomes repayable, we believe the balances of existing cash, proceeds from the sale of listed equity securities and the net proceeds from the sale of BCM will be sufficient to repay the bank facility and to meet other obligations for the next twelve months, including working capital for operations.

       As disclosed in our quarterly report on Form 10-Q for the quarter ended March 31, 2002, which was filed with the SEC on May 17, 2002, the statutory capital and surplus of our primary insurance company, LPLA, decreased to a level which resulted in LPLA's risk based capital ("RBC") ratio falling to the "company action level." We pursued various corrective measures designed to raise LPLA's RBC position above the "company action level," including a sale of LPLA, reinsurance of all or a portion of LPLA's existing block of business, and an exchange by LPLA of its private equity and debt portfolio for an equity-linked note. On July 2, 2002, we announced that further declines in the value of LPLA's investment portfolio due to persistent negative events in the bond and equity markets continued to erode significantly the statutory capital of LPLA and that we had been unsuccessful in concluding a transaction to enhance the capital of LPLA. As a consequence, LPLA discontinued the issuance of new policies. Though the statutory capital of our Jersey, Channel Islands insurance subsidiary, LPAL, had not been affected to the same extent as the statutory capital of LPLA, LPAL also discontinued writing new policies effective as of July 2, 2002. The decision to discontinue writing new policies through LPAL was made to avoid the increased capital requirement created by additional policyholder liabilities.

       As a result of LPLA informing the North Carolina Department of Insurance ("NCDOI") that further deterioration in LPLA's capital and surplus caused by declines in the fair values of its investments would reduce LPLA's RBC ratio to the "authorized control level," the NCDOI placed LPLA under administrative supervision on July 3, 2002.

       As our further efforts to conclude a transaction to sell LPLA or to enhance its capital were unsuccessful, and as the RBC ratio of LPLA as of June 30, 2002, as subsequently determined, fell below the "authorized control level," on August 6, 2002, on petition of the Commissioner with the consent of LPLA and unanimous approval of its board of directors, the Superior Court of Wake County in the State of North Carolina ordered the Commissioner to take possession and control of all of the property, books and accounts, documents and other records of LPLA. LPLA and its officers, directors, agents, employees and all other persons were enjoined from disposing of LPLA's property and from transacting LPLA's business except with the consent of the Commissioner. The Court appointed the Commissioner as Rehabilitator of LPLA. Based on this court order, we no longer exercise control over LPLA.

       Due to the loss of control of LPLA, a loss for the impairment of our investment in LPLA in the amount of $27.9 million was recorded in our consolidated financial statements during the third quarter of 2002. This amount consists of the $12.3 million in LPLA's net equity as of June 30, 2002 as determined under U.S. GAAP and $15.6 million in receivables from LPLA which may be uncollectible. In addition, LPLA's net unrealized losses of $10.6 million as of June 30, 2002 on available-for-sale securities, net of deferred policy acquisition cost amortization adjustments and deferred income taxes, were recognized in our consolidated income statement in the third quarter of 2002.

       During 2002 and 2001, LPLA paid investment management fees to our asset management and venture capital management segments totaling $3.7 million and $11.9 million, respectively. The investment management agreement between LPLA and our other subsidiaries and related fees had been approved by the NCDOI. Due to the loss of control of LPLA, we no longer manage LPLA's portfolio of public corporate bonds and private equity and debt investments and no longer receive investment management fees for these services.

       We are not aware of any obligations of the Group to cover any current or future losses of LPLA. However, in the course of the administration of LPLA in rehabilitation, during November 2002, the NCDOI requested information concerning the history of a limited number of investments in securities of portfolio companies. These portfolio investments have been associated with LPLA for more than seven years, and involve intercompany transfers. The history of their investment performance and ownership is complex. We have complied with these requests. We are not able at this time to predict what conclusions the NCDOI will reach after evaluating this information.

       As discussed above, on July 2, 2002, we announced that LPAL discontinued issuing new policies. Subsequent to this announcement and other announcements relating to the Group and LPLA, LPAL policy surrenders substantially increased. Approximately 75% of LPAL's $140.2 million policyholder liabilities as of June 30, 2002 had been redeemed as of December 31, 2002. Policy surrenders significantly decreased by the end of 2002; for the month of December 2002, surrenders totaled $0.5 million. We do not expect significant surrender activity during 2003; however, approximately $10.6 million of policyholder liabilities are scheduled to mature during 2003. These maturities are expected to be met by a combination of cash held at the beginning of 2003 of $3.8 million and the proceeds from maturing bonds which are estimated to be $13.0 million during 2003. Assuming the reinvestment of excess cash in bonds, investment income should approximately equal the amount credited to policies during 2003.

       Due to the weakened economic environment, in February 2003, the Jersey Financial Services Commission amended LPAL's insurance permit such that private equity investments are no longer approved assets and it has requested a letter of comfort from us that we will meet any capital shortfall should LPAL's listed equities become impaired. Declines in the market value of LPAL's listed equity securities, which totaled $8.9 million as of December 31, 2002, could have a significant impact on LPAL's statutory capital level. If LPAL's statutory capital falls below the minimum solvency level required by the Jersey insurance regulators, we may be required to inject additional capital into LPAL. A capital injection would be limited to the extent any shortfall arises from a decline in the value of LPAL's listed equity securities that are required to support minimum solvency. As of December 31, 2002, approximately $6.7 million of the listed equity holdings were required to support the minimum solvency requirement. Due to the sale of approximately $2.0 million of listed equities since December 31, 2002, $3.0 million of the listed equities were required to support the minimum solvency level as of February 28, 2003.

       Given the liquidity issues facing us as discussed above and in view of the agreement with Bank of Scotland regarding their approval of dividends, our Board of Directors suspended the 2002 interim dividend to shareholders and ADR holders and is not recommending a final dividend for the year 2002.

       As of December 31, 2002, we had no material  commitments  outstanding for
capital   expenditures  or  additional  funding  for  private  equity  portfolio companies.

CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

       The following table aggregates our expected contractual obligations and commitments subsequent to December 31, 2002.

                                                                         2004 -        2006 -       Beyond
Contractual obligations(1)                                    2003         2005          2007        2007        Total
-------------------------------------                      ----------   ----------   ----------   ----------   ----------
                                                                            (In thousands)

Bank debt............................................       $   9,314    $       -    $       -    $       -    $   9,314
Guarantees under bank facility.......................          10,590            -            -            -       10,590
Capital lease commitments (2)........................             166           94            2            -          262
Operating lease commitments..........................             455          973          878          526        2,832
                                                           ----------   ----------   ----------   ----------   ----------
Total contractual cash obligations...........               $  20,525    $   1,067     $    880    $     526    $  22,998
                                                           ----------   ----------   ----------   ----------   ----------
                                                           ----------   ----------   ----------   ----------   ----------

(1) Does not include other commitments for the purchase of goods and services which in the aggregate are immaterial.
(2)    Includes amounts classified as interest.


Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       The nature of our businesses exposes us to market risk. Market risk is the risk of loss that may occur when changes in interest rates and public equity prices adversely affect the value of invested assets.

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

       For LPAL's business, the amount of policyholder liabilities is unaffected by changes in interest rates. Given the existing policy and bond maturity profiles, and that bonds will be held to maturity and early policy redemptions are protected by a market value adjustment and surrender penalty, the bonds and policies carry no interest rate risk. Excess cash from bond maturities, after meeting redemptions and operating expenses, is expected to yield approximately $0.2 million during 2003. For each 100 basis point move in market interest rates this amount will vary by approximately $67,000 per annum.

       As of December 31, 2002, $9.3 million was outstanding under our credit facility with Bank of Scotland. In addition, $10.6 million of the remaining $10.7 million under the facility was utilized in the form of guarantees and letters of credit provided on behalf of certain former investee companies. During February 2003, we sold certain listed equity securities for $4.7 million and the proceeds were used to reduce our borrowings to $4.6 million and the facility to $15.2 million. Under the terms of the loan facility, the total usage must be reduced to $15.0 million by March 31, 2003 and by $5.0 million per quarter thereafter. For every 100 basis point movement in market interest rates, interest expense on our borrowings will increase by approximately $13,000 per annum and exposure to liabilities relating to the guarantees will increase by $151,000 per annum.

Equity Price Risk

       We are exposed to equity price risk on the listed equity securities held entirely in our trading portfolio. Changes in the level or volatility of equity prices affect the value of the listed equity securities. These changes in turn directly affect our consolidated net income because our holdings of listed equity securities are marked to market, with changes in their market value recognized in the income statement for the period in which the changes occur. These listed equity securities are primarily in companies in the high technology industry sector, many of which are small capitalization stocks.

       If the fair value of our listed equity portfolio, as of December 31, 2002 and 2001, which totaled $16.5 million and $67.6 million, respectively, had abruptly increased or decreased by 50%, the fair value of the listed equity portfolio would have increased or decreased by $8.3 million and $33.8 million, respectively.

       Our listed equity securities largely represent investments that were originally made as private equity investments in companies that subsequently completed an initial public offering or were acquired by a larger publicly traded company. The performance of these listed equity securities can be highly volatile, but we attempt to manage this risk in various ways. The performance of the listed equity securities are monitored daily. In addition, we seek to sell investments after a period of time, particularly in the case of large public company securities.

       As of December 31, 2002, we held $7.2 million in private corporate equity securities primarily in technology companies for which liquid markets do not exist. Private equity prices do not fluctuate directly with public equity markets, but significant market movements may trigger a review for other-than-temporary adjustment of the carrying values of our private equity securities. The risks inherent in these private equity investments relate primarily to the viability of the investee companies. These risks are managed in various ways. Extensive due diligence procedures are performed prior to making an investment, and regular reviews of the progress of the investee companies are carried out.

       For additional  information  relating to our financial risk profile,  see
Note 16 to the Consolidated Financial Statements in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

Reports of Independent Certified Public Accountants.........................  37

Consolidated Balance Sheets as of December 31, 2002 and 2001................  39

Consolidated Statements of Income for the Years Ended
December 31, 2002, 2001 and 2000............................................  40

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2002, 2001 and 2000............................................  42

Consolidated Statements of Changes in Shareholders' Equity for the
Years Ended December 31, 2002, 2001 and 2000................................  44

Consolidated Statements of Comprehensive Income for the Years Ended
December 31, 2002, 2001 and 2000............................................  46

Notes to Consolidated Financial Statements..................................  47



               REPORTS OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors and Shareholders of
London Pacific Group Limited
Jersey, Channel Islands

       We have audited the accompanying consolidated balance sheet of London Pacific Group Limited (the "Company") as of December 31, 2002 and the related consolidated statements of income, shareholders' equity, cash flows, and comprehensive income for the year then ended. We have also audited the schedules on pages 91 to 96 in Item 15 (the "Schedules"). These financial statements and the Schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the Schedules based on our audit.

       We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

       In our opinion, the consolidated financial statements and the Schedules referred to above present fairly, in all material respects, the financial position of London Pacific Group Limited at December 31, 2002 and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

       As discussed in Notes 3 and 8 to the consolidated financial statements, the Company changed its method of accounting for goodwill in 2002, in accordance with Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets."



/s/  BDO Seidman, LLP
San Francisco, California
February 28, 2003, except for Note 2 which is as of March 10, 2003

To the Board of Directors and Shareholders of London Pacific Group Limited


       In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of London Pacific Group Limited and its subsidiaries at December 31, 2001, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index appearing under Item 15 on page 88, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.



/s/  PricewaterhouseCoopers
Chartered Accountants
Jersey, Channel Islands
April 1, 2002, except for Note 4 as for which the date is March 19, 2003

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                             December 31,
                                                                                   --------------------------------
                                                                                        2002             2001(1)
                                                                                   --------------    --------------
                                            ASSETS

Investments (principally of life insurance subsidiary):
   Fixed maturities:
     Available-for-sale, at fair value (amortized cost: $30,481 and $116,853
       as of December 31, 2002 and 2001, respectively)............................   $     30,335      $    117,701
     Held-to-maturity, at amortized cost (fair value: $0 and $871
       as of December 31, 2002 and 2001, respectively)............................              -               871
   Equity securities:
     Trading, at fair value (cost: $26,785 and $64,175 as of December 31,
       2002 and 2001, respectively) ..............................................         16,505            67,617
     Available-for-sale, at fair value (cost: $8,983 and $17,297 as of
       December 31, 2002 and 2001, respectively) .................................          7,233            15,303
                                                                                   --------------    --------------
Total investments ................................................................         54,073           201,492

Cash and cash equivalents ........................................................         16,272            61,317
Accrued investment income ........................................................            900             3,214
Deferred policy acquisition costs ................................................              -             3,113
Property and equipment, net ......................................................          3,301             4,168
Goodwill..........................................................................          2,568             2,964
Other assets .....................................................................          3,099             8,350
Total assets of discontinued operations ..........................................              -         2,254,508
                                                                                   --------------    --------------
Total assets .....................................................................   $     80,213        $2,539,126
                                                                                   --------------    --------------
                                                                                   --------------    --------------
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Life insurance policy liabilities ................................................        $35,441          $131,831
Notes payable ....................................................................          9,314            36,874
Accounts payable and accruals ....................................................          3,382            12,786
Guarantees under bank facility ...................................................         10,590                 -
Total liabilities of discontinued operations .....................................              -         2,135,982
                                                                                   --------------    --------------
Total liabilities ................................................................         58,727         2,317,473
                                                                                   --------------    --------------
Commitments and contingencies (See Notes 12 and 15)

Shareholders' equity:
Ordinary shares, $0.05 par value per share: 86,400,000 shares authorized;
   64,439,073 shares issued and outstanding as of December 31, 2002
   and 2001.......................................................................          3,222             3,222
Additional paid-in capital .......................................................         68,394            68,346
Retained earnings ................................................................         16,054           223,590
Employee benefit trusts, at cost (13,684,881 and 13,698,181 shares as of
   December 31, 2002 and 2001, respectively) .....................................        (63,571)          (63,599)
Accumulated other comprehensive loss .............................................         (2,613)           (9,906)
                                                                                   --------------    --------------
Total shareholders' equity .......................................................         21,486           221,653
                                                                                   --------------    --------------
Total liabilities and shareholders' equity .......................................   $     80,213        $2,539,126
                                                                                   --------------    --------------
                                                                                   --------------    --------------

(1)  Reclassifications  have been made related to discontinued  operations - see
Note 4.

          See accompanying Notes to Consolidated Financial Statements.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share and ADS amounts)

                                                                                         Years Ended December 31,
                                                                                   ------------------------------------
Continuing operations:                                                                2002        2001(1)      2000(1)
                                                                                   ----------   ----------   ----------
Revenues:
Investment income............................................................      $    6,647   $    8,264   $    3,813
Insurance policy charges (credits)...........................................           1,155           (7)           -
Financial advisory services, asset management and other fee income(2)  ......          24,309       35,269       40,140
Net realized investment gains (losses).......................................         (21,507)      18,507      153,681
Change in net unrealized investment gains and losses on trading
   securities ...............................................................         (22,483)    (230,981)     (79,091)
                                                                                   ----------   ----------   ----------
                                                                                      (11,879)    (168,948)     118,543
Expenses:
Interest credited on insurance policyholder accounts.........................           6,031        6,314        1,201
Amortization of deferred policy acquisition costs............................           2,952          932          115
Operating expenses...........................................................          35,841       44,676       50,056
Goodwill amortization and write-offs.........................................             396          221          248
Interest expense.............................................................           1,033        2,306          727
                                                                                   ----------   ----------   ----------
                                                                                       46,253       54,449       52,347
                                                                                   ----------   ----------   ----------
Income (loss) from continuing operations before income taxes.................         (58,132)    (223,397)      66,196

Income tax expense ..........................................................           4,078          648          201
                                                                                   ----------   ----------   ----------
Income (loss) from continuing operations.....................................         (62,210)    (224,045)      65,995

Discontinued operations:
Loss from discontinued operations, net of income
   tax benefit of $7,730, $57,091 and $17,648, respectively..................        (104,762)    (120,739)     (33,538)
Loss on disposal of discontinued operations, net of income
   tax benefit of $0.........................................................         (38,532)           -            -
                                                                                   ----------   ----------   ----------
Loss on discontinued operations..............................................        (143,294)    (120,739)     (33,538)
                                                                                   ----------   ----------   ----------
Net income (loss)............................................................      $ (205,504)  $ (344,784)  $   32,457
                                                                                   ----------   ----------   ----------
                                                                                   ----------   ----------   ----------

(1)    Reclassifications have been made related to discontinued operations - see
       Note 4.

(2) Includes amounts of $3,632, $11,831 and $10,240 for revenues earned from entities included in discontinued operations for the years ended December 31, 2002, 2001 and 2000.

          See accompanying Notes to Consolidated Financial Statements.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                  CONSOLIDATED STATEMENTS OF INCOME (continued)
                (In thousands, except per share and ADS amounts)

                                                                                         Years Ended December 31,
                                                                                   ------------------------------------
                                                                                      2002        2001(1)     2000(1)
                                                                                   ----------   ----------   ----------

Basic earnings (loss) per share and ADS(2):
Basic earnings (loss) per share:
Continuing operations........................................................      $    (1.23)  $    (4.39)  $     1.30
Discontinued operations......................................................           (2.82)       (2.37)       (0.66)
                                                                                   ----------   ----------   ----------
                                                                                   $    (4.05)  $    (6.76)  $     0.64
                                                                                   ----------   ----------   ----------
                                                                                   ----------   ----------   ----------
Basic earnings (loss) per ADS(2):
Continuing operations........................................................      $   (12.26)  $   (43.94)  $    12.99
Discontinued operations......................................................          (28.23)      (23.68)       (6.60)
                                                                                   ----------   ----------   ----------
                                                                                   $   (40.49)  $   (67.62)  $     6.39
                                                                                   ----------   ----------   ----------
                                                                                   ----------   ----------   ----------

Diluted earnings (loss) per share and ADS(2):
Diluted earnings (loss) per share:
Continuing operations........................................................      $    (1.23)  $    (4.39)  $     1.09
Discontinued operations......................................................           (2.82)       (2.37)       (0.55)
                                                                                   ----------   ----------   ----------
                                                                                   $    (4.05)  $    (6.76)  $     0.54
                                                                                   ----------   ----------   ----------
                                                                                   ----------   ----------   ----------
Diluted earnings (loss) per ADS(2):
Continuing operations........................................................      $   (12.26)  $   (43.94)  $    10.87
Discontinued operations......................................................          (28.23)      (23.68)       (5.52)
                                                                                   ----------   ----------   ----------
                                                                                   $   (40.49)  $   (67.62)  $     5.35
                                                                                   ----------   ----------   ----------
                                                                                   ----------   ----------   ----------

(1)    Reclassifications have been made related to discontinued operations - see
       Note 4.

(2) ADS amounts have been restated to reflect the one-for-ten reverse split in June 2002.

          See accompanying Notes to Consolidated Financial Statements.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                         Years Ended December 31,
                                                                                   ------------------------------------
                                                                                      2002        2001(1)     2000(1)
                                                                                   ----------   ----------   ----------

Cash flows from continuing operating activities:
Net income (loss)............................................................      $  (62,210)  $ (224,045)  $   65,995

Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
Loss on disposal of tangible assets..........................................             245            -            -
Depreciation and amortization ...............................................           1,734        1,332          808
Amortization of deferred policy acquisition costs ...........................           2,952          932          115
Deferred income tax expense (benefit) .......................................           5,537       (1,066)         124
Interest credited on insurance policyholder accounts.........................           6,031        6,314        1,200
Net realized investment losses (gains).......................................          21,507      (18,507)    (153,681)
Change in net unrealized investment gains and losses
   on trading securities.....................................................          22,483      230,981       79,091
Net amortization of investment premiums and discounts........................             289          311           81
Stock based employee compensation expense....................................               -          530        2,943

Net changes in operating assets and liabilities:
   Trading equity securities.................................................          32,623      (92,558)     119,509
   Accrued investment income ................................................           2,314       (1,284)      (1,738)
   Deferred policy acquisition costs ........................................            (250)      (2,142)      (1,505)
   Other assets .............................................................             848        3,209        3,581
   Life insurance policy liabilities.........................................               4          175          389
   Accounts payable, accruals and other liabilities .........................          (3,689)      (7,929)     (16,837)
   Income taxes payable .....................................................          (2,846)         145         (718)

Other operating cash flows ..................................................            (471)       1,349        1,149
                                                                                   ----------   ----------   ----------
Net cash provided by (used in) continuing operations ........................          27,101     (102,253)     100,506
                                                                                   ----------   ----------   ----------
Write-off of doubtful receivables from discontinued operations...............         (15,614)           -            -
Capital paid in to discontinued operations...................................               -      (48,377)      (4,335)
Amounts due from discontinued operations.....................................          (2,798)      22,011      (20,322)
                                                                                   ----------   ----------   ----------
Net cash used in discontinued operations ....................................         (18,412)     (26,366)     (24,657)
                                                                                   ----------   ----------   ----------
Net cash provided by (used in) operating activities .........................           8,689     (128,619)      75,849
                                                                                   ----------   ----------   ----------
Cash flows from investing activities:
Purchases of held-to-maturity fixed maturity securities .....................          (2,828)      (1,959)      (1,913)
Purchases of available-for-sale fixed maturity securities ...................          (7,447)     (80,190)     (48,509)
Purchases of available-for-sale equity securities............................               -      (16,000)    (106,055)
Proceeds from redemption of held-to-maturity fixed maturity securities.......               -        1,733        6,317
Proceeds from sale of available-for-sale fixed maturity securities ..........          96,884        3,664          962
Proceeds from sale of available-for-sale equity securities ..................               -      149,358       56,635
Capital expenditures.........................................................            (712)      (1,033)      (3,392)
Other cash flows from investing activities ..................................               -            -        3,110
                                                                                   ----------   ----------   ----------
Net cash provided by (used in) investing activities .........................          85,897       55,573      (92,845)
                                                                                   ----------   ----------   ----------

          See accompanying Notes to Consolidated Financial Statements.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                                 (In thousands)

                                                                                         Years Ended December 31,
                                                                                   ------------------------------------
                                                                                      2002        2001(1)     2000(1)
                                                                                   ----------   ----------   ----------

Cash flows from financing activities:
Insurance policyholder contract deposits ....................................           6,827       74,368       52,838
Insurance policyholder benefits paid ........................................        (117,063)      (2,999)        (336)
Issuance of Ordinary Shares .................................................               -            3            -
Purchases of Ordinary Shares by the employee benefit trusts..................               -       (6,005)     (12,712)
Proceeds from disposal of shares by the employee benefit trusts..............              43          440        8,407
Dividends paid ..............................................................          (2,032)     (11,802)     (11,625)
Proceeds from issuance of notes payable......................................           2,440            -       35,000
Repayments of notes payable..................................................         (30,000)           -         (593)
                                                                                   ----------   ----------   ----------
Net cash provided by (used in) financing activities .........................        (139,785)      54,005       70,979
                                                                                   ----------   ----------   ----------

Net increase (decrease) in cash and cash equivalents ........................         (45,199)     (19,041)      53,983
Cash and cash equivalents at beginning of year (1) ..........................          61,317       80,395       26,795
Foreign currency translation adjustment .....................................             154          (37)        (383)
                                                                                   ----------   ----------   ----------
Cash and cash equivalents at end of year (1).................................      $   16,272   $   61,317   $   80,395
                                                                                   ----------   ----------   ----------
                                                                                   ----------   ----------   ----------


Supplemental disclosure of cash flow information(1):

Cash paid (received) during the year for:
Interest ....................................................................      $    1,024   $      930   $       50
Income taxes (net of amounts recovered) .....................................      $    1,409   $    1,584   $    1,189

Supplemental disclosure of non-cash investing activities:
Exchange of available-for-sale equity securities for trading equity
   securities................................................................      $       22   $      117   $   56,523
Stock based employee compensation expense....................................      $        -   $      530   $    2,943

(1)  Amounts reflect continuing operations only.

          See accompanying Notes to Consolidated Financial Statements.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                (In thousands, except per share and ADS amounts)

                                                                                           Accumulated
                                                                                               Other
                                    Ordinary Shares   Additional                Employee      Compre-       Total
                               ---------------------    Paid-in    Retained      Benefit      hensive   Shareholders'
                                 Number     Amount     Capital     Earnings      Trusts        Loss        Equity
                               ---------- ---------- ----------- -----------   ---------   ----------- -------------
Balance as of January 1, 2000      64,433  $   3,222  $   62,307   $ 559,344   $ (54,033)    $ (18,365)   $ 552,475

Net income......................        -          -           -      32,457           -             -       32,457
Change in net unrealized
   gains and losses on
   available-for-sale securities        -          -           -           -           -        (6,837)      (6,837)
Foreign currency translation
   adjustment...................        -          -           -           -           -           (42)         (42)
Exercise of employee share
   options, including income
   tax effect...................        -          -       2,676           -       8,742             -       11,418
Extension of employee
   share options................        -          -       2,943           -           -             -        2,943
Net realized gains (losses) on
   disposal of shares held by
   the employee benefit trusts..        -          -        (335)          -           -             -         (335)
Cash dividends (23.2 cents
   net per share and $2.32
   per ADS)(1)..................       -           -           -    (11,625)           -             -      (11,625)
Purchase of shares by the
   employee benefit trusts......        -          -           -           -     (12,712)            -      (12,712)
                               ---------- ---------- ----------- -----------   ---------   ----------- ------------
Balance as of
   December 31, 2000............   64,433  $   3,222   $  67,591   $ 580,176   $ (58,003)    $ (25,244)   $ 567,742
                               ---------- ---------- ----------- -----------   ---------   ----------- ------------
                               ---------- ---------- ----------- -----------   ---------   ----------- ------------

Net loss........................        -  $       -   $       -   $(344,784)  $       -     $       -    $(344,784)
Change in net unrealized
   gains and losses on
   available-for-sale securities        -          -           -           -           -        15,453       15,453
Foreign currency translation
   adjustment...................        -          -           -           -           -          (115)        (115)
Exercise of employee share
   options, including income
   tax effect...................        6          -         191           -         409             -          600
Grant of employee share
   options below fair market
   value........................        -          -         530           -           -             -          530
Net realized gains on disposal
   of shares held by the
   employee benefit trusts......        -          -          31           -           -             -           31
Cash dividends (23.2 cents
   net per share and $2.32
   per ADS)(1)..................        -          -           -     (11,802)          -             -      (11,802)
Issuance of Ordinary Shares.....        -          -           3           -           -             -            3
Purchase of shares by the
   employee benefit trusts......        -          -           -           -      (6,005)            -       (6,005)
                               ---------- ---------- ----------- -----------   ---------   ----------- ------------
Balance as of
   December 31, 2001............   64,439  $   3,222   $  68,346   $ 223,590   $ (63,599)   $   (9,906)   $ 221,653
                               ---------- ---------- ----------- -----------   ---------   ----------- ------------
                               ---------- ---------- ----------- -----------   ---------   ----------- ------------

(1) ADS amounts have been restated to reflect the one-for-ten reverse split in June 2002.

          See accompanying Notes to Consolidated Financial Statements.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                (In thousands, except per share and ADS amounts)

                                                                                           Accumulated
                                                                                               Other
                                    Ordinary Shares   Additional                Employee      Compre-       Total
                               ---------------------    Paid-in    Retained      Benefit      hensive   Shareholders'
                                 Number     Amount     Capital     Earnings      Trusts        Loss        Equity
                               ---------- ---------- ----------- -----------   ---------   ----------- -------------
Balance as of January 1, 2002...   64,439 $    3,222  $   68,346   $ 223,590   $ (63,599)    $  (9,906)   $ 221,653

Net loss........................        -          -           -    (205,504)          -             -     (205,504)
Change in net unrealized
   gains and losses on
   available-for-sale securities        -          -           -           -           -         7,853        7,853
Foreign currency translation
   adjustment...................        -          -           -           -           -          (560)        (560)
Exercise of employee share
   options, including income
   tax effect...................        -          -           3           -          28             -           31
Warrants issued to bank ........        -          -          30           -           -             -           30
Net realized gains on disposal..
   of shares held by the
   employee benefit trusts......        -          -          15           -           -             -           15
Cash dividends ($0.04 net
   per share and $0.40 per
   ADS ) (1)....................        -          -           -      (2,032)          -             -       (2,032)
                               ------------------------------------------------------------------------------------
Balance as of
   December 31, 2002............   64,439 $    3,222  $   68,394  $   16,054    $(63,571)    $  (2,613)  $   21,486
                               ------------------------------------------------------------------------------------
                               ------------------------------------------------------------------------------------

(1) ADS amounts have been restated to reflect the one-for-ten reverse split in June 2002.

          See accompanying Notes to Consolidated Financial Statements.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                                                         Years Ended December 31,
                                                                                   ------------------------------------
                                                                                      2002        2001(1)     2000(1)
                                                                                   ----------   ----------   ----------

Net income (loss)............................................................      $ (205,504)  $ (344,784)  $   32,457

Other comprehensive income (loss), net of deferred income taxes:

Foreign currency translation adjustments, net of income
   taxes of $0...............................................................            (560)        (115)         (42)

Change in net unrealized gains and losses related to
   continuing operations:
   Unrealized holding gains and losses on available-for-sale securities......          (1,116)      (1,623)        (149)
   Less: reclassification adjustment for gains and losses included
     in net income (loss)....................................................             366          836            -
   Deferred policy acquisition cost amortization adjustments.................            (551)         405          147

Change in net unrealized gains and losses related to
   discontinued operations:
   Change in net unrealized gains and losses on
     available-for-sale securities...........................................           5,744       35,583      (16,110)
   Deferred policy acquisition cost amortization adjustments.................          (8,044)     (13,398)       5,593
   Deferred income taxes.....................................................             805       (6,350)       3,682
   Reclassification adjustment for losses of discontinued
     operations included in net income (loss)................................          10,649            -            -
                                                                                   ----------   ----------   ----------
Other comprehensive income (loss) ...........................................           7,293       15,338       (6,879)
                                                                                   ----------   ----------   ----------
Comprehensive income (loss) .................................................      $ (198,211)  $ (329,446)  $   25,578
                                                                                   ----------   ----------   ----------
                                                                                   ----------   ----------   ----------

          See accompanying Notes to Consolidated Financial Statements.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Material Events

       During the third quarter of 2002, London Pacific Life & Annuity Company ("LPLA"), the primary insurance company of London Pacific Group Limited (the "Company"), was placed under regulatory control and rehabilitation based on LPLA's statutory capital and surplus as of June 30, 2002. On August 6, 2002, on petition of the Commissioner of Insurance of the State of North Carolina (the "Commissioner") with the unanimous approval of LPLA's board of directors, the Superior Court of Wake County in the State of North Carolina ordered the Commissioner to take possession and control of all of the property, books and accounts, documents and other records of LPLA. Based on this court order, the Company no longer exercises control over LPLA. As a result of this event, the Company has deconsolidated LPLA and recorded a charge to earnings in the third quarter of 2002 of $38.5 million for losses resulting from the disposition of LPLA.

       For further information, see Note 4 "Discontinued Operations" below.

       On July 2, 2002, the Company announced that further declines in the value of LPLA's investment portfolio due to persistent negative events in the equity and bond markets continued to erode significantly the statutory capital of LPLA and that the Company had been unsuccessful in concluding a transaction to enhance the capital of LPLA. As a consequence, LPLA discontinued the issuance of new policies as of July 2, 2002. Although the statutory capital of the Company's Jersey insurance subsidiary, London Pacific Assurance Limited ("LPAL"), had not been affected by the adverse equity and bond markets to the same extent as the statutory capital of LPLA, the Company also announced on July 2, 2002 that LPAL would discontinue writing new policies effective immediately. The decision to discontinue the issuance of new policies through LPAL was made to avoid the increased capital requirements created by additional policyholder liabilities. Subsequent to this announcement and other announcements relating to the Company and LPLA, LPAL policy surrenders increased substantially. Approximately 75% of LPAL's $140.2 million in policyholder liabilities as of June 30, 2002 had been redeemed as of December 31, 2002.


Note 2.    Subsequent Events

       On March 10, 2003, the Company announced that it had entered into a definitive agreement to sell substantially all of the business and operations of Berkeley Capital Management ("BCM") to a company majority-owned by funds under the management of Putnam Lovell NBF Private Equity ("Putnam Lovell"). The agreement is subject to certain conditions, including receipt of sufficient consents from clients of BCM to the assignment of their investment management contracts to the acquiror. The purchase price consists of $7.75 million in cash to be paid at closing subject to certain adjustments; and a further $1.0 million cash installment to be paid on December 31, 2003 subject to certain adjustments. In addition, up to $1.25 million of earn-out payments will be paid by the buyer ratably over the four quarters of 2004 if revenues received in 2003 from a new product planned for launch by BCM in 2003 exceed certain defined targets. The definitive agreement is binding on both companies and is subject to regulatory approvals and other conditions. Should the annualized revenues from BCM clients who will become clients of the acquiror fall below 90% of a base revenue, the acquiror will have the opportunity to either terminate the acquisition or renegotiate terms. The Company expects the sale to close on or before May 15, 2003. As of December 31, 2002, BCM's assets under management were approximately $1.2 billion.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Note 3.    Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

       The accompanying consolidated financial statements have been prepared by the Company in conformity with United States generally accepted accounting principles ("U.S. GAAP"). These consolidated financial statements include the accounts of the Company, its subsidiaries (with the exception of LPLA as discussed above in Note 1 "Material Events"), the Employee Share Option Trust ("ESOT") and the Agent Loyalty Opportunity Trust ("ALOT") (collectively, the "Group"). Significant subsidiaries included in the continuing operations of the Group and discussed in this document include: London Pacific Assurance Limited, London Pacific Advisors, Berkeley Capital Management and Berkeley International Capital Corporation. All intercompany transactions and balances have been eliminated in consolidation except for intercompany transactions between
continuing  and  discontinued   operations  principally  related  to  investment
management fees from LPLA (the discontinued operations) to the continuing operations.

       During the second quarter of 2002, the Company completed a one-for-ten reverse split of its American Depositary Shares ("ADSs"). On June 24, 2002, every ten of the Company's ADSs issued and outstanding were converted and reclassified into one post-split ADS. Consequently, effective from the opening of business on June 24, 2002, each ADS is equal to ten Ordinary Shares. All dividend and earnings (loss) per ADS amounts disclosed in these financial statements have been restated to reflect this split.

       The consolidated balance sheet is presented in an unclassified format as the majority of the Group's assets relate to its continuing life insurance and annuities business. The Group's other businesses are financial advisory services, asset management and venture capital management.

       The Company is incorporated under the laws of Jersey, Channel Islands. Its Ordinary Shares are traded on the London Stock Exchange and in the U.S. on the Over-the-Counter ("OTC") Bulletin Board in the form of ADSs, which are evidenced by American Depositary Receipts ("ADRs"). Pursuant to the regulations of the U.S. Securities and Exchange Commission ("SEC"), the Company is considered a U.S. domestic registrant and must file financial statements prepared under U.S. GAAP.

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

       Amortization of premiums and accretion of discounts on fixed maturity securities are reflected in earnings over the contractual terms of the investments in a manner that produces a constant effective yield. Realized gains and losses on securities are included in net income using the specific identification method. Any other-than-temporary declines in the fair value of available-for-sale or held-to-maturity securities, below the cost or amortized cost basis, are recognized as realized losses in the consolidated statements of income. The cost basis of such securities is adjusted to reflect the write-down recorded.

Deferred Policy Acquisition Costs

       Policy acquisition costs are the costs of producing life insurance and annuity business: principally commissions and certain marketing expenses which vary with, and are primarily related to, the acquisition of new business. Policy acquisition costs are deferred and amortized over the estimated lives of the policies in relation to their estimated future gross profits. Amortization is adjusted in the current year when estimates of total profits to be realized from a group of products are revised.

       Deferred  policy  acquisition  costs  are  adjusted  for  the  change  in amortization that would have been recorded if fixed maturity securities classified as available-for-sale had been sold at their stated aggregate fair value and the proceeds reinvested at current yields. The impact of this adjustment is included in accumulated other comprehensive income within shareholders' equity.

       During 2002, all deferred policy acquisition costs were written off.

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

       In accordance with Statement of Position No. 98-1 ("SOP 98-1"), "Accounting for the Costs of Computer Software Developed or Obtained for Internal Use," the Group capitalizes certain internal and external costs incurred to obtain or create internal use software. These capitalized costs are amortized over five years with the amortization period beginning when the software is ready for its intended use.

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

Goodwill

       Goodwill  is  recorded  at  acquisition  of  subsidiaries.   Goodwill  at
acquisition arises where the consideration given exceeds the fair value attributed to the separable net assets. All goodwill on acquisitions was capitalized until January 1, 2002, and amortized on a straight-line basis over its estimated useful economic life, generally 25 years. Beginning January 1, 2002, goodwill is no longer amortized, but is regularly evaluated for impairment and any impairment losses are recognized in the consolidated income statement. See the discussion in "Recently Issued Accounting Pronouncements" below.

Life Insurance Policy Liabilities, Revenues and Expenses

       Life insurance policy liabilities, premium revenues and related expenses are accounted for in accordance with Statement of Financial Accounting Standards No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments," as follows:

       i) Life insurance policy liabilities for deferred annuities are accounted for as investment-type insurance products and are recorded at accumulated value (premiums received, plus accrued interest to the balance sheet date, less withdrawals and assessed fees).

       ii) Revenues for investment-type insurance products consist of charges assessed against policy account values for surrenders.

       iii)Benefits for investment-type insurance products are charged to expense when incurred and reflect the claim amounts in excess of the policy account balance. Expenses for investment-type products include the interest credited to the policy account balance.

Revenue Recognition

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

       Management fees collected on investment management contracts are recognized proportionately over the term of the related contracts. Generally, management fees are billed in advance and calculated based upon the market value of the managed portfolios at the end of the preceding quarter. Fees collected, but not yet earned, are deferred and recognized over their respective contract period.

       London Pacific Advisors ("LPA") develops and implements web based systems for creating, managing and monitoring fee based investment accounts. It also provides investment advisory services to retail and institutional customers and portfolio support services to other investment advisors. Its revenues for these products and services are generally computed on a quarterly basis based upon the assets maintained on its

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES systems, or for which it provides advisory or support services. The revenues are recognized over the period to which they relate.

       In certain circumstances, LPA also provides custom software development and consulting implementation services for separately negotiated fees. During the year ended December 31, 2002, LPA earned approximately $150,000 for these consulting services. Revenues from consulting implementation services are recognized as such services are performed.

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

       Had compensation expense for the Group's ESOT activity been determined based upon the fair value method in accordance with SFAS 123, the Group's net income (loss) and earnings (loss) per share and ADS would have been reduced or increased to the pro forma amounts as follows:

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                                                                                         Years Ended December 31,
                                                                                   ------------------------------------
                                                                                      2002        2001(1)     2000(1)
                                                                                   ----------   ----------   ----------
                                                                                     (In thousands, except per share
                                                                                            and ADS amounts)
Net income (loss) as reported................................................      $ (205,504)  $ (344,784)  $   32,457
Add: Stock based employee compensation expense included in
   reported income (loss), net of related tax effects........................               -          530        2,943
Deduct: Total stock based employee compensation expense determined
   under fair value based methods for all awards, net of related tax effects.            (796)      (5,165)      (1,561)
                                                                                   ----------   ----------   ----------
Pro forma net income (loss) .................................................      $ (206,300)  $ (349,419)  $   33,839
                                                                                   ----------   ----------   ----------
                                                                                   ----------   ----------   ----------

Basic earnings (loss) per share:
As reported..................................................................           (4.05)       (6.76)        0.64
Pro forma....................................................................           (4.06)       (6.85)        0.67
Basic earnings (loss) per ADS (1):
As reported..................................................................          (40.49)      (67.62)        6.39
Pro forma....................................................................          (40.65)      (68.53)        6.66
Diluted earnings (loss) per share:
As reported..................................................................           (4.05)       (6.76)        0.54
Pro forma....................................................................           (4.06)       (6.85)        0.56
Diluted earnings (loss) per ADS (1):
As reported..................................................................          (40.49)      (67.62)        5.35
Pro forma....................................................................          (40.65)      (68.53)        5.57
Weighted average fair value of options granted
   at market price during year...............................................            0.23         2.38         9.24
Weighted average fair value of options granted
   at less than market price during year.....................................               -         2.86            -

(1) ADS amounts have been restated to reflect the one-for-ten reverse split in June 2002.

       The pro forma disclosures shown above were calculated for all options granted after December 31, 1994 using a Black-Scholes option pricing model with the following assumptions:

                                                                                      2002        2001        2000
                                                                                   ----------   ----------   ----------
Expected dividend yield (2)..................................................               -            -            -
Expected stock price volatility..............................................            125%          76%          67%
Risk-free interest rate......................................................           3.95%        5.09%        6.07%
Weighted average expected life (in years)....................................               5           5            5

(2) As the Company paid a constant dividend amount for 2001 and 2000, a deduction to the share price was made in the amount of the net present value of the dividend and the dividend yield in the option pricing model was set to zero. For 2002, the deduction to the share price was zero, as future dividends have not been assumed.

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

       The Group provides a valuation allowance for deferred income tax assets if it is more likely than not that some portion of the deferred income tax asset will not be realized. The Group includes in income any increase or decrease in a valuation allowance that results from a change in circumstances that causes a change in judgment about the realization of the related deferred income tax asset.

       The Group includes in additional paid-in capital the tax benefit on share options exercised during the period to the extent that such exercises result in a permanent difference between financial statement and tax basis compensation expense.

Earnings Per Share and ADS

       The Group calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." This statement requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income or loss by the weighted average number of Ordinary Shares outstanding during the applicable period, excluding shares held by the ESOT and the ALOT which are regarded as treasury stock for the purposes of this calculation. The Group has issued employee share options, which are considered potential common stock under SFAS
128. The Company has also issued Ordinary Share warrants to Bank of Scotland in connection with the Company's bank facility, which are also considered potential common stock under SFAS 128. Diluted earnings per share is calculated by dividing net income by the weighted average number of Ordinary Shares outstanding during the applicable period as adjusted for these potentially dilutive options which are determined based on the "Treasury Stock Method."

Foreign Currencies

       The Group uses the (pound) sterling as the functional currency for LPAL and the U.S. dollar as the functional currency for the Company and all other significant subsidiaries. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities into an entity's functional currency are included in other operating expense in the consolidated statements of income. For entities using a (pound) sterling functional currency, assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the prevailing exchange rates at the balance sheet date and income and expense items are translated to U.S. dollars at average exchange rates in effect during the period. The resulting translation adjustment is shown as a separate component of other comprehensive income in shareholders' equity. Foreign currency transaction gains and losses are recorded in the results of operations, and were not material in all periods presented.

Comprehensive Income

       Comprehensive income consists of net income; changes in unrealized gains and losses on available-for-sale securities, net of income taxes and deferred policy acquisition cost amortization adjustments; and foreign currency translation gains or losses arising on the translation of the Group's non-U.S. dollar based subsidiaries.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Recently Issued Accounting Pronouncements

       In June 2002, the FASB issued Statement of Financial Accounting Standard No. 146 ("SFAS 146"), "Accounting for Costs Associated with Exit or Disposal Activities." SFAS 146 requires the Group to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. SFAS 146 replaces Emerging Issues Task Force Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The provisions of SFAS 146 will be applied prospectively to exit or disposal activities initiated after December 31, 2002. The Group's management believes that the adoption of SFAS 146 will not have a significant effect on its consolidated financial statements.

       In December 2002, the FASB amended Statement of Financial Accounting Standard No. 123 "Accounting for Stock-Based Compensation" ("SFAS 123") by issuing Statement of Financial Accounting Standard No. 148 ("SFAS 148"), "Accounting for Stock-Based Compensation, Transition and Disclosure." SFAS 148 provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock based employee compensation. Additionally, the statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in the annual and interim financial statements about the method of accounting for stock based employee compensation and the effect of the method used on reported results. SFAS 148 is effective for financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. In compliance with SFAS 148, the Group has elected to continue to follow the intrinsic value method in accounting for its stock based compensation and has made the applicable disclosures in this Note 3 above.

       In November 2002, the FASB approved FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness to Others". FIN 45 elaborates on the existing disclosure requirements for most guarantees. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under that guarantee and must disclose that information in its interim and annual financial statements. The disclosure requirements of FIN 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The Group has adopted the disclosure provisions of this interpretation as of December 31, 2002. The Group's management does not expect the initial recognition and measurement provisions for guarantees issued or modified after December 31, 2002 to have a material impact on its consolidated financial statements.

       In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which requires the consolidation of variable interest entities ("VIE"), as defined in FIN 46. FIN 46 is applicable to financial statements to be issued by the Group after 2002; however, disclosures are required currently if the Group expects to consolidate any variable interest entities. As of December 31, 2002, the Group does not have entities meeting the definition of a VIE and does not expect the adoption of FIN 46 to have an impact on its financial statements.

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

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Reclassifications

       Certain reclassifications were made to prior year amounts to conform with the current year's presentation. These reclassifications had no effect on the net income or shareholders' equity for the prior years.


Note 4.   Discontinued Operations

       As described above in Note 1 "Material Events," the Group, with the unanimous approval of LPLA's board of directors, ceded control of LPLA to the North Carolina insurance regulators on August 6, 2002. In connection therewith, the Group deconsolidated LPLA and recorded a charge to earnings of $38.5 million. Although LPLA was placed under regulatory control and rehabilitation, the Group will not regain control or receive any benefit from LPLA in the future. As such, in accordance with SFAS 144, the results of operations of LPLA (pre-rehabilitation) have been reported in discontinued operations. Under SFAS 144, the results of operations of a discontinued business, and any impairment losses related to a discontinued business, are reported separately in the income statement under discontinued operations for the current and prior periods, and in the prior period balance sheet as total assets of discontinued operations and total liabilities of discontinued operations.

       A summary of LPLA's pre-tax operating results for the years ended December 31, 2002, 2001 and 2000, and LPLA's total assets and total liabilities as of December 31, 2001, are shown below.

                                                                                        Years ended December 31,
                                                                                   ------------------------------------
                                                                                    2002 (1)       2001         2000
                                                                                   ----------   ----------   ----------
                                                                                              (In thousands)
Revenues:
Investment income before intercompany management fee expense.................      $   62,453   $  134,758   $  112,192
Intercompany management fee expense (2)......................................          (3,632)     (11,831)     (10,240)
Other income.................................................................           4,176        7,048        9,084
Net realized and change in net unrealized investment gains
   and losses................................................................         (97,618)    (164,773)     (40,058)
                                                                                   ----------   ----------   ----------
Total revenues and net investment gains (losses).............................         (34,621)     (34,798)      70,978

Expenses:
Interest credited on insurance policyholder accounts.........................          56,133      112,651       92,864
Amortization of deferred policy acquisition costs............................          17,145       22,808       21,040
Other expenses...............................................................           4,593        7,573        8,260
                                                                                   ----------   ----------   ----------
Total expenses...............................................................          77,871      143,032      122,164
                                                                                   ----------   ----------   ----------
Loss before income taxes.....................................................      $ (112,492)  $ (177,830)  $  (51,186)
                                                                                   ----------   ----------   ----------
                                                                                   ----------   ----------   ----------

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

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES


                                                                                               December 31,
                                                                                                  2001
                                                                                              --------------
                                                                                              (In thousands)
Assets of discontinued operations:
Cash and investments....................................................................        $1,755,260
Deferred policy acquisition costs.......................................................           165,713
Assets held in separate accounts........................................................           227,675
Reinsurance assets......................................................................            42,025
Other assets............................................................................            63,835
                                                                                              ------------
Total assets of discontinued operations.................................................        $2,254,508
                                                                                              ------------
                                                                                              ------------

Liabilities of discontinued operations:
Life insurance policy liabilities.......................................................        $1,900,022
Liabilities related to separate accounts................................................           226,015
Accounts payable, accruals and other liabilities........................................             9,945
                                                                                              ------------
Total liabilities of discontinued operations............................................        $2,135,982
                                                                                              ------------
                                                                                              ------------

       LPLA had been included in the Group's life insurance and annuities business segment.


       The loss on disposal of discontinued operations, net of tax, was recorded in the third quarter of 2002 and reported in the Group's Form 10-Q as follows:

                                                                                              (In thousands)

Net unrealized losses on available-for-sale securities, net of
   deferred policy acquisition cost amortization adjustments and deferred income taxes...       $   10,649
Impairment on long-lived assets (LPLA's net assets)......................................           12,269
Write-off of doubtful receivables from LPLA..............................................           15,614
                                                                                              ------------
                                                                                                    38,532
Income tax benefit.......................................................................                -
                                                                                              ------------
Net loss on disposal of discontinued operations..........................................       $   38,532
                                                                                              ------------
                                                                                              ------------

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Note 5.    Investments

Summary Cost and Fair Value Information

Fixed Maturity Securities

       An analysis of fixed maturity securities is as follows:

                                                                       December 31,
                            --------------------------------------------------------------------------------------------------
                                                 2002                                               2001
                            ----------------------------------------------      ----------------------------------------------
                                           Gross      Gross     Estimated                      Gross      Gross     Estimated
                             Amortized  Unrealized  Unrealized      Fair        Amortized   Unrealized  Unrealized     Fair
                                Cost       Gains     Losses       Value            Cost        Gains      Losses      Value
                            ----------  ----------  ----------  ----------      ----------  ----------  ----------  ----------
                                                                     (In thousands)
Available-for-Sale:
Non-U.S. government
  debt securities.......... $        -  $        -  $        -  $        -      $    7,629  $       97  $        -  $    7,726
Non-U.S. corporate
  debt securities..........     12,709         115          (9)     12,815          64,323         981        (359)     64,945
Corporate debt securities       17,772          90        (342)     17,520          44,901         477        (348)     45,030
                            ----------  ----------  ----------  ----------      ----------  ----------  ----------  ----------
                            $   30,481  $      205  $     (351) $   30,335      $  116,853  $    1,555  $     (707) $  117,701
                            ----------  ----------  ----------  ----------      ----------  ----------  ----------  ----------
Held-to-Maturity:
Private corporate debt
  securities............... $        -  $        -  $        -  $        -      $      871  $        -  $        -  $      871
                            ----------  ----------  ----------  ----------      ----------  ----------  ----------  ----------
Total fixed maturity
  securities............... $   30,481  $      205  $     (351) $   30,335      $  117,724  $    1,555  $     (707) $  118,572
                            ----------  ----------  ----------  ----------      ----------  ----------  ----------  ----------
                            ----------  ----------  ----------  ----------      ----------  ----------  ----------  ----------

       No fixed maturity securities classified as held-to-maturity were sold during 2002, 2001 or 2000. During 2002, $871,000 in private corporate debt securities classified as held-to-maturity were considered by management to be other-than-temporarily impaired and consequently their amortized cost was reduced to zero during 2002.

       During 2000, fixed maturity securities classified as held-to-maturity with an aggregate carrying value of $23,397,000 were exchanged into preferred stock and classified as available-for-sale. The exchanges resulted from refinancings by the investee companies and there were no gains or losses recorded in the consolidated income statement. There were no such transfers in 2001 or 2002.

       As of December 31, 2002, there were no non-income producing fixed maturity securities for the twelve months preceding December 31, 2002.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Contractual Maturities

       The amortized cost and estimated fair value of fixed maturity securities as of December 31, 2002 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities as certain issuers have the right to call and certain borrowers have the right to prepay obligations without penalty.

                                                          Available-for-Sale                  Held-to-Maturity
                                                   -------------------------------   ------------------------------
                                                                      Estimated                        Estimated
                                                      Amortized         Fair            Amortized        Fair
                                                        Cost            Value             Cost           Value
                                                   ---------------  --------------   --------------  --------------
                                                                            (In thousands)

Due in one year or less ..........................     $    13,070     $    13,213      $         -    $          -
Due after one year through five years.............          17,411          17,122                -               -
                                                    --------------  --------------   --------------  --------------
                                                       $    30,481     $    30,335      $         -    $          -
                                                    --------------  --------------   --------------  --------------
                                                    --------------  --------------   --------------  --------------

Equity Securities

       Equity  securities  are  comprised  of  available-for-sale   and  trading
securities. An analysis of equity securities is as follows:


                                                                       December 31,
                            --------------------------------------------------------------------------------------------------
                                                 2002                                               2001
                            ----------------------------------------------      ----------------------------------------------
                                           Gross      Gross     Estimated                      Gross      Gross     Estimated
                                        Unrealized  Unrealized      Fair                    Unrealized  Unrealized     Fair
                                Cost       Gains     Losses       Value            Cost        Gains      Losses      Value
                            ----------  ----------  ----------  ----------      ----------  ----------  ----------  ----------
                                                                     (In thousands)
Private corporate equity
  securities............... $    8,983  $        -  $   (1,750) $    7,233      $   17,155  $        -  $   (1,875) $   15,280
Other equity securities ...          -           -           -           -             142           -        (119)         23
                            ----------  ----------  ----------  ----------      ----------  ----------  ----------  ----------
Total available-for-sale
  equity securities........      8,983           -      (1,750)      7,233          17,297           -      (1,994)     15,303

Trading securities.........     26,785       5,236     (15,516)     16,505          64,175      16,317     (12,875)     67,617
                            ----------  ----------  ----------  ----------      ----------  ----------  ----------  ----------
Total equity securities.... $   35,768  $    5,236  $  (17,266) $   23,738      $   81,472  $   16,317  $  (14,869) $   82,920
                            ----------  ----------  ----------  ----------      ----------  ----------  ----------  ----------
                            ----------  ----------  ----------  ----------      ----------  ----------  ----------  ----------

       Trading securities are carried at fair value with changes in net unrealized gains and losses of $(22,483,000), $(230,981,000) and $(79,091,000)
included in earnings for the years ended December 31, 2002, 2001 and 2000, respectively. During 2002, the loss from the change in net unrealized gains and losses on trading securities included a reclassification adjustment of
$8,761,000 related to securities purchased from LPLA at above the Group's original cost.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Investment Concentration and Risk

       As of December 31, 2002, fixed maturity securities held by the Group included investments in General Motors of $7,974,000, British Telecom of $3,270,000, Daimler Chrysler of $3,269,000, Ford Motor Credit of $3,220,000, Fiat Finance of $2,871,000, North American Capital of $2,819,000 and Clarica of $2,771,000. Equity securities held by the Group primarily included investments in Agility Communications, Inc. of $3,375,000, Alacritech, Inc. of $2,250,000, New Focus, Inc. of $2,496,000 and Packeteer, Inc. of $11,402,000. These eleven corporate issuers each represented more than ten percent of shareholders' equity as of December 31, 2002.

       As of December 31, 2001, there were no investments in either fixed maturity or equity securities in any one issuer representing more than ten percent of shareholders' equity. Fixed maturity securities considered less than investment grade approximated 10.7% and 7.5% of total fixed maturity securities as of December 31, 2002 and 2001, respectively.

Net Unrealized Gains (Losses) on Available-for-Sale Securities

       The net unrealized losses on fixed maturity securities classified as available-for-sale as of December 31, 2002 totaled $146,000. There were no related deferred policy acquisition cost adjustments or income taxes. As of December 31, 2001, for continuing operations, the net unrealized gains on fixed maturity securities classified as available-for-sale after deferred policy acquisition cost adjustments were $1,399,000.

       The net unrealized losses on equity securities classified as available-for-sale as of December 31, 2002 totaled $1,750,000. There were no related income taxes. As of December 31, 2001, for continuing operations, the net unrealized losses on equity securities classified as available-for-sale totaled $1,994,000.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

       Changes  in  net  unrealized  gains  and  losses  on   available-for-sale
securities included in other comprehensive income for the years ended December 31, 2000 and 2001 and 2002 were as follows:

                                                                                       Net Unrealized Gains (Losses)
                                                                                   ------------------------------------
                                                                                     Fixed
                                                                                    Maturity      Equity
                                                                                   Securities   Securities      Total
                                                                              -    ----------   ----------   ----------
                                                                                             (In thousands)

Net unrealized losses on available-for-sale securities as of
  December 31, 1999..........................................................      $  (16,030)  $   (2,335)  $  (18,365)

Changes during the year ended December 31, 2000 for continuing operations:
   Unrealized holding gains and losses on available-for-sale securities......            (335)         186         (149)
   Reclassification adjustment for gains and losses included in net income (loss)           -            -            -
   Decrease in amortization of deferred policy acquisition costs.............             147            -          147
Changes during the year ended December 31, 2000 for discontinued operations:
   Change in net unrealized gains and losses on available-for-sale securities          (9,862)      (6,248)     (16,110)
   Decrease in amortization of deferred policy acquisition costs.............           5,593            -        5,593
   Decrease in deferred income tax liabilities...............................           1,494        2,188        3,682
                                                                                   ----------   ----------   ----------
Net unrealized losses on available-for-sale securities as of
   December 31, 2000.........................................................         (18,993)      (6,209)     (25,202)

Changes during the year ended December 31, 2001 for continuing operations:
   Unrealized holding gains and losses on available-for-sale securities......             458       (2,081)      (1,623)
   Reclassification adjustment for gains and losses included in net income (loss)         724          112          836
   Decrease in amortization of deferred policy acquisition costs.............             405            -          405
Changes during the year ended December 31, 2001 for discontinued operations:
   Change in net unrealized gains and losses on available-for-sale securities          27,687        7,896       35,583
   Increase in amortization of deferred policy acquisition costs.............         (13,398)           -      (13,398)
   Increase in deferred income tax liabilities...............................          (5,001)      (1,349)      (6,350)
                                                                                   ----------   ----------   ----------
Net unrealized losses on available-for-sale securities as of
   December 31, 2001.........................................................          (8,118)      (1,631)      (9,749)

Changes during the year ended December 31, 2002 for continuing operations:
   Unrealized holding gains and losses on available-for-sale securities......            (116)      (1,000)      (1,116)
   Reclassification adjustment for gains and losses included in net income (loss)        (878)       1,244          366
   Increase in amortization of deferred policy acquisition costs.............            (551)           -         (551)
Changes during the year ended December 31, 2002 for discontinued operations:
   Change in net unrealized gains and losses on available-for-sale securities          16,584      (10,840)       5,744
   Increase in amortization of deferred policy acquisition costs.............          (8,044)           -       (8,044)
   Decrease (increase) in deferred income tax liabilities....................          (2,989)       3,794          805
   Reclassification adjustment for losses of discontinued operations included
    in net income (loss).....................................................           3,966        6,683       10,649
                                                                                   ----------   ----------   ----------
Net unrealized losses on available-for-sale securities as of
   December 31, 2002.........................................................      $     (146)  $   (1,750)  $   (1,896)
                                                                                   ----------   ----------   ----------
                                                                                   ----------   ----------   ----------

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Net Investment Income

       The details of investment income, net of investment expenses, are as follows:

                                                                                         Years Ended December 31,
                                                                                   ------------------------------------
                                                                                      2002        2001        2000
                                                                                   ----------   ----------   ----------
                                                                                             (In thousands)

Interest on fixed maturity securities........................................      $    5,972   $    6,040   $    1,412
Interest on cash and cash equivalents........................................             686        2,230        2,401
                                                                                   ----------   ----------   ----------
Gross investment income......................................................           6,658        8,270        3,813
Investment expenses..........................................................             (11)          (6)           -
                                                                                   ----------   ----------   ----------
                                                                                        6,647        8,264        3,813
Interest credited on insurance policyholder accounts.........................          (6,031)      (6,314)      (1,201)
                                                                                   ----------   ----------   ----------
Net investment income........................................................      $      616   $    1,950   $    2,612
                                                                                   ----------   ----------   ----------
                                                                                   ----------   ----------   ----------

       Investment   expenses   included  costs  of  investment   administration,
primarily custodial fees.

Realized Gains and Losses

       Information about gross and net realized gains and losses on securities transactions is as follows:

                                                                                         Years Ended December 31,
                                                                                   ------------------------------------
                                                                                      2002        2001        2000
                                                                                   ----------   ----------   ----------
                                                                                             (In thousands)

Realized gains (losses) on securities transactions:
Fixed maturities, available-for-sale:
   Gross gains...............................................................      $    1,798   $       13   $        3
   Gross losses .............................................................         (15,611)      (7,042)           -
                                                                                   ----------   ----------   ----------
Net realized gains (losses) on fixed maturities, available-for-sale .........         (13,813)      (7,029)           3
                                                                                   ----------   ----------   ----------
Fixed maturities, held-to-maturity:
   Gross losses..............................................................          (2,125)        (434)      (1,336)
                                                                                   ----------   ----------   ----------
Equity securities, trading:
   Gross gains...............................................................           5,601       36,070      155,521
   Gross losses..............................................................          (1,629)           -         (300)
                                                                                   ----------   ----------   ----------
Net realized gains on equity securities, trading ............................           3,972       36,070      155,221
                                                                                   ----------   ----------   ----------
Equity securities, available-for-sale:
   Gross gains...............................................................               -          456          110
   Gross losses..............................................................          (9,541)     (10,556)        (317)
                                                                                   ----------   ----------   ----------
Net realized losses on equity securities, available-for-sale ................          (9,541)     (10,100)        (207)
                                                                                   ----------   ----------   ----------

Net realized investment gains (losses) on securities transactions............      $  (21,507)  $   18,507   $  153,681
                                                                                   ----------   ----------   ----------
                                                                                   ----------   ----------   ----------

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

       During 2002, management determined that two private equity investments in technology companies were other-than-temporarily impaired and consequently realized losses of $8.2 million were recorded in the consolidated income statement. Certain other private corporate debt and equity investments were considered by management to be other-than-temporarily impaired and realized losses totaling $12.7 million were recorded in the consolidated income statement. In addition during 2002, one public corporate debt security classified as available-for-sale was considered by management to be other-than-temporarily impaired and a realized loss of $0.3 million was recorded in the consolidated income statement for the difference between the amortized cost and the fair value of this security.

       During 2001, management determined that one private equity investment in a technology company was other-than-temporarily impaired and consequently a realized loss of $10.0 million was recorded in the consolidated income statement. Certain other private corporate debt investments were considered by management to be other-than-temporarily impaired and realized losses totaling $0.4 million were recorded in the consolidated income statement. In addition during 2001, one public corporate debt security classified as available-for-sale was considered by management to be other-than-temporarily impaired and a realized loss of $7.0 million was recorded in the consolidated income statement for the difference between the amortized cost and the fair value of this security.


Note 6.    Deferred Policy Acquisition Costs

       Deferred policy acquisition cost activity was as follows:

                                                                                         Years Ended December 31,
                                                                                   ------------------------------------
                                                                                      2002         2001         2000
                                                                                   ----------   ----------   ----------
                                                                                              (In thousands)

Balance as of January 1......................................................      $    3,113   $    1,509   $        -
Deferral of costs relating to:
Commissions .................................................................             169        1,737        1,153
Other .......................................................................              81          405          352
                                                                                   ----------   ----------   ----------
                                                                                          250        2,142        1,505
Amortization relating to:
Operations ..................................................................           2,952          262          115
Investment gains ............................................................               -          670            -
                                                                                   ----------   ----------   ----------
                                                                                        2,952          932          115
                                                                                   ----------   ----------   ----------
Net deferral ................................................................          (2,702)       1,210        1,390
Adjustment for unrealized losses (gains) on available-for-sale fixed
   maturity securities.......................................................            (551)         405          146
Increase (decrease) due to foreign exchange..................................             140          (11)         (27)
                                                                                   ----------   ----------   ----------
Balance as of December 31 ...................................................      $        -   $    3,113   $    1,509
                                                                                   ----------   ----------   ----------
                                                                                   ----------   ----------   ----------

       Due to the events described in Note 1 "Material Events," LPAL discontinued the issuance of new policies on July 2, 2002 and since that date experienced a substantial increase in policy redemptions. Based on revised estimates of the gross profits on the remaining block of business, management determined that the balance of deferred policy acquisition costs should be written-off in full as of September 30, 2002.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Note 7.    Property and Equipment

       Property and equipment are carried at cost and consisted of the following:

                                                                                         December 31,
                                                                                   -----------------------
                                                                                      2002         2001
                                                                                   ----------   ----------
                                                                                        (In thousands)

Property, equipment and leasehold improvements.................................... $    5,029   $    5,010
Capitalized software development costs............................................      2,923        2,553
                                                                                   ----------   ----------
                                                                                        7,952        7,563
Accumulated depreciation..........................................................     (4,651)      (3,395)
                                                                                   ----------   ----------
Property and equipment, net....................................................... $    3,301   $    4,168
                                                                                   ----------   ----------
                                                                                   ----------   ----------

Note 8.    Goodwill

       Goodwill activity was as follows:

                                                                                         Years Ended
                                                                                         December 31,
                                                                                   -----------------------
                                                                                      2002         2001
                                                                                   ----------   ----------
                                                                                        (In thousands)

Cost:
Balance as of January 1 .......................................................... $    5,276   $    5,276
Goodwill written-off..............................................................       (396)           -
                                                                                   ----------   ----------
Balance as of December 31 ........................................................      4,880        5,276

Accumulated amortization:
Accumulated amortization as of January 1 .........................................      2,312        2,091
Amortization recorded.............................................................          -          221
                                                                                   ----------   ----------
Accumulated amortization as of December 31 .......................................      2,312        2,312
                                                                                   ----------   ----------
Net book value as of December 31 ................................................. $    2,568   $    2,964
                                                                                   ----------   ----------
                                                                                   ----------   ----------

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

       Had SFAS 142 been in effect prior to January 1, 2002, the Group's reported net loss and loss per share and ADS would have been as follows:

                                                                                         Years Ended
                                                                                         December 31,
                                                                                   -----------------------
                                                                                      2002         2001
                                                                                   ----------   ----------
                                                                                  (In thousands, except per
                                                                                    share and ADS amounts)
Net loss from continuing operations:
As reported....................................................................... $  (62,210)  $ (224,045)
Goodwill adjustment...............................................................          -          221
                                                                                   ----------   ----------
Adjusted.......................................................................... $  (62,210)  $ (223,824)
                                                                                   ----------   ----------
                                                                                   ----------   ----------

Basic and diluted loss per share (continuing operations):
As reported....................................................................... $    (1.23)  $    (4.39)
Effect of goodwill amortization...................................................          -            -
                                                                                   ----------   ----------
Adjusted.......................................................................... $    (1.23)  $    (4.39)
                                                                                   ----------   ----------
                                                                                   ----------   ----------
Basic and diluted loss per ADS (continuing operations):
As reported....................................................................... $   (12.26)  $   (43.94)
Effect of goodwill amortization...................................................          -         0.04
                                                                                   ----------   ----------
Adjusted.......................................................................... $   (12.26)  $   (43.90)
                                                                                   ----------   ----------
                                                                                   ----------   ----------

       In accordance with SFAS 142, the Group evaluated its carrying value of goodwill during 2002 and determined that the goodwill carried on the books of two of its subsidiaries was impaired. Advisors Insurance Services of Texas has been inactive and is in the process of being liquidated; consequently, approximately $7,000 of goodwill was written-off. Subsequent to the loss of control of LPLA and the termination of the investment management contract for LPLA's investment portfolio, the value of BICC's technology venture capital business is less certain. Consequently, BICC's goodwill balance of approximately $389,000 was written-off during 2002.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Note 9.    Other Assets

       An analysis of other assets is as follows:

                                                                                         December 31,
                                                                                   -----------------------
                                                                                      2002         2001
                                                                                   ----------   ----------
                                                                                       (In thousands)

Deferred income tax assets ....................................................... $        -   $    5,504
Prepayments ......................................................................      1,684        1,763
Receivables:
   Income tax refunds receivable..................................................         61            -
   Fee income receivable..........................................................        686          774
   Allowance for doubtful accounts................................................        (12)          (5)
   Other receivables..............................................................        182          311
   Due from brokers...............................................................        472            -
Other assets .....................................................................         26            3
                                                                                   ----------   ----------
Total other assets  .............................................................. $    3,099   $    8,350
                                                                                   ----------   ----------
                                                                                 ----------   ----------

Note 10.    Life Insurance Policy Liabilities

       An analysis of life insurance policy liabilities is as follows:

                                                                                         December 31,
                                                                                   -----------------------
                                                                                      2002         2001
                                                                                   ----------   ----------
                                                                                        (In thousands)

Deferred annuities - policyholder contract deposits .............................. $   35,441   $  131,765
Other policy claims and benefits .................................................          -           66
                                                                                   ----------   ----------
                                                                                   $   35,441   $  131,831
                                                                                   ----------   ----------
                                                                                   ----------   ----------

       The liability for future policy benefits and policyholder contract deposits was determined based on the following assumptions:

Interest Rate Assumptions

       Guaranteed reset rates were 3.0% for seven year annuity products issued in 2002. For three and five year annuity products, credited interest rates generally ranged from 3.30% to 7.40% in 2002, 3.45% to 7.40% in 2001, and from 6.50% to 7.40% in 2000.

Mortality Assumptions

       Assumed mortality rates were based on standard tables commonly used in the U.K. life insurance industry, namely the AM80 table for male lives and the AF80 table for female lives.

Withdrawal Assumptions

       Withdrawal charges on deferred annuities generally ranged from 1% to 7%, grading to zero over a period of up to 7 years.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Note 11.   Statutory Financial Information and Restrictions

       LPAL is regulated by the Jersey Financial Services Commission ("JFSC") and under Article 6 of the Insurance Business (Jersey) Law 1996 is permitted to conduct long-term insurance business. LPAL is required to submit annual audited financial statements (prepared under U.S. GAAP which is permitted), and an audited annual filing to the JFSC in the format consistent with that required by the Insurance Directorate of HM Treasury in the United Kingdom. The annual filing submitted by LPAL must be accompanied by a Certificate from the Appointed Actuary that based on sufficiently prudent assumptions, assets are sufficient to cover all liabilities. The annual filing contains a report from the Appointed Actuary on the matching of investments to liabilities.

       The JFSC sets out the conditions with which LPAL must comply and determines the reporting requirements and the frequency of reporting. These conditions include: (i) LPAL must hold, at all times, approved assets at least equal to the long-term insurance fund plus the required minimum solvency margin,
(ii) the margin of solvency must be the greater of (pound)50,000 or 2.5% of the value of the long-term business fund, (iii) a maximum of 20% of the approved assets necessary to cover the long-term insurance fund and the required minimum solvency margin may be held in private equity investments, and (iv) assets equal to not less than 90% of liabilities must be placed with approved independent custodians. As of December 31, 2002, LPAL met all of these conditions.

       LPAL is also required under the insurance laws to appoint an actuary. The actuary must be qualified as defined under the laws and is required to supervise the long-term insurance fund. No transfers, except in satisfaction of long-term insurance business liabilities, including dividends, are permitted from the long-term insurance fund without written consent from the actuary.


Note 12.    Notes Payable

       The Group's consolidated results for the quarters ended June 30, 2002 and September 30, 2002 resulted in breaches of the net worth, operating profit/interest charge and intangible asset ratio financial covenants under its bank facility with Bank of Scotland. On December 20, 2002, the Company and Bank of Scotland agreed to the terms and conditions of an amended credit facility. The new facility provided up to $23.0 million of borrowings, with an interest rate of 3.5% above the LIBOR rate on borrowings up to $10.0 million and 4.5% above the LIBOR rate on borrowings between $10.0 million and $23.0 million. (The one month LIBOR rate on December 31, 2002 was 1.38%.) The facility limit decreases at the end of each quarter, such that the facility must be repaid in full no later than December 31, 2003; however, the bank has agreed to consider an extension of the final facility expiration date in light of the overall circumstances prevailing at the time of any such request by the Company. In addition to providing the bank with security interest over certain of the Group's listed equity securities having an aggregate market value of $4.5 million as of February 28, 2003, the Company has given the bank other guarantees, pledges and security interests over certain other Group assets. The Company agreed to pay the bank a one-time restructuring fee of (pound)180,000, monthly management fees of (pound)10,000 and quarterly facility fees which begin at 0.5% per annum and increase each quarter until they reach 2.5% per annum in the third quarter of 2003 based on the average facility usage during the quarter. The Company also granted to the bank warrants to subscribe for 1,933,172 Ordinary Shares of the Company. The warrants have a subscription price of (pound)0.1143 ($0.184 at (pound)1 = $1.61) and may be exercised any time prior to February 14, 2010. New financial covenants have been set under this reducing credit facility with testing to take place as of the end of each quarter. As of December 31, 2002, the Group met the financial covenants under the facility.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

       During December 2002, the Group repaid $3.0 million to Bank of Scotland in permanent reduction of the facility to $20.0 million. As of December 31, 2002, $9.3 million was outstanding under the facility. In addition, $10.6 million of the remaining $10.7 million under the facility was utilized in the form of guarantees and letters of credit provided on behalf of certain former investee companies. During February 2003, the Group sold certain of its listed equity securities for $4.7 million and the proceeds were used to reduce the Group's borrowings to $4.6 million and the facility to $15.2 million.

       The Group's management believes that it is unlikely that the former investee companies will have the ability to repay any of their borrowings totaling $10.6 million according to the bank's quarterly repayment schedule during 2003, and thus the Group will be obligated to pay this amount on their behalf. The Group has recorded the maximum guarantee obligation of $10.6 million at December 31, 2002 on its consolidated balance sheet and has taken other-than-temporary impairment losses on the related investments in its consolidated income statement for 2002.

       The Group intends to use a combination of existing cash, proceeds from listed equity security sales and the net proceeds from the sale of BCM in order to meet the paydown schedule under the bank facility described above. In the event that the sale of BCM to Putnam Lovell (see Note 2 "Subsequent Events" above) is not completed, in order to meet its near-term obligations, the Company will be required to identify other sources of liquidity. The Group's management believes that it will still be able to meet its near-term obligations through the sale of BCM to another party or the sale of other assets.


Note 13.    Income Taxes

       The Group is subject to taxation on its income in all countries in which it operates based upon the taxable income arising in each country. However, realized gains on certain investments are exempt from Jersey and Guernsey taxation. This and other tax benefits which may not recur have reduced the tax charge in 2002, 2001 and 2000.

       The Group is subject to income tax in Jersey at a rate of 20%. In the United States, the Group is subject to both federal and California taxes charged at 34% and 8.84%, respectively.

       A breakdown of the Group's book income (loss) from continuing operations before income taxes by tax jurisdiction follows:

                                                                                          Years Ended December 31,
                                                                                   ------------------------------------
                                                                                      2002         2001         2000
                                                                                   ----------   ----------   ----------
                                                                                             (In thousands)
Income (loss) from continuing operations before income taxes:
Jersey, Guernsey and United Kingdom..........................................      $  (52,539)  $ (224,085)  $   70,227
United States................................................................          (5,593)         688       (4,031)

                                                                                   ----------   ----------   ----------
Total income (loss) from continuing operations before income taxes ..........      $  (58,132)  $ (223,397)  $   66,196
                                                                                   ----------   ----------   ----------
                                                                                   ----------   ----------   ----------

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

       The provision for income taxes differs from the amount computed by applying the Jersey, Channel Islands statutory income tax rate of 20% to income
(loss) from continuing operations before income taxes. The sources and tax effects of the difference are as follows:

                                                                                         Years Ended December 31,
                                                                                   ------------------------------------
                                                                                      2002         2001         2000
                                                                                   ----------   ----------   ----------
                                                                                           (In thousands)

Income taxes computed at Jersey statutory income tax rate of 20%.............      $  (11,626)  $  (44,679)  $   13,239
Realized and unrealized investment losses (gains) not subject to taxation
   in Jersey ................................................................           4,880       30,550      (37,344)
Other losses not deductible in Jersey........................................           2,611          627        1,676
Losses not deductible in Guernsey............................................           2,970       15,141       23,171
Taxes on income (benefits on losses) at higher than 20% statutory
   Jersey rate:
   Net income (loss) on continuing operations in the U.S.....................          (1,277)         148         (908)
Non-deductible compensation in the U.S.......................................               -        1,012          383
Exercise of employee stock options (additional paid-in capital
   adjustment)...............................................................               -            -       (1,809)
Adjustment of prior years' provisions........................................          (1,563)          59         (251)
Increase (decrease) in valuation allowance ..................................          23,958       (2,660)       1,920
Less: valuation allowance related to discontinued operations.................         (16,309)           -            -
Other........................................................................             434          450          124

                                                                                   ----------   ----------   ----------
Actual tax expense for continuing operations ................................      $    4,078   $      648   $      201
                                                                                   ----------   ----------   ----------
                                                                                   ----------   ----------   ----------

       The components of the actual tax expense for continuing operations are as follows:

                                                                                         Years Ended December 31,
                                                                                   ------------------------------------
                                                                                      2002        2001        2000
                                                                                   ----------   ----------   ----------
                                                                                             (In thousands)
Jersey, Guernsey and United Kingdom:
   Current tax expense (benefit).............................................      $     (671)  $    1,601   $    1,549
   Deferred tax expense......................................................               -            -            -

United States:
   Current tax expense (benefit).............................................            (755)         128       (1,078)
   Deferred tax expense (benefit)............................................           5,504       (1,081)        (270)

                                                                                   ----------   ----------   ----------
Total actual tax expense.....................................................      $    4,078   $      648   $      201
                                                                                   ----------   ----------   ----------
                                                                                   ----------   ----------   ----------

       The components of the actual tax expense (benefit) for discontinued operations are as follows:

United States:
   Current tax expense (benefit).............................................      $   (8,307)  $    8,635   $   (5,416)
   Deferred tax expense (benefit)............................................             577      (65,726)     (12,232)
                                                                                   ----------   ----------   ----------
                                                                                   $   (7,730)  $  (57,091)  $  (17,648)
                                                                                   ----------   ----------   ----------
                                                                                   ----------   ----------   ----------

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

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

       The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below. Net deferred income tax assets existed as of December 31, 2001 in the U.S. subsidiaries of continuing operations which file consolidated federal tax returns for two separate groups. As of December 31, 2002, full valuation allowances were provided on the net deferred tax assets of both U.S. tax groups due to the uncertainty of generating future taxable income or capital gains to benefit from the deferred tax assets. The net increase in the valuation allowance during 2002 was $23,958,000 ($7,649,000 related to continuing operations).

                                                                                         December 31,
                                                                                   -----------------------
                                                                                      2002         2001
                                                                                   ----------   ----------
                                                                                        (In  thousands)
U.S. subsidiaries (continuing operations):

Deferred income tax assets:
Net operating loss carryforwards.................................................. $    8,539   $    5,713
Capital loss carryforwards........................................................     18,774        2,687
Unrealized losses on investments..................................................        376          186
Deferred compensation.............................................................        137        1,122
Other assets......................................................................         27           19
Valuation allowance...............................................................    (27,420)      (3,462)
                                                                                   ----------   ----------
Deferred income tax assets, net of valuation allowance............................        433        6,265

Deferred income tax liabilities:
Depreciation, amortization and other..............................................       (431)        (402)
Other liabilities ................................................................         (2)        (359)
                                                                                   ----------   ----------
                                                                                         (433)        (761)
                                                                                   ----------   ----------
Net deferred income tax assets - U.S. subsidiaries
   (continuing operations)........................................................ $        -   $    5,504
                                                                                   ----------   ----------
                                                                                   ----------   ----------

       As of December 31, 2002, the U.S. subsidiaries of continuing operations had pre-tax federal net operating loss carryforwards of approximately $21.5 million expiring as follows: approximately $1.5 million from 2003 to 2012, and approximately $20.0 million from 2020 to 2022. These subsidiaries have California net operating loss carryforwards of approximately $13.8 million expiring as follows: approximately $0.5 million in 2004, and approximately $13.3 million from 2010 to 2012. The Group has recorded a full valuation allowance for the deferred tax assets arising from these carryforward amounts as of December 31, 2002.

       LPLA, the U.S. life insurance subsidiary (discontinued operations), had net deferred tax assets of $17,804,000 as of December 31, 2001 and $18,031,000 as of June 30, 2002. LPLA files a separate U.S. federal tax return.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Note 14.    Shareholders' Equity

       The Company has authorized 86,400,000 Ordinary Shares with a par value of $0.05 per share. As of December 31, 2002 and 2001, there were 64,439,073 Ordinary Shares issued and outstanding.

       A final dividend for 2001 of $0.05 gross per Ordinary Share ($0.04 net of 20% Jersey tax) and $0.40 per ADS (net of 20% Jersey tax) or $2,032,000 in total was declared and paid during 2002. Total dividends declared and paid were $0.29 gross per Ordinary Share ($0.232 net of 20% Jersey tax) and $2.32 per ADS (net of 20% Jersey tax) during each of the years ended December 31, 2001 and 2000, or $11,802,000 and $11,625,000, respectively, in total. Dividends per ADS have been restated to reflect the one-for-ten reverse split in June 2002.

       Accumulated other comprehensive income (loss) consists of two components, foreign currency translation adjustments and net unrealized gains and losses on available-for-sale securities. Accumulated foreign currency translation adjustments were $(717,000), $(157,000) and $(42,000) as of December 31, 2002,
2001 and 2000, respectively. The net unrealized losses on available-for-sale securities after deferred policy acquisition cost amortization adjustments and income taxes were $(1,896,000), $(9,749,000) and $(25,202,000) as of December
31, 2002, 2001 and 2000,  respectively.  Of these amounts,  $0, $(9,154,000) and
$(24,989,000) related to discontinued operations as of December 31, 2002, 2001 and 2000, respectively.

       The Group has two share incentive plans as described in Note 18 to the Consolidated Financial Statements. Under the terms of these plans, shares of the Company may be purchased in the open market and held in trust. These shares are owned by the employee benefit trusts, which are subsidiaries of the Company for financial reporting purposes.

       Changes in the number of shares held by The London Pacific Group 1990 Employee Share Option Trust ("ESOT") and the Agent Loyalty Opportunity Trust ("ALOT") were as follows:

                                                                  Years Ended December 31,
                                       ----------------------------------------------------------------------------
                                                  2002                      2001                       2000
                                       -----------------------   -----------------------   ------------------------
                                           ESOT         ALOT          ESOT         ALOT         ESOT         ALOT
                                       ----------   ----------   ----------   ----------   ----------    ----------
                                                                       (In thousands)

Shares held as of January 1 ..........     13,260          438       12,374          438       14,682           650
Purchased ............................          -            -        1,027            -          694             -
Exercised ............................        (13)           -         (141)           -       (3,214)            -
Transferred between trusts ...........          -            -            -            -          212          (212)
                                       ----------   ----------   ----------   ----------   ----------    ----------
Shares held as of December 31.........     13,247*         438       13,260*         438       12,374*          438
                                       ----------   ----------   ----------   ----------   ----------    ----------
                                       ----------   ----------   ----------   ----------   ----------    ----------

* 834,000, 834,000 and 604,000 were held in ADR form for the years ended December 31, 2002, 2001 and 2000, respectively.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Warrants

       On November 11, 2002, the Company agreed to grant 1,933,172 warrants to subscribe for the Company's Ordinary Shares to Bank of Scotland in connection with the extension of the Group's credit facility. The warrants were granted on February 14, 2003 and have an exercise price of (pound)0.1143 (based on the average of the closing prices of the Ordinary Shares over the trading days from November 1, 2002 through November 11, 2002), which was higher than the market price of (pound)0.09 on November 11, 2002. These warrants are exercisable at any time prior to February 14, 2010 and their fair value was determined to be $251,125, based on a risk-free rate of 2.80%, volatility of 179% and a dividend yield of zero. The Company recognized $30,625 of expense relating to these warrants in 2002. The balance of $220,500 will be recognized as an expense pro rata in 2003, with the corresponding entries to additional paid in capital.


Note 15.    Commitments and Contingencies

Lease Commitments

       The Group leases furniture, fixtures and equipment under capital and operating leases with terms in excess of one year. The Group also leases office space under operating leases. Total rent expense on operating leases in the continuing operations was $1,085,000, $933,000 and $792,000 for the years ended December 31, 2002, 2001 and 2000, respectively.

       Future minimum lease payments required under capital and non-cancellable operating leases with terms of one year or more, as of December 31, 2002, were as follows:

                                                                                       Capital        Operating
                                                                                       Leases          Leases
                                                                                     -----------     -----------
                                                                                              (In thousands)

2003 .............................................................................     $     166        $   455
2004 .............................................................................            65            490
2005 .............................................................................            29            483
2006..............................................................................             2            453
2007..............................................................................             -            425
2008 and thereafter ..............................................................             -            526
                                                                                     ------------      ---------
Total ............................................................................           262         $2,832
                                                                                                       ---------
                                                                                                       ---------
Less amounts representing interest ...............................................           (18)
                                                                                     ------------
Present value of net minimum lease payments ......................................      $    244
                                                                                     ------------
                                                                                     ------------

       Commitments eliminated as a result of the actions of the North Carolina Department of Insurance ("NCDOI") with respect to LPLA (as described in Note 1 "Material Events") for operating and capital lease commitments were approximately $10.8 million and $0, respectively.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Guarantees and Letters of Credit

       For disclosure of guarantees and letters of credit, see Note 12 to the Consolidated Financial Statements.

       In the course of the administration of LPLA in rehabilitation, the NCDOI requested information concerning the history of a limited number of investments in securities of portfolio companies during November 2002. These portfolio investments have been associated with LPLA for more than seven years, and involve intercompany transfers. The history of their investment performance and ownership is complex. The Company has complied with these requests. The Company is not able at this time to predict what conclusions the NCDOI will reach after evaluation of this information.

       The Group is involved in various legal proceedings, including claims for damages from clients of a nature considered to be normal to its business. The Company believes the ultimate settlement or other resolution of the claims will not materially affect its consolidated financial position, results of operations or cash flows.


Note 16.   Fair Value of Financial Instruments

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

       Considerable judgment is required in interpreting market data used to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

       The carrying values and estimated fair values of the Group's financial instruments were as follows:

                                                                              December 31,
                                                 ------------------------------------------------------------------
                                                                2002                               2001
                                                 --------------------------------  --------------------------------
                                                     Carrying        Estimated        Carrying          Estimated
                                                       Value        Fair Value          Value          Fair Value
                                                 ---------------  ---------------  ---------------  ---------------
                                                                           (In thousands)
Financial assets:
Cash and cash equivalents .......................    $    16,272      $    16,272      $    61,317      $    61,317
Investments:
   Fixed maturities:
       Available-for-sale........................         30,335           30,335          117,701          117,701
       Held-to-maturity..........................              -                -              871              871
   Equity securities:
       Trading...................................         16,505           16,505           67,617           67,617
       Available-for-sale........................          7,233            7,233           15,303           15,303

Financial liabilities:
Life insurance policy liabilities ...............         35,441           35,430          131,831          127,409
Notes payable....................................          9,314            9,314           36,874           36,874


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

Life Insurance Policy Liabilities: The balance sheet caption "life insurance policy liabilities" includes investment-type insurance contracts (i.e., deferred annuities). The estimated fair values of deferred annuity policies were based on their account values after deduction of surrender charges.

Notes Payable: The carrying amounts reported in the consolidated balance sheet for these instruments approximated fair value as the bank borrowings bear interest at a variable rate.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Note 17.    Employee Benefit Plan

1993 Deferred Compensation Plan

       Until June 2002, the Group sponsored a deferred compensation plan for certain U.S. employees. It was designed to allow these employees the opportunity to participate in the potential gains to be realized by the Group from selected private company investments made by the Group. Plan participants elected to defer payment of all or a portion of their compensation and then to invest in, on a "phantom" basis, securities which mirrored the performance of private investments made by the Group. The participants did not own the underlying securities and did not risk their original principal amount deemed to be invested in the underlying securities. The plan was terminated in June 2002, and all participating employees elected to take cash distributions from the plan.

       The Group's liability under this plan was as follows:

                                                                                         December 31,
                                                                                   -----------------------
                                                                                      2002          2001
                                                                                   ----------   ----------
                                                                                        (In  thousands)
Employee deferrals and realized appreciation of underlying investments
   credited to participants....................................................... $        -   $    2,227
Unrealized appreciation of underlying investments not yet credited to
   participants...................................................................          -           20
                                                                                   ----------   ----------
Deferred compensation liability .................................................. $        -   $    2,247
                                                                                   ----------   ----------
                                                                                   ----------   ----------

       The Group recognized expense related to this deferred compensation plan of $1,428,000 for the year ended December 31, 2000. For the years ended December 31, 2002 and 2001 there were credits to expense of $12,000 and $658,000, respectively, due to the reversal of unrealized appreciation on certain underlying listed investments.


Note 18.    Share Incentive Plans

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

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

       The ESOT may purchase shares of the Company in the open market, funded each year by a loan from the Company or its subsidiaries. While the loan is limited up to an annual maximum of 5% of the consolidated net assets of the Group, the ESOT is not limited as to the number of options that may be granted. The loan is secured by the shares held in the trust, is interest free, and is eliminated in the consolidated financial statements. The ESOT has waived its entitlement to dividends on any shares held. See Note 14 to the Consolidated Financial Statements for a summary of the share activity within the ESOT.

       Share option activity for the years ended December 31, 2002, 2001 and 2000 was as follows:

                                                           2002                  2001                  2000
                                                   -------------------   ------------------   --------------------
                                                             Weighted              Weighted              Weighted
                                                    Number    Average      Number   Average     Number    Average
                                                      of     Exercise        of    Exercise       of     Exercise
(Options in thousands)                              Options    Price      Options    Price      Options    Price
                                                   --------- ---------   --------- ---------   --------- ---------

Outstanding as of January 1......................    13,263   $  4.59      12,213   $  4.32      15,256    $ 3.61
Granted..........................................     5,165      0.32       2,388      5.19(1)      431     19.55
Exercised........................................       (13)     3.26        (141)     3.13      (3,214)     2.62
Forfeited........................................    (4,496)     4.35         (89)    12.44        (160)    12.59
Expired..........................................      (344)     2.42      (1,108)     2.48        (100)     2.50
                                                   --------  --------    --------  --------    --------  --------
Outstanding as of December 31....................    13,575   $  3.10      13,263   $  4.59      12,213    $ 4.32
                                                   --------  --------    --------  --------    --------  --------
                                                   --------  --------    --------  --------    --------  --------

Options exercisable as of December 31............     9,297   $  4.13      11,757   $  4.44       9,632    $ 4.05
                                                   --------  --------    --------  --------    --------  --------
                                                   --------  --------    --------  --------    --------  --------

(1) Of the options granted during 2001, those granted at market price had a weighted average exercise price of $5.44 and those granted at less than market price had a weighted average exercise price of $2.46. All options granted during 2002 and 2000 were granted at market price.

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

       See Note 3 for a reconciliation of net income (loss) as reported and as adjusted under SFAS 123.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

       Summary information about the Group's share options outstanding as of December 31, 2002 is as follows:

                                    Options Outstanding                                 Options Exercisable
                      -------------------------------------------------            --------------------------------
                                            Weighted
                                             Average         Weighted                                    Weighted
  Range of                                  Remaining        Average                                     Average
  Exercise                   Number        Contractual       Exercise                   Number           Exercise
   Prices                 Outstanding          Life           Price                   Exercisable         Price
------------          ---------------     -----------      ------------            ---------------     ------------
                        (In thousands)        (Years)                                 (In thousands)

$ 0.10 - $0.50                  4,290            9.63             $0.30                        300            $0.43
  0.51 -  5.00                  6,483            1.91              3.31                      6,435             3.30
  5.01 - 10.00                  2,576            7.57              5.78                      2,399             5.69
 10.01 - 21.00                    226            7.67             19.19                        163            20.30
--------------        ---------------     -----------      ------------            ---------------     ------------
$0.10 - $21.00                 13,575            5.52             $3.10                      9,297            $4.13
--------------        ---------------     -----------      ------------            ---------------     ------------
--------------        ---------------     -----------      ------------            ---------------     ------------

Agent Loyalty Opportunity Trust

       The Agent Loyalty Opportunity Trust ("ALOT") provides for the granting of stock appreciation rights ("SARs") on the Company's Ordinary Shares to agents of LPLA. The ALOT was established in 1997 without shareholders' approval. Each award unit entitles the holder to cash compensation equal to the difference between the Company's prevailing share price and the exercise price. The award units are exercisable in four equal annual installments commencing on the first anniversary of the date of grant and are forfeited upon termination of the agency contract. Vesting of the award in any given year is also contingent on the holder of the award surpassing a predetermined benchmark tied to sales and persistency. The SARs expire seven years from the date of grant. Given that LPLA is under the administrative supervision of the NCDOI and is no longer selling policies, the status of these awards is unclear.

       The ALOT may purchase Ordinary Shares in the open market, funded by a loan from a Group subsidiary. The loan is secured by the shares held in the trust and bears interest based upon the trust's net income before interest for each financial period. The trust receives dividends on all Ordinary Shares held. The loan, interest income and dividend income are eliminated in the consolidated financial statements. See Note 14 to the Consolidated Financial Statements for a summary of the share activity within the ALOT.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

       SAR activity for the years ended December 31, 2002, 2001 and 2000 was as follows:


                                                          2002                   2001                  2000
                                                ----------------------  ---------------------  ---------------------
                                                             Weighted               Weighted               Weighted
                                                    Number    Average     Number     Average     Number    Average
                                                   of Award  Exercise    of Award   Exercise    of Award  Exercise
(Award units in thousands)                           Units     Price       Units      Price       Units     Price
                                                ------------ ---------  ---------- ----------  ---------- ----------

Outstanding as of January 1......................       404      $3.73        438      $3.71         576      $3.65
Granted..........................................         -          -          -          -           -          -
Exercised........................................         -          -        (10)      3.46        (109)      3.50
Forfeited........................................       (16)     $3.88        (24)      3.41         (29)      3.35
                                                ------------ ---------  ---------- ----------  ---------- ----------
Outstanding as of December 31....................       388      $3.73        404      $3.73         438      $3.71
                                                ------------ ---------  ---------- ----------  ---------- ----------
                                                ------------ ---------  ---------- ----------  ---------- ----------

Award units exercisable as of December 31........       284      $3.62        173      $3.64          68      $3.62
                                                ------------ ---------  ---------- ----------  ---------- ----------
                                                ------------ ---------  ---------- ----------  ---------- ----------

       Summary information about the Group's SARs outstanding as of December 31, 2002 is as follows:

                                      Award Units Outstanding                            Award Units Exercisable
                        -----------------------------------------------             -------------------------------
                                             Weighted
                                              Average         Weighted                                    Weighted
    Range of                                 Remaining         Average                                     Average
    Exercise                Number          Contractual       Exercise                    Number          Exercise
     Prices               Outstanding          Life             Price                   Exercisable         Price
------------------      ---------------     -----------    ------------               --------------   ------------
                        (In thousands)        (Years)                                 (In thousands)

  $        3.35                   309            1.99             $3.35                        243            $3.35
           5.19                    79            3.28              5.19                         41             5.19
-------------------   ---------------      ----------     -------------             --------------     ------------
  $3.35 - $5.19                   388            2.25             $3.73                        284            $3.62
-------------------   ---------------      ----------     -------------             --------------     ------------
-------------------   ---------------      ----------     -------------             --------------     ------------


       In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25," which was effective for all awards granted after July 1, 2000.

       Compensation expense relating to award grants in the ALOT was accounted for under APB 25, prior to the issuance of FIN 44. Thus, no expense was recognized at the grant dates because all awards were made with an exercise price equal to the prevailing market value. However, upon exercise of the awards, compensation expense of $0, $20,000 and $1,943,000 for the years ended December 31, 2002, 2001 and 2000, respectively, was recognized in the consolidated income statements as part of the loss from discontinued operations. This compensation expense was capitalized in the consolidated balance sheets as deferred policy acquisition costs, in accordance with the Group's accounting policy as stated in Note 3 to the Consolidated Financial Statements.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Note 19.     Pension Plans

Jersey Plan

       The Group provides a defined benefit pension plan for Jersey, Channel Islands, employees. The plan provides benefits on retirement at age sixty based on one sixtieth of an employee's final average salary over the employee's last three years of employment for each full year of service, and life insurance coverage for current employees. There are nine individuals (five current employees and four ex-employees) who are entitled to future benefits under the plan. The plan is funded by contributions from the Group. The assets of the plan are held in a trust for the benefit of the employees and are managed by an external asset manager.

       An actuarial valuation by an independent actuary, including a funding and contribution review, is required every three years. The last actuarial valuation was carried out as of December 31, 2000. At that time the trust had assets of $1,153,000 and the actuarial valuation of past service ongoing liabilities was $1,746,000, indicating a past service deficit of $593,000 in the plan. There were, as at that date, twelve individuals (nine current employees and three ex-employees) who were entitled to future benefits under the plan. The company funding rate prior to the valuation was 20% of participants' salaries. The actuary recommended that the past service deficit be made up and that contributions be increased to 21.5% of participants' salaries to cover future liabilities. Additional contributions, sufficient to cover the deficit indicated in the actuarial valuation, were made to the trust during 2002 and contributions on salaries were increased to 21.5% effective from the beginning of 2001. The next actuarial valuation will be carried out as of December 31, 2003.

       Contributions of $731,000, $361,000 and $189,000 were made to the trust in 2002, 2001 and 2000, respectively. Assets held by the trust were $1,721,000, $1,247,000 and $1,153,000 as of December 31, 2002, 2001 and 2000, respectively.

U.K. Plan

       The Group provides a defined contribution plan for U.K. employees. There is currently one participant in the plan. The Group has no ongoing liabilities associated with the plan. Contributions of $143,000, $52,000 and $17,000 were made to the plan in 2002, 2001 and 2000, respectively. Of the 2002 contribution, $94,000 was offset by a salary waiver.


Note 20.    Earnings Per Share and ADS

       Earnings per ADS are equivalent to ten times earnings per Ordinary Share, following the one-for-ten reverse split in June 2002. All ADS amounts shown below have been restated to reflect this split.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

       A reconciliation of the numerators and denominators for the basic and diluted earnings per share calculations in accordance with Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings per Share," is as follows:

                                                                                        Years Ended December 31,
                                                                                   ------------------------------------
                                                                                      2002           2001          2000
                                                                                   ----------   ----------   ----------
                                                                                  (In thousands, except share, per share
                                                                                            and ADS amounts)

Income (loss) from continuing operations...............................            $  (62,210)  $ (224,045)  $   65,995
Loss on discontinued operations........................................              (143,294)    (120,739)     (33,538)
                                                                                   ----------   ----------   ----------
Net income (loss)......................................................            $ (205,504)  $ (344,784)  $   32,457
                                                                                   ----------   ----------   ----------
                                                                                   ----------   ----------   ----------
Basic earnings (loss) per share and ADS:
Weighted average number of Ordinary Shares outstanding,
  excluding shares held by the employee benefit trusts.................            50,753,084   50,984,146   50,794,731
                                                                                   ----------   ----------   ----------
                                                                                   ----------   ----------   ----------
Basic earnings (loss) per share:
Continuing operations .................................................            $    (1.23)  $    (4.39)  $     1.30
Discontinued operations................................................                 (2.82)       (2.37)       (0.66)
                                                                                   ----------   ----------   ----------
                                                                                   $    (4.05)  $    (6.76)  $     0.64
                                                                                   ----------   ----------   ----------
                                                                                   ----------   ----------   ----------
Basic earnings (loss) per ADS:
Continuing operations..................................................            $   (12.26)  $   (43.94)  $    12.99
Discontinued operations................................................                (28.23)      (23.68)       (6.60)
                                                                                   ----------   ----------   ----------
                                                                                   $   (40.49)  $   (67.62)  $     6.39
                                                                                   ----------   ----------   ----------
                                                                                   ----------   ----------   ----------

Diluted earnings (loss) per share and ADS:
Weighted average number of Ordinary Shares outstanding,
  excluding shares held by the employee benefit trusts................             50,753,084   50,984,146   50,794,731
Effect of dilutive securities (warrants and employee share options) ..                      -            -    9,932,897
                                                                                   ----------   ----------   ----------
Weighted average number of Ordinary Shares used in diluted
  earnings per share calculations.....................................             50,753,084   50,984,146   60,727,628
                                                                                   ----------   ----------   ----------
                                                                                   ----------   ----------   ----------
Diluted earnings (loss) per share:
Continuing operations .................................................            $    (1.23)  $    (4.39)  $     1.09
Discontinued operations................................................                 (2.82)       (2.37)       (0.55)
                                                                                   ----------   ----------   ----------
                                                                                   $    (4.05)  $    (6.76)  $     0.54
                                                                                   ----------   ----------   ----------
                                                                                   ----------   ----------   ----------
Diluted earnings (loss) per ADS:
Continuing operations..................................................            $   (12.26)  $   (43.94)  $    10.87
Discontinued operations................................................                (28.23)      (23.68)       (5.52)
                                                                                   ----------   ----------   ----------
                                                                                   $   (40.49)  $   (67.62)  $     5.35
                                                                                   ----------   ----------   ----------
                                                                                   ----------   ----------   ----------

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

       As the Group recorded a net loss for the years ended December 31, 2002 and 2001, the calculation of diluted earnings per share for these years do not include potentially dilutive employee share options and warrants issued to Bank of Scotland as they are anti-dilutive and, if included, would have resulted in a reduction of the net loss per share. If the Group had reported net income for the years ended December 31, 2002 and 2001, there would have been an additional 347,258 and 3,022,963 shares, respectively, included in the calculations of diluted earnings per share for these years.


Note 21.    Transactions with Related Parties

       The Group paid legal fees of approximately $130,000, $60,000 and $418,000 during 2002, 2001 and 2000, respectively, to a law firm of which one of its directors, Victor A. Hebert, is a member.


Note 22.    Business Segment and Geographical Information

       The Group's reportable operating segments are classified according to its principal businesses, which are the following: life insurance and annuities, financial advisory services, asset management and venture capital management.

       Intercompany transfers between reportable operating segments are accounted for at prices which are designed to be representative of unaffiliated third party transactions. During the years ended December 31, 2002, 2001 and 2000, there were included in the asset management and venture capital management segments, portfolio management fees from LPLA (discontinued operations) of $3,632,000, $11,831,000 and $10,240,000, respectively. These portfolio management fees are included in the revenues of continuing operations and have not been eliminated in the consolidated financial statements. These management fees were approved by the insurance regulatory body in LPLA's U.S. state of domicile.

       Summary revenue and investment gain (loss) information by geographic segment, based on the domicile of the Group company generating those revenues, is as follows:

                                                                                           Years Ended December 31,
                                                                                   ------------------------------------
                                                                                      2002         2001         2000
                                                                                   -----------  ----------   ----------
                                                                                            (In  thousands)

Jersey.................................................................            $  (22,215)  $ (145,358)  $  181,516
Guernsey...............................................................               (13,671)     (59,268)     (99,098)
United States..........................................................                24,007       35,678       36,125
                                                                                   ----------   ----------   ----------
Consolidated revenues and net investment gains (losses)
    for continuing operations..........................................            $  (11,879)  $ (168,948)  $  118,543
                                                                                   ----------   ----------   ----------
                                                                                   ----------   ----------   ----------

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

       Total assets by geographic segment were as follows:

                                                                                                     December 31,
                                                                                                -----------------------
                                                                                                   2002         2001
                                                                                                ----------   ----------
                                                                                                    (In  thousands)

Jersey.............................................................................             $   52,221   $   50,319
Guernsey...........................................................................                  8,148      166,657
United States......................................................................                 19,844       67,642
                                                                                                ----------   ----------
Consolidated total assets - continuing operations .................................             $   80,213      284,618
                                                                                                ----------
                                                                                                ----------
Discontinued operations (United States)............................................                           2,254,508
Elimination due to intercompany balances...........................................                              (2,798)
                                                                                                             ----------
Consolidated total assets as previously reported ..................................                          $2,536,328
                                                                                                             ----------
                                                                                                             ----------


       Revenues and income (loss) before income taxes for the Group's reportable operating segments included in continuing operations, based on management's internal reporting structure, were as follows:


                                                                                        Years Ended December 31,
                                                                                   ------------------------------------
                                                                                      2002         2001         2000
                                                                                   ----------   ----------   ----------
                                                                                             (In  thousands)
Revenues:
Life insurance and annuities (1), (2) .................................            $   (9,349)  $ (155,673)  $  185,680
Financial advisory services............................................                16,184       18,627       22,952
Asset management (2) ..................................................                 5,256        6,764        7,799
Venture capital management (3) ........................................               (24,519)     (40,670)     (99,462)
                                                                                   ----------   ----------   ----------
                                                                                      (12,428)    (170,952)     116,969
Reconciliation of segment amounts to consolidated amounts:
Interest income .......................................................                   549        2,004        1,574
                                                                                   ----------   ----------   ----------
Consolidated revenues and net investment gains (losses)
    for continuing operations..........................................            $  (11,879)  $ (168,948)  $  118,543
                                                                                   ----------   ----------   ----------
                                                                                   ----------   ----------   ----------


Income (loss) from continuing operations before income taxes:
Life insurance and annuities (1), (2)..................................            $  (19,637)  $ (163,873)  $  183,857
Financial advisory services ...........................................                (4,211)      (3,638)      (2,261)
Asset management (2)...................................................                   615        1,533        1,778
Venture capital management (3) ........................................               (28,149)     (51,262)    (110,444)
                                                                                   ----------   ----------   ----------
                                                                                      (51,382)    (217,240)      72,930
Reconciliation of segment amounts to consolidated amounts:
Interest income .......................................................                   549        2,004        1,574
Corporate expenses ....................................................                (5,870)      (5,634)      (7,333)
Goodwill amortization and write-offs...................................                  (396)        (221)        (248)
Interest expense (4)...................................................                (1,033)      (2,306)        (727)
                                                                                   ----------   ----------   ----------
Consolidated income (loss) from continuing operations
    before income taxes ...............................................            $  (58,132)  $ (223,397)  $   66,196
                                                                                   ----------   ----------   ----------
                                                                                   ----------   ----------   ----------

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

(1) Netted against the revenues (investment income) of the life insurance and annuities segment are management fees paid to the asset management segment of $39,000, $47,000 and $9,000 in 2002, 2001 and 2000, respectively.

(2) Included in the revenues of the asset management segment are management fees from the life insurance and annuities segment of $39,000, $47,000 and $9,000 in 2002, 2001 and 2000, respectively. In addition, revenues of the asset management segment also included management fees from LPLA (discontinued operations) of $724,000, $1,907,000 and $2,766,000 in 2002, 2001 and 2000, respectively.

(3) Included in the revenues of the venture capital management segment are management fees from LPLA (discontinued operations) of $2,908,000, $9,924,000 and $7,474,000 in 2002, 2001 and 2000, respectively.

(4)  Included  in  interest  expense  is  interest  paid to  LPLA  (discontinued
operations)   of  $30,000,   $58,000  and  $55,000  in  2002,   2001  and  2000,
respectively.


       Assets attributable to each of the Group's reportable operating segments, based on management's reporting structure, were as follows:

                                                                                         December 31,
                                                                                   -----------------------
                                                                                      2002         2001
                                                                                   ----------   ----------
                                                                                       (In  thousands)
Assets:
Life insurance and annuities.....................................................  $   51,557   $  165,190
Financial advisory services......................................................       6,394       10,199
Asset management.................................................................       8,197        8,334
Venture capital management.......................................................       7,710       46,253
Corporate and other..............................................................       6,355       54,642
                                                                                   ----------   ----------
Consolidated total assets - continuing operations ...............................  $   80,213      284,618
                                                                                   ----------
                                                                                   ----------
Discontinued operations (U.S. life insurance and annuities)........................              2,254,508
Elimination due to intercompany balances...........................................                 (2,798)
                                                                                                ----------
Consolidated total assets as previously reported ..................................             $2,536,328
                                                                                                ----------
                                                                                                ----------

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Note 23.    Selected Quarterly Financial Information (Unaudited)

       Unaudited quarterly financial information (in thousands, except per share and ADS amounts) is as follows:

                                                                                     2002
                                                           ---------------------------------------------------------
                                                             First      Second      Third        Fourth      Full
                                                            Quarter     Quarter     Quarter     Quarter      Year
                                                           ---------   ---------   ---------   ---------   ---------
Continuing operations:
Revenues including net investment gains (losses)........   $   1,781   $  (7,916)  $     (32)  $  (5,712)  $ (11,879)
Loss before income taxes ...............................     (10,492)    (21,454)    (11,800)    (14,386)    (58,132)
Net loss................................................     (11,305)    (23,333)    (11,619)    (15,953)    (62,210)

Discontinued operations:
Net loss................................................     (19,000)    (85,762)    (38,532)          -    (143,294)

Basic loss per share:
Continuing operations ..................................       (0.22)      (0.46)      (0.23)      (0.31)      (1.23)
Discontinued operations.................................       (0.37)      (1.69)      (0.76)          -       (2.82)
                                                           ---------   ---------   ---------   ---------   ---------
                                                               (0.59)      (2.15)      (0.99)      (0.31)      (4.05)
                                                           ---------   ---------   ---------   ---------   ---------
                                                           ---------   ---------   ---------   ---------   ---------
Basic loss per ADS(1):
Continuing operations ..................................       (2.23)      (4.60)      (2.29)      (3.14)     (12.26)
Discontinued operations.................................       (3.74)     (16.90)      (7.59)          -      (28.23)
                                                           ---------   ---------   ---------   ---------   ---------
                                                               (5.97)     (21.50)      (9.88)      (3.14)     (40.49)
                                                           ---------   ---------   ---------   ---------   ---------
                                                           ---------   ---------   ---------   ---------   ---------
Diluted loss per share:
Continuing operations ..................................       (0.22)      (0.46)      (0.23)      (0.31)      (1.23)
Discontinued operations.................................       (0.37)      (1.69)      (0.76)          -       (2.82)
                                                           ---------   ---------   ---------   ---------   ---------
                                                               (0.59)      (2.15)      (0.99)      (0.31)      (4.05)
                                                           ---------   ---------   ---------   ---------   ---------
                                                           ---------   ---------   ---------   ---------   ---------
Diluted loss per ADS(1):
Continuing operations ..................................       (2.23)      (4.60)      (2.29)      (3.14)     (12.26)
Discontinued operations.................................       (3.74)     (16.90)      (7.59)          -      (28.23)
                                                           ---------   ---------   ---------   ---------   ---------
                                                               (5.97)     (21.50)      (9.88)      (3.14)     (40.49)
                                                           ---------   ---------   ---------   ---------   ---------
                                                           ---------   ---------   ---------   ---------   ---------

(1) ADS amounts have been restated to reflect the one-for-ten reverse split in June 2002.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                                                                                     2001
                                                           ---------------------------------------------------------
                                                             First      Second       Third       Fourth      Full
                                                            Quarter     Quarter     Quarter     Quarter      Year
                                                           ---------   ---------   ---------   ---------   ---------
Continuing operations:
Revenues including net investment gains (losses)........   $(145,703)  $  51,074   $ (94,565)  $  20,246   $(168,948)
Income (loss) before income taxes ......................    (158,498)     36,758    (108,394)      6,737    (223,397)
Net income (loss).......................................    (158,737)     36,358    (107,370)      5,704    (224,045)

Discontinued operations:
Net loss................................................     (21,489)     (6,975)    (37,075)    (55,200)   (120,739)

Basic earnings (loss) per share:
Continuing operations ..................................       (3.08)       0.72       (2.12)       0.11       (4.39)
Discontinued operations.................................       (0.42)      (0.14)      (0.73)      (1.09)      (2.37)
                                                           ---------   ---------   ---------   ---------   ---------
                                                               (3.50)       0.58       (2.85)      (0.98)      (6.76)
                                                           ---------   ---------   ---------   ---------   ---------
                                                           ---------   ---------   ---------   ---------   ---------
Basic earnings (loss) per ADS(1):
Continuing operations ..................................      (30.79)       7.15      (21.16)       1.12      (43.94)
Discontinued operations.................................       (4.17)      (1.37)      (7.31)     (10.88)     (23.68)
                                                           ---------   ---------   ---------   ---------   ---------
                                                              (34.96)       5.78      (28.47)      (9.76)     (67.62)
                                                           ---------   ---------   ---------   ---------   ---------
Diluted earnings (loss) per share:
Continuing operations ..................................       (3.08)       0.67       (2.12)       0.11       (4.39)
Discontinued operations.................................       (0.42)      (0.13)      (0.73)      (1.09)      (2.37)
                                                           ---------   ---------   ---------   ---------   ---------
                                                               (3.50)       0.54       (2.85)      (0.98)      (6.76)
                                                           ---------   ---------   ---------   ---------   ---------
                                                           ---------   ---------   ---------   ---------   ---------
Diluted earnings (loss) per ADS(1):
Continuing operations ..................................      (30.79)       6.67      (21.16)       1.12      (43.94)
Discontinued operations.................................       (4.17)      (1.28)      (7.31)     (10.88)     (23.68)
                                                           ---------   ---------   ---------   ---------   ---------
                                                              (34.96)       5.39      (28.47)      (9.76)     (67.62)
                                                           ---------   ---------   ---------   ---------   ---------
                                                           ---------   ---------   ---------   ---------   ---------

(1) ADS amounts have been restated to reflect the one-for-ten reverse split in June 2002.

       Due to the method required by SFAS 128 to calculate per share and ADS amounts, the quarterly per share and ADS amounts do not total to the full year per share and ADS amounts.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       The information required by this Item is incorporated by reference to our Form 8-K filed on June 26, 2002, containing information announcing that on June 19, 2002, PricewaterhouseCoopers notified us of its resignation as the auditors for the Group.

       The information required by this Item is also incorporated by reference to our Form 8-K filed on July 31, 2002, containing information announcing the appointment of BDO International and BDO Seidman, LLP as auditors for the Group with effect from July 31, 2002.


                                    PART III

       Certain information required by Part III is omitted from this Form 10-K and is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on June 12, 2003 (the "Proxy Statement"), which will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.


Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Our executive officers are as follows:

       Arthur I. Trueger, Executive Chairman: Mr. Trueger, age 54, is the founder and a principal shareholder of London Pacific Group Limited. He has worked for us for more than 26 years and holds A.B., M.A. and J.D. degrees from the University of California.

       Ian K. Whitehead, Chief Financial Officer: Mr. Whitehead, age 48, has held the position of Chief Financial Officer of London Pacific Group Limited since he joined us in 1990. Mr. Whitehead is a member of the Institute of Chartered Accountants in England and Wales.

       Information regarding our directors is incorporated by reference to the sections entitled "Proposal 2 - Election of Director" and "Board of Directors and Committees" in the Proxy Statement.

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

       The following table is a summary of selected information for our equity compensation plans as of December 31, 2002.

                                                                                                Number of Shares
                                            Number of Shares to        Weighted Average   Remaining Available for
                                        be Issued Upon Exercise      Exercise Price of     Future Issuance Under
                                        of Outstanding Options,    Outstanding Options,       Equity Compensation
                                            Warrants and Rights     Warrants and Rights                    Plans
                                        ------------------------   --------------------   ------------------------

Equity compensation plans
  approved by shareholders..............             13,575,312(1)                $3.10                      (1)

Equity compensation plans not
  approved by shareholders..............                388,100(1)                 3.73                      (1)
                                                     ----------                 -------
Total...................................             13,963,412                   $3.12
                                                     ----------                 -------
                                                     ----------                 -------

(1) Our equity compensation plans do not contain a limit on the number of options that may be granted to employees. However, the plans do not allow for the issuance of previously authorized and unissued shares to meet the obligations of the plans upon an employee option exercise. When an option is granted, the trust that administers the plan borrows funds from us or one of our subsidiaries and uses those funds to purchase the number of shares underlying the option grant. The maximum loan allowed in any given year is equal to 5% of consolidated net assets as of the end of the previous fiscal year.

       Information regarding the features of the equity compensation plan not approved by shareholders is incorporated by reference to Note 18 to the Consolidated Financial Statements presented in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.


Item 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

       The information required by this Item is incorporated by reference to the section entitled "Other Information About Directors and Executive Officers" in the Proxy Statement.

                                     PART IV

Item 14.    CONTROLS AND PROCEDURES

       We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the principal executive officer and the principal financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

       Within 90 days prior to the filing date of this annual report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures are effective.

       There have been no significant changes in our internal controls or in other factors that could significantly affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this annual report on Form 10-K.


Item 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a)    The following documents are filed as a part of this Form 10-K:

1.     Financial Statements:                                                Page

       The following consolidated financial statements of us and subsidiaries are included in Item 8:

          Reports of Independent Certified Public Accountants...............  37

          Consolidated Balance Sheets as of December 31, 2002 and 2001 .....  39

          Consolidated Statements of Income for the Years Ended
              December 31, 2002, 2001 and 2000 .............................  40

          Consolidated Statements of Cash Flows for the Years Ended
              December 31, 2002, 2001 and 2000 .............................  42

          Consolidated Statements of Changes in Shareholders' Equity for
              the Years Ended December 31, 2002, 2001 and 2000 .............  44

          Consolidated Statements of Comprehensive Income for the Years Ended
              December 31, 2002, 2001 and 2000 .............................  46

          Notes to the Consolidated Financial Statements ...................  47


2.     Financial Statement Schedules:                                       Page

       The following financial statement schedules of London Pacific Group Limited and subsidiaries are included in this Form 10-K immediately following Item 15 and should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8:

          Schedule I - Summary of Investments - Other Than Investments
              in Related Parties ...........................................  91

          Schedule II - Condensed Financial Information of Registrant

              Condensed Balance Sheets as of December 31, 2002 and 2001 ....  92

              Condensed Statements of Income for the Years Ended
                 December 31, 2002, 2001 and 2000 ..........................  93

              Condensed Statements of Cash Flows for the Years Ended
                 December 31, 2002, 2001 and 2000 ..........................  94

              Note to Condensed Financial Statements .......................  95

          Schedule III - Supplementary Insurance Information ...............  96


       All other financial statement schedules required by Regulation S-X have been omitted because they are not applicable or the required information is included in the applicable consolidated financial statements or notes thereto in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.


3.     Exhibits:

       The following exhibits of London Pacific Group limited and subsidiaries are filed herewith or incorporated by reference as indicated below:

Exhibit
Number    Description
-------   -----------------

3.(I) Memorandum and Articles of Association of London Pacific Group Limited, as amended and restated on April 18, 2000 (filed previously as Exhibit 3.(I) to our Form 10-Q for the quarter ended June 30,
          2000).

4.1 Specimen Ordinary Share certificate (filed previously as Exhibit 4.1 to our Form 10-K for the year ended December 31, 2000).

4.2 Form of Deposit Agreement dated September 25, 1992, as amended and restated as of November 24, 1993, as further amended and restated as of March 14, 2000, among us, The Bank of New York as Depositary, and all Owners and Holders from time to time of American Depositary
          Receipts issued thereunder (filed previously as Exhibit A to our Registration Statement on Form F-6 (Registration No. 333-11658) dated March 14, 2000).

4.3 Letter Agreement dated August 25, 1992 between The Bank of New York and us covering the Basic Administration Charge relating to the Deposit Agreement (shown above as Exhibit 4.2) (filed previously as
          Exhibit 3.8 to our Post-Effective Amendment No. 2 to our Registration Statement on Form 20-F/A dated August 31, 1993).

4.4 Form of Deposit Agreement as amended and restated as of June 24, 2002, among us, The Bank of New York as Depositary, and all Owners and Holders from time to time of American Depositary Receipts issued thereunder (filed previously as Exhibit 4.4 to our Form 10-Q for the quarter ended June 30, 2002).

10.1.1 Multicurrency Term Facility Agreement dated May 2, 2000 between us and the Governor and Company of the Bank of Scotland (filed previously as Exhibit 10.1.1 to our Form 10-Q for the quarter ended September 30,
          2000).

10.1.2 Term Loan and Guarantee Facility of up to $23,000,000, dated December 20, 2002 between us and the Governor and Company of the Bank of Scotland.

10.2.1 Settlement dated February 16, 1990 among (1) us, (2) John Gerald Patrick Wheeler and (3) Ian Walter Strang, constituting The Govett & Company 1990 Employee Share Option Trust (filed previously as Exhibit
          3.2 to our Post-Effective Amendment No. 2 to Registration Statement on Form 20-F/A dated August 31, 1993).

10.2.2 Executed Instrument dated March 18, 1994 among (1) John Gerald Patrick Wheeler, (2) Ian Walter Strang and (3) Richard John Pirouet, relating to The Govett & Company 1990 Employee Share Option Trust.

10.2.3 Executed Instrument dated September 27, 1994 among (1) Ian Walter Strang, (2) Richard John Pirouet and (3) Clive Aubrey Charles Chaplin, relating to The Govett & Company 1990 Employee Share Option Trust.

10.2.4    Executed  Instrument  dated March 3, 1995 among (1) Ian Walter Strang,
          (2) Richard John Pirouet and (3) Clive Aubrey Charles Chaplin, relating to The Govett & Company 1990 Employee Share Option Trust.

10.2.5    Executed  Instrument  dated  August 22,  1996 among (1)  Richard  John
          Pirouet, (2) Clive Aubrey Charles Chaplin and (3) Ronald William Green, relating to The London Pacific Group 1990 Employee Share Option Trust.

10.2.6 Executed Instrument dated August 29, 1998 among (1) Richard John Pirouet, (2) Clive Aubrey Charles Chaplin, (3) Ronald William Green and (4) Victor Aloysius Hebert, relating to The London Pacific Group 1990 Employee Share Option Trust.

10.2.7    Executed Instrument dated May 31, 2000 among (1) Richard John Pirouet,
          (2) Clive Aubrey  Charles  Chaplin,  (3) Ronald  William Green and (4)
          Victor Aloysius Hebert, relating to The London Pacific Group 1990 Employee Share Option Trust (filed previously as Exhibit 10.2.1 to our Form 10-Q for the quarter ended September 30, 2000).

10.2.8    Executed Instrument dated May 31, 2000 among (1) Richard John Pirouet,
          (2) Clive Aubrey Charles Chaplin, (3) Ronald William Green, (4) Victor Aloysius Hebert and (5) Christopher Byrne, relating to The London Pacific Group 1990 Employee Share Option Trust (filed previously as
          Exhibit  10.2.2 to our Form 10-Q for the quarter  ended  September 30,
          2000).

10.3.1(1) Agreement  dated  July 1, 1990  between us and Ian  Kenneth  Whitehead
          (filed previously as Exhibit 10.3.1 to our Form 10-K for the year ended December 31, 2000).

10.3.2(1) Berkeley  (USA)  Holdings  Limited  Amended and Restated 1993 Deferred
          Compensation Plan dated December 16, 1999 (filed previously as Exhibit
          10.3.2 to our Form 10-K for the year ended December 31, 2000).

10.3.3(1) London Pacific Advisers Limited  Retirement Scheme  confirmation dated
          December  5,  2000 for Ian  Kenneth  Whitehead  (filed  previously  as
          Exhibit 10.3.3 to our Form 10-K for the year ended December 31, 2001).

10.4.1 Settlement dated May 23, 1997 among BG Services Limited and A.L.O.T. Trustee Limited establishing Agent Loyalty Opportunity Trust (filed previously as Exhibit 10.4.1 to our Form 10-K for the year ended December 31, 2001).

10.4.2 Executed Deed dated July 16, 1997 by A.L.O.T. Trustee Limited relating to Agent Loyalty Opportunity Trust (filed previously as Exhibit 10.4.2 to our Form 10-K for the year ended December 31, 2001).

10.4.3 Executed Deed dated August 13, 1997 by A.L.O.T. Trustee Limited relating to Agent Loyalty Opportunity Trust (filed previously as
          Exhibit 10.4.3 to our Form 10-K for the year ended December 31, 2001).

10.4.4 Executed Deed dated August 20, 1998 by A.L.O.T. Trustee Limited relating to Agent Loyalty Opportunity Trust (filed previously as
          Exhibit 10.4.4 to our Form 10-K for the year ended December 31, 2001).

10.4.5 Executed Deed of Amendment and Appointment dated December 11, 2001 among Berkeley International Capital Limited and A.L.O.T. Trustee Limited relating to Agent Loyalty Opportunity Trust (filed previously as Exhibit 10.4.5 to our Form 10-K for the year ended December 31,
          2001).

21        Subsidiaries as of February 28, 2003.

99.1 Certification by our Executive Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2      Certification  by our Chief  Financial  Officer  pursuant to 18 U.S.C.
          Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
____________

(1)        Management contract or compensatory  arrangement filed in response to
Item 15(a)(3) of the instructions to Form 10-K.



(b)    Reports on Form 8-K:

       No reports on Form 8-K were filed by us during the quarter ended December 31, 2002.

(c) The exhibits of us and our subsidiaries are listed in Item 15(a)(3) above.

(d) The financial statement schedules for us and our subsidiaries follow on pages 91 through 96.

                      SCHEDULE I - SUMMARY OF INVESTMENTS -
                    OTHER THAN INVESTMENTS IN RELATED PARTIES

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                             As of December 31, 2002

                            Column A                                Column B        Column C         Column D

                                                                                                     Amount at
                                                                                                    Which Shown
                                                                                                  in Consolidated
                                                                                           Fair       Balance
                       Type of Investments                           Cost (1)            Value       Sheet (2)
----------------------------------------------------------------  -------------- --------------   ---------------
                                                                                      (In thousands)
Fixed maturity securities:
Bonds:
   United States government and government
     agencies and authorities...................................  $            -   $            -  $           -
   States, municipalities and political subdivisions............               -                -              -
   Foreign governments..........................................               -                -              -
   Public utilities.............................................               -                -              -
   Convertibles and bonds with warrants attached................               -                -              -
   All other corporate bonds....................................          30,481           30,335         30,335
Redeemable preferred stock......................................               -                -              -
                                                                  --------------   --------------  -------------
Total fixed maturity securities.................................          30,481   $       30,335         30,335
                                                                  --------------   --------------  -------------
                                                                                   --------------
Equity securities:
Common stocks:
   Industrial, miscellaneous and all other......................          26,785           16,505         16,505
Non-redeemable preferred stocks.................................           8,983            7,233          7,233
                                                                  --------------   -----------------------------
Total equity securities.........................................          35,768   $       23,738         23,738
                                                                  --------------   -----------------------------
                                                                                   --------------
Total investments...............................................  $       66,249                   $      54,073
                                                                  --------------                   -------------
                                                                  --------------                   -------------

----------------------------

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

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                          LONDON PACIFIC GROUP LIMITED
                            CONDENSED BALANCE SHEETS

                                                                                           December 31,
                                                                                   -----------------------
                                                                                      2002       2001 (1)
                                                                                   ----------   ----------
                                                                              (In thousands, except share amounts)
                                     ASSETS

Cash and cash equivalents ....................................................     $       27   $    8,497
Investment in subsidiaries ...................................................        (74,519)      33,717
Intercompany balances ........................................................        121,720       65,777
Other assets .................................................................            620          563
Total assets and investments in discontinued operations.......................              -    2,254,508
                                                                                   ----------   ----------
Total assets .................................................................     $   47,848   $2,363,062
                                                                                   ----------   ----------
                                                                                   ----------   ----------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accruals ................................................     $      403   $    2,814
Guarantees under bank facility................................................         10,590            -
Intercompany balances ........................................................         15,369        2,613
Total liabilities of discontinued operations..................................              -    2,135,982
                                                                                   ----------   ----------
Total liabilities ............................................................         26,362    2,141,409
                                                                                   ----------   ----------
Commitments and contingencies

Shareholders' equity:
Ordinary shares, $0.05 par value per share: 86,400,000 shares authorized;
   64,439,073 shares issued and outstanding as of December 31, 2002
   and 2001...................................................................          3,222        3,222
Additional paid-in capital ...................................................         68,394       68,346
Retained earnings ............................................................         16,054      223,590
Employee benefit trusts, at cost (13,684,881 and 13,698,181 shares as of
   December 31, 2002 and 2001, respectively) .................................        (63,571)     (63,599)
Accumulated other comprehensive loss .........................................         (2,613)      (9,906)
                                                                                   ----------   ----------
Total shareholders' equity ...................................................         21,486      221,653
                                                                                   ----------   ----------
Total liabilities and shareholders' equity ...................................     $   47,848   $2,363,062
                                                                                   ----------   ----------
                                                                                   ----------   ----------

(1)  Reclassifications  have been made related to discontinued  operations - see
Note 4 to the Consolidated Financial Statements in Item 8 of Form 10-K for the year ended December 31, 2002.

            See accompanying Note to Condensed Financial Statements.

                          LONDON PACIFIC GROUP LIMITED
                         CONDENSED STATEMENTS OF INCOME


                                                                                          Years Ended December 31,
                                                                                   ------------------------------------
                                                                                      2002        2001(1)    2000(1)
                                                                                   ----------   ----------   ----------
                                                                                              (In thousands)
Revenues:
Investment income..........................................................        $      128   $      605   $    1,092
Interest and fees from subsidiaries, net (2)...............................               307       15,047       15,994
Financial advisory services, asset management and other fee income.........                 -            -        2,092
Distribution from subsidiary (2)...........................................                 -       52,462            -
Net realized investment losses.............................................           (10,827)           -            -
                                                                                   ----------   ----------   ----------
                                                                                      (10,392)      68,114       19,178
Expenses:
Staff costs................................................................             2,277        3,180        5,944
Escrow release.............................................................              (100)        (100)      (1,000)
Other operating expenses...................................................             2,840        2,579        3,488
                                                                                   ----------   ----------   ----------
                                                                                        5,017        5,659        8,432
                                                                                   ----------   ----------   ----------
Income (loss) before income tax expense and equity in
  undistributed net income (loss) of subsidiaries..........................           (15,409)      62,455       10,746

Income tax expense (benefit)...............................................              (683)       1,579        1,550
                                                                                   ----------   ----------   ----------
Income before equity in undistributed net income (loss) of
  subsidiaries.............................................................           (14,726)      60,876        9,196

Equity in undistributed net income (loss) of subsidiaries (2)..............          (190,317)    (284,921)      56,799
                                                                                   ----------   ----------   ----------
Income (loss) from continuing operations ..................................          (205,043)    (224,045)      65,995
                                                                                   ----------   ----------   ----------

Discontinued operations:
Loss on disposal of discontinued operations, net of income tax
   benefit of $0...........................................................              (461)           -            -
Equity in undistributed net loss of discontinued operations (2)............                 -     (120,739)     (33,538)
                                                                                   ----------   ----------   ----------
Loss on discontinued operations............................................              (461)    (120,739)     (33,538)
                                                                                   ----------   ----------   ----------

Net income (loss) .........................................................        $ (205,504)  $ (344,784)  $   32,457
                                                                                   ----------   ----------   ----------
                                                                                   ----------   ----------   ----------

(1)  Reclassifications  have been made related to discontinued  operations - see
Note 4 to the Consolidated Financial Statements in Item 8 of Form 10-K for the year ended December 31, 2002.

(2) Eliminated on consolidation.

            See accompanying Note to Condensed Financial Statements.

                          LONDON PACIFIC GROUP LIMITED
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                          Years Ended December 31,
                                                                                   ------------------------------------
                                                                                      2002        2001(1)      2000(1)
                                                                                   ----------   ----------   ----------
                                                                                              (In thousands)
Cash flows from continuing operating activities:
Net income (loss)............................................................      $ (205,043)  $ (224,045)  $   65,995

Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
Equity in undistributed net income (loss) of subsidiaries....................         190,317      284,921      (56,799)
Distribution from subsidiary.................................................               -      (52,462)           -
Net realized investment (gains) losses.......................................          10,827            -            -
Taxes........................................................................          (2,162)           -            -
Other operating cash flows ..................................................            (532)         299          923
                                                                                   ----------   ----------   ----------
Net cash provided by (used in) operating activities .........................          (6,593)       8,713       10,119
                                                                                   ----------   ----------   ----------
Cash flows from investing activities:
Investment in subsidiaries ..................................................               -      (33,380)      (7,668)
Distributions from subsidiary ...............................................               -       52,462            -
Advances to subsidiaries ....................................................               -      (39,410)           -
Other cash flows from investing activities ..................................               -          (23)         (42)
                                                                                   ----------   ----------   ----------
Net cash used in investing activities .......................................               -      (20,351)      (7,710)
                                                                                   ----------   ----------   ----------
Cash flows from financing activities:
Dividends paid ..............................................................          (2,032)     (11,801)     (11,777)
Issuance of Ordinary Shares .................................................               -            3            -
Repayments from subsidiaries ................................................             155            -       16,351
                                                                                   ----------   ----------   ----------
Net cash provided by (used in) financing activities .........................          (1,877)     (11,798)       4,574
                                                                                   ----------   ----------   ----------

Net increase (decrease) in cash and cash equivalents ........................          (8,470)     (23,436)       6,983
Cash and cash equivalents at beginning of year ..............................           8,497       31,933       24,950
                                                                                   ----------   ----------   ----------
Cash and cash equivalents at end of year ....................................      $       27   $    8,497   $   31,933
                                                                                   ----------   ----------   ----------
                                                                                   ----------   ----------   ----------

(1)  Reclassifications  have been made related to discontinued  operations - see
Note 4 to the Consolidated Financial Statements in Item 8 of Form 10-K for the year ended December 31, 2002.

            See accompanying Note to Condensed Financial Statements.

                          LONDON PACIFIC GROUP LIMITED
                     NOTE TO CONDENSED FINANCIAL STATEMENTS


Note   1. Basis of Presentation and Significant Accounting Policies

       The accompanying financial statements comprise a condensed presentation of financial position, results of operations and cash flows of London Pacific Group Limited (the "Company") on a separate company basis. These condensed financial statements do not include the accounts of the Company's subsidiaries, but instead include the Company's investment in those subsidiaries, stated at amounts which are equal to the Company's equity in the subsidiaries' net assets. The consolidated financial statements of the Company and its subsidiaries are included in Item 8 of Form 10-K for the year ended December 31, 2002.

       Additional information about the significant accounting policies applied by the Company and its subsidiaries is included in Note 3 to the Consolidated Financial Statements in Item 8 of Form 10-K for the year ended December 31, 2002.

               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

          Life Insurance and Annuities Segment (Continuing Operations)

                                                                                      Years Ended/As of December 31,
                                                                                   ------------------------------------
                                                                                      2002        2001(1)      2000(1)
                                                                                   ----------   ----------   ----------
                                                                                              (In thousands)


Deferred policy acquisition costs..........................................        $        -   $    3,113   $    1,509


Future policy benefits, losses, claims and loss expenses (2) ..............            35,441      131,765       52,781


Unearned premiums..........................................................               N/A          N/A          N/A


Other policy claims and benefits payable (2)...............................                 -           66        1,344


Premium revenue (3)........................................................             1,155           (7)           -


Net investment income (4) .................................................             6,060        6,214        1,957


Benefits, claims, losses and settlement expenses...........................               N/A          N/A          N/A


Amortization of deferred policy acquisition costs..........................             2,952          932          115


Other operating expenses...................................................             1,294          955          507


Premiums written...........................................................               N/A          N/A          N/A


---------------------------

(1)    Reclassifications have been made related to discontinued operations - see
       Note 4 to the Consolidated Financial Statements in Item 8 of Form 10-K for the year ended December 31, 2002.

(2) For additional disclosure regarding life insurance policy liabilities, see Note 10 to the Consolidated Financial Statements in Item 8 of Form 10-K for the year ended December 31, 2002.

(3)    Insurance policy charges.

(4) Expenses related to the management and administration of investments have been netted with investment income in the determination of net investment income.

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


                                                 LONDON PACIFIC GROUP LIMITED
                                                 (Registrant)

                                                 By     /s/  Arthur I. Trueger

Date:  March 19, 2003                                   Arthur I. Trueger
                                                        Executive Chairman


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                    /s/  Arthur I. Trueger
Date:  March 19, 2003               Arthur I. Trueger
                                    Executive Chairman
                                    (Principal Executive Officer)


                                    /s/  Ian K. Whitehead
Date:  March 19, 2003               Ian K. Whitehead
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


                                    /s/  Victor A. Hebert
Date:  March 19, 2003               Victor A. Hebert
                                    Deputy Chairman and Non-Executive Director


                                    /s/  John Clennett
Date:  March 19, 2003               John Clennett
                                    Non-Executive Director


                                    /s/  Harold E. Hughes, Jr.
Date:  March 19, 2003               Harold E. Hughes, Jr.
                                    Non-Executive Director


                                    /s/  The Viscount Trenchard
Date:  March 19, 2003               The Viscount Trenchard
                                    Non-Executive Director

                                 CERTIFICATION


I, Arthur I. Trueger, certify that:

       (1) I have reviewed this annual report on Form 10-K of London Pacific Group Limited;

       (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

       (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

       (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("the Evaluation Date"); and

              (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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


       (6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 19, 2003                             By:    /s/  Arthur I. Trueger
                                                        Arthur I. Trueger
                                                        Executive Chairman

                                  CERTIFICATION


I, Ian K. Whitehead, certify that:

       (1) I have reviewed this annual report on Form 10-K of London Pacific Group Limited;

       (2) Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

       (3) Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

       (4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

              (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

              (b) Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report ("the Evaluation Date"); and

              (c) Presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

       (6) The registrant's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: March 19, 2003                             By:    /s/  Ian K. Whitehead
                                                        Ian K. Whitehead
                                                        Chief Financial Officer

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                EXHIBIT INDEX FOR THE ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2002

Exhibit
Number    Description
-------   -----------------

3.(I) Memorandum and Articles of Association of London Pacific Group Limited, as amended and restated on April 18, 2000 (filed previously as Exhibit 3.(I) to our Form 10-Q for the quarter ended June 30,
          2000).

4.1 Specimen Ordinary Share certificate (filed previously as Exhibit 4.1 to our Form 10-K for the year ended December 31, 2000).

4.2 Form of Deposit Agreement dated September 25, 1992, as amended and restated as of November 24, 1993, as further amended and restated as of March 14, 2000, among us, The Bank of New York as Depositary, and all Owners and Holders from time to time of American Depositary
          Receipts issued thereunder (filed previously as Exhibit A to our Registration Statement on Form F-6 (Registration No. 333-11658) dated March 14, 2000).

4.3 Letter Agreement dated August 25, 1992 between The Bank of New York and us covering the Basic Administration Charge relating to the Deposit Agreement (shown above as Exhibit 4.2) (filed previously as
          Exhibit 3.8 to our Post-Effective Amendment No. 2 to our Registration Statement on Form 20-F/A dated August 31, 1993).

4.4 Form of Deposit Agreement as amended and restated as of June 24, 2002, among us, The Bank of New York as Depositary, and all Owners and Holders from time to time of American Depositary Receipts issued thereunder (filed previously as Exhibit 4.4 to our Form 10-Q for the quarter ended June 30, 2002).

10.1.1 Multicurrency Term Facility Agreement dated May 2, 2000 between us and the Governor and Company of the Bank of Scotland (filed previously as Exhibit 10.1.1 to our Form 10-Q for the quarter ended September 30,
          2000).

10.1.2 Term Loan and Guarantee Facility of up to $23,000,000, dated December 20, 2002 between us and the Governor and Company of the Bank of Scotland.

10.2.1 Settlement dated February 16, 1990 among (1) us, (2) John Gerald Patrick Wheeler and (3) Ian Walter Strang, constituting The Govett & Company 1990 Employee Share Option Trust (filed previously as Exhibit
          3.2 to our Post-Effective Amendment No. 2 to Registration Statement on Form 20-F/A dated August 31, 1993).

10.2.2 Executed Instrument dated March 18, 1994 among (1) John Gerald Patrick Wheeler, (2) Ian Walter Strang and (3) Richard John Pirouet, relating to The Govett & Company 1990 Employee Share Option Trust.

10.2.3 Executed Instrument dated September 27, 1994 among (1) Ian Walter Strang, (2) Richard John Pirouet and (3) Clive Aubrey Charles Chaplin, relating to The Govett & Company 1990 Employee Share Option Trust.

10.2.4    Executed  Instrument  dated March 3, 1995 among (1) Ian Walter Strang,
          (2) Richard John Pirouet and (3) Clive Aubrey Charles Chaplin, relating to The Govett & Company 1990 Employee Share Option Trust.

10.2.5    Executed  Instrument  dated  August 22,  1996 among (1)  Richard  John
          Pirouet, (2) Clive Aubrey Charles Chaplin and (3) Ronald William Green, relating to The London Pacific Group 1990 Employee Share Option Trust.

10.2.6 Executed Instrument dated August 29, 1998 among (1) Richard John Pirouet, (2) Clive Aubrey Charles Chaplin, (3) Ronald William Green and (4) Victor Aloysius Hebert, relating to The London Pacific Group 1990 Employee Share Option Trust.

10.2.7    Executed Instrument dated May 31, 2000 among (1) Richard John Pirouet,
          (2) Clive Aubrey  Charles  Chaplin,  (3) Ronald  William Green and (4)
          Victor Aloysius Hebert, relating to The London Pacific Group 1990 Employee Share Option Trust (filed previously as Exhibit 10.2.1 to our Form 10-Q for the quarter ended September 30, 2000).

10.2.8    Executed Instrument dated May 31, 2000 among (1) Richard John Pirouet,
          (2) Clive Aubrey Charles Chaplin, (3) Ronald William Green, (4) Victor Aloysius Hebert and (5) Christopher Byrne, relating to The London Pacific Group 1990 Employee Share Option Trust (filed previously as
          Exhibit  10.2.2 to our Form 10-Q for the quarter  ended  September 30,
          2000).

10.3.1(1) Agreement  dated July 1, 1990  between us and  Ian  Kenneth  Whitehead
          (filed previously as Exhibit 10.3.1 to our Form 10-K for the year ended December 31, 2000).

10.3.2(1) Berkeley  (USA)  Holdings  Limited  Amended and Restated 1993 Deferred
          Compensation Plan dated December 16, 1999 (filed previously as Exhibit
          10.3.2 to our Form 10-K for the year ended December 31, 2000).

10.3.3(1) London Pacific Advisers Limited  Retirement Scheme  confirmation dated
          December  5,  2000 for Ian  Kenneth  Whitehead  (filed  previously  as
          Exhibit 10.3.3 to our Form 10-K for the year ended December 31, 2001).

10.4.1 Settlement dated May 23, 1997 among BG Services Limited and A.L.O.T. Trustee Limited establishing Agent Loyalty Opportunity Trust (filed previously as Exhibit 10.4.1 to our Form 10-K for the year ended December 31, 2001).

10.4.2 Executed Deed dated July 16, 1997 by A.L.O.T. Trustee Limited relating to Agent Loyalty Opportunity Trust (filed previously as Exhibit 10.4.2 to our Form 10-K for the year ended December 31, 2001).

10.4.3 Executed Deed dated August 13, 1997 by A.L.O.T. Trustee Limited relating to Agent Loyalty Opportunity Trust (filed previously as
          Exhibit 10.4.3 to our Form 10-K for the year ended December 31, 2001).

10.4.4 Executed Deed dated August 20, 1998 by A.L.O.T. Trustee Limited relating to Agent Loyalty Opportunity Trust (filed previously as
          Exhibit 10.4.4 to our Form 10-K for the year ended December 31, 2001).

10.4.5 Executed Deed of Amendment and Appointment dated December 11, 2001 among Berkeley International Capital Limited and A.L.O.T. Trustee Limited relating to Agent Loyalty Opportunity Trust (filed previously as Exhibit 10.4.5 to our Form 10-K for the year ended December 31,
          2001).

21        Subsidiaries of the Company as of February 28, 2003.

99.1 Certification by the Company's Executive Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification by the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

____________

(1) Management contract or compensatory arrangement filed in response to Item 15(a)(3) of the instructions to Form 10-K.