Form 10-Q
period 2003-03-31
LONDON PACIFIC GROUP LTD
filed 2003-05-15
CIK 891377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ____________________


                                    FORM 10-Q

(Mark One)

/x/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003

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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No |X|

     As of May 15, 2003, the registrant had outstanding 64,439,073 Ordinary Shares, par value $0.05 per share.


                                TABLE OF CONTENTS


                                     PART I

                              FINANCIAL INFORMATION

                                                                            Page
Item 1.    Financial Statements (unaudited):

           Condensed Consolidated Balance Sheets as of March 31, 2003
             and December 31, 2002 ........................................    3

           Condensed Consolidated Statements of Income for the three
             months ended March 31, 2003 and 2002..........................    4

           Condensed Consolidated Statements of Cash Flows for the three
             months ended March 31, 2003 and 2002..........................    6

           Consolidated Statement of Changes in Shareholders' Equity
             for the three months ended March 31, 2003 ....................    7

           Consolidated Statements of Comprehensive Income for the
             three months ended March 31, 2003 and 2002....................    8

           Notes to Interim Consolidated Financial Statements..............    9

Item 2.    Management's Discussion and Analysis of Financial
             Condition and Results of Operations ..........................   22

Item 3.    Quantitative and Qualitative Disclosures About Market Risk .....   33

Item 4.    Controls and Procedures ........................................   34



                                     PART II

                                OTHER INFORMATION

Item 1.    Legal Proceedings ..............................................   35

Item 2.    Changes in Securities and Use of Proceeds ......................   35

Item 3.    Defaults Upon Senior Securities ................................   35

Item 5.    Other Information ..............................................   36

Item 6.    Exhibits and Reports on Form 8-K ...............................   40

Signature  ................................................................   42

Certifications ............................................................   43

Exhibit Index .............................................................   45

                         PART I - FINANCIAL INFORMATION
                         Item 1 - Financial Statements

                                             LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                                                 CONDENSED CONSOLIDATED BALANCE SHEETS
                                                              (Unaudited)
                                                 (In thousands, except share amounts)
                                                                                       March 31,       December 31,
                                                                                         2003             2002 (1)
                                                                                     ------------      ------------
                                            ASSETS

Investments (principally of life insurance subsidiary):
   Fixed maturities:
     Available-for-sale, at fair value (amortized cost: $26,975 and $30,481
         as of March 31, 2003 and December 31, 2002, respectively)................    $    26,963       $    30,335
   Equity securities:
     Trading, at fair value (cost: $14,738 and $26,785 as of March 31, 2003
       and December 31, 2002, respectively) ......................................         12,772            16,505
     Available-for-sale, at fair value (cost: $6,437 and $8,983 as of
       March 31, 2003 and December 31, 2002, respectively) .......................          5,687             7,233
                                                                                     ------------      ------------
Total investments ................................................................         45,422            54,073

Cash and cash equivalents ........................................................         19,025            15,871
Accrued investment income ........................................................            735               900
Property and equipment, net.......................................................          2,928             3,176
Goodwill..........................................................................          1,301             1,301
Other assets .....................................................................          2,044             2,894
Total assets held for sale........................................................          2,022             2,002
                                                                                     ------------      ------------
Total assets .....................................................................    $    73,477       $    80,217
                                                                                     ------------      ------------
                                                                                     ------------      ------------

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Life insurance policy liabilities ................................................    $    34,336       $    35,441
Notes payable ....................................................................          4,370             9,314
Accounts payable and accruals ....................................................          3,014             2,973
Guarantees under bank facility....................................................         10,590            10,590
Total liabilities held for sale...................................................            369               413
                                                                                     ------------      ------------
Total liabilities ................................................................         52,679            58,731
                                                                                     ------------      ------------
Commitments and contingencies (see Notes 7 and 8)

Shareholders' equity:
Ordinary shares, $0.05 par value per share: 86,400,000 shares authorized;
   64,439,073 shares issued and outstanding as of March 31, 2003 and
   December 31, 2002..............................................................          3,222             3,222
Additional paid-in capital .......................................................         68,450            68,394
Retained earnings ................................................................         14,200            16,054
Employee benefit trusts, at cost (13,684,881 shares as of March 31, 2003
   and December 31, 2002) ........................................................        (63,571)          (63,571)
Accumulated other comprehensive loss .............................................         (1,503)           (2,613)
                                                                                     ------------      ------------
Total shareholders' equity .......................................................         20,798            21,486
                                                                                     ------------      ------------
Total liabilities and shareholders' equity .......................................    $    73,477       $    80,217
                                                                                     ------------      ------------
                                                                                     ------------      ------------

(1)  Reclassifications have been made related to discontinued operations - see Note 4.

  See accompanying Notes which are an integral part of these Condensed Interim
                       Consolidated Financial Statements.


                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                                   (Unaudited)
                (In thousands, except per share and ADS amounts)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                     ------------------------------
                                                                                         2003             2002 (1)
                                                                                     ------------      ------------
Continuing operations:

Revenues:
Investment income.................................................................     $      534        $    2,381
Insurance policy charges..........................................................              4                 1
Financial advisory services and other fee income (2)..............................          3,564             7,006
Net realized investment gains (losses)............................................         (7,324)            3,722
Change in net unrealized investment gains and losses on trading securities........          8,313           (12,883)
                                                                                     ------------      ------------
                                                                                            5,091               227
Expenses:
Amounts credited on insurance policyholder accounts...............................            519             1,980
Amortization of deferred policy acquisition costs.................................              -               294
Operating expenses................................................................          6,292             8,500
Interest expense..................................................................            142               304
                                                                                     ------------      ------------
                                                                                            6,953            11,078
                                                                                     ------------      ------------
Loss from continuing operations before income taxes...............................         (1,862)          (10,851)

Income tax expense ...............................................................             11               752
                                                                                     ------------      ------------
Loss from continuing operations...................................................         (1,873)          (11,603)

Discontinued operations:
Income (loss) from discontinued operations, net of income
   tax expense (benefit) of $1 and $(10,169), respectively........................             19           (18,702)
                                                                                     ------------      ------------
Income (loss) on discontinued operations..........................................             19           (18,702)
                                                                                     ------------      ------------
Net loss..........................................................................     $   (1,854)       $  (30,305)
                                                                                     ------------      ------------
                                                                                     ------------      ------------

(1)    Reclassifications have been made related to discontinued operations - see
       Note 4.

(2) Includes amounts of $0 and $2,573 for revenues earned from entities included in discontinued operations for the three months ended March 31, 2003 and 2002, respectively.

  See accompanying Notes which are an integral part of these Condensed Interim
                       Consolidated Financial Statements.


                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

             CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)
                                   (Unaudited)
                (In thousands, except per share and ADS amounts)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                     ------------------------------
                                                                                           2003           2002 (1)
                                                                                     ------------      ------------
Basic and diluted loss per share and ADS: (2)

Basic and diluted loss per share:
Continuing operations.............................................................    $     (0.04)      $     (0.23)
Discontinued operations...........................................................              -             (0.37)
                                                                                     ------------      ------------
                                                                                      $     (0.04)      $     (0.60)
                                                                                     ------------      ------------
                                                                                     ------------      ------------
Basic and diluted loss per ADS: (2)
Continuing operations.............................................................    $     (0.37)      $     (2.29)
Discontinued operations...........................................................              -             (3.68)
                                                                                     ------------      ------------
                                                                                      $     (0.37)      $     (5.97)
                                                                                     ------------      ------------
                                                                                     ------------      ------------

(1)    Reclassifications have been made related to discontinued operations - see
       Note 4.

(2) ADS amounts have been restated to reflect the one-for-ten reverse split in June 2002.



  See accompanying Notes which are an integral part of these Condensed Interim
                       Consolidated Financial Statements.


                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                     ------------------------------
                                                                                         2003              2002
                                                                                     ------------      ------------

Net cash provided by continuing operations........................................    $     6,527       $    19,567

Net cash used in discontinued operations .........................................            (45)          (19,874)
                                                                                     ------------      ------------
Net cash provided by (used in) operating activities ..............................          6,482              (307)
                                                                                     ------------      ------------

Cash flows from investing activities:
Purchases of held-to-maturity fixed maturity securities ..........................              -               (81)
Purchases of available-for-sale fixed maturity securities ........................           (140)           (5,033)
Proceeds from sale of available-for-sale fixed maturity securities................          2,914                 -
Capital expenditures .............................................................            (46)             (402)
                                                                                     ------------      ------------
Net cash provided by (used in) investing activities ..............................          2,728            (5,516)
                                                                                     ------------      ------------

Cash flows from financing activities:
Insurance policyholder contract deposits .........................................              -             3,585
Insurance policyholder benefits paid .............................................           (986)             (811)
Proceeds from disposal of shares by the employee benefit trusts...................              -                43
Repayment of notes payable........................................................         (4,944)                -
                                                                                     ------------      ------------
Net cash provided by (used in) financing activities ..............................         (5,930)            2,817
                                                                                     ------------      ------------

Net increase (decrease) in cash and cash equivalents .............................          3,280            (3,006)
Cash and cash equivalents at beginning of period (1) .............................         15,871            61,212
Foreign currency translation adjustment ..........................................           (126)              (65)
                                                                                     ------------      ------------
Cash and cash equivalents at end of period (1) ...................................    $    19,025       $    58,141
                                                                                     ------------      ------------
                                                                                     ------------      ------------

(1)  Amounts reflect continuing operations only.


  See accompanying Notes which are an integral part of these Condensed Interim
                       Consolidated Financial Statements.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                                 (In thousands)

                                                                                            Accumulated
                                                                                               Other
                                   Ordinary Shares    Additional                Employee      Compre-      Total
                                --------------------   Paid-in     Retained      Benefit      hensive   Shareholders'
                                  Number    Amount     Capital     Earnings      Trusts        Loss       Equity
                                ---------  ---------  ----------  ----------   ----------   ----------- ------------

Balance as of
   December 31, 2002............   64,439  $   3,222   $  68,394   $  16,054     $(63,571)    $  (2,613)   $ 21,486

Net loss........................        -          -           -      (1,854)           -             -      (1,854)
Change in net unrealized
   gains and losses on
   available-for-sale securities        -          -           -           -            -         1,134       1,134
Foreign currency translation
   adjustment...................        -          -           -           -            -           (24)        (24)
Warrants issued to bank ........        -          -          56           -            -             -          56

                                ---------  ---------  ----------  ----------   ----------   -----------  ----------
Balance as of March 31, 2003....  64,439   $   3,222   $  68,450   $  14,200     $(63,571)    $  (1,503)   $ 20,798
                                ---------  ---------  ----------  ----------   ----------   -----------  ----------
                                ---------  ---------  ----------  ----------   ----------   -----------  ----------


  See accompanying Notes which are an integral part of these Condensed Interim
                       Consolidated Financial Statements.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                   (Unaudited)
                                 (In thousands)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                     ------------------------------
                                                                                           2003             2002
                                                                                     ------------      ------------

Net loss..........................................................................    $    (1,854)      $   (30,305)

Other comprehensive income (loss), net of deferred income taxes:

Foreign currency translation adjustments, net of income taxes of $0...............            (24)              194

Change in net unrealized gains and losses related to continuing operations:
   Unrealized holding gains and losses on available-for-sale securities...........            134               671
   Less: reclassification adjustment for gains and losses included in
     net loss.....................................................................          1,000               119
   Deferred policy acquisition cost amortization adjustments......................              -            (1,428)

Change in net unrealized gains and losses related to discontinued operations:
   Change in net unrealized gains and losses on available-for-sale securities.....              -            (6,897)
   Deferred policy acquisition cost amortization adjustments......................              -             4,173
   Deferred income taxes..........................................................              -               953
                                                                                     ------------      ------------
Other comprehensive income (loss) ................................................          1,110            (2,215)
                                                                                     ------------      ------------
Comprehensive loss ...............................................................    $      (744)      $   (32,520)
                                                                                     ------------      ------------
                                                                                     ------------      ------------


  See accompanying Notes which are an integral part of these Condensed Interim
                       Consolidated Financial Statements.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

         NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

Note 1.   Material Events

       During the third quarter of 2002, London Pacific Life & Annuity Company ("LPLA"), the primary insurance company of London Pacific Group Limited (the "Company"), was placed under regulatory control and rehabilitation based on LPLA's statutory capital and surplus as of June 30, 2002. On August 6, 2002, on petition of the Commissioner of Insurance of the State of North Carolina (the "Commissioner") with the unanimous approval of LPLA's board of directors, the Superior Court of Wake County in the State of North Carolina ordered the Commissioner to take possession and control of all of the property, books and accounts, documents and other records of LPLA. Based on this court order, the Company no longer exercises control over LPLA. As a result of this event, the Company deconsolidated LPLA and recorded a charge to earnings in the third quarter of 2002 of $38.5 million for losses resulting from the disposition of LPLA.

       For further discussion, see Note 4 "Discontinued Operations" below.

       On July 2, 2002, the Company announced that further declines in the value of LPLA's investment portfolio due to persistent negative events in the equity and bond markets continued to erode significantly the statutory capital of LPLA and that the Company had been unsuccessful in concluding a transaction to enhance the capital of LPLA. As a consequence, LPLA discontinued the issuance of new policies as of July 2, 2002. Although the statutory capital of the Company's Jersey insurance subsidiary, London Pacific Assurance Limited ("LPAL"), had not been affected by the adverse equity and bond markets to the same extent as the statutory capital of LPLA, the Company also announced on July 2, 2002 that LPAL would discontinue writing new policies effective immediately. The decision to discontinue the issuance of new policies through LPAL was made to avoid the increased capital requirements created by additional policyholder liabilities. Subsequent to this announcement and other announcements relating to the Company and LPLA, LPAL policy surrenders increased substantially. Approximately 76% of LPAL's $140.2 million in policyholder liabilities as of June 30, 2002 had been redeemed as of March 31, 2003.

       On March 7, 2003, the Company entered into a definitive agreement to sell substantially all of the assets and operations of Berkeley Capital Management ("BCM"), its U.S. based asset management subsidiary. Consequently, the Company deconsolidated BCM as of March 31, 2003 and BCM's results of operations have been reported separately in the income statement under discontinued operations.


Note 2.   Subsequent Events

       On May 7, 2003, the Company completed the sale of substantially all of the assets and operations of BCM to a company majority-owned by funds under the management of Putnam Lovell NBF Private Equity ("Putnam Lovell"). The Company received initial proceeds of $8.06 million in cash upon the sale of BCM and will receive a further $1.0 million in cash on December 31, 2003 subject to certain adjustments. The Company may also receive up to $1.25 million in cash earnout payments ratably over the four quarters of 2004 if revenues received in 2003 from a new product planned for launch by BCM in 2003 exceed certain defined targets; however, the Company believes that these earnout payments are unlikely. As of March 31, 2003, BCM's assets under management were approximately $1.1 billion.

       For further discussion, see Note 4 "Discontinued Operations" below.

       On May 9, 2003, the Company entered into a definitive agreement to sell all of the outstanding stock of London Pacific Advisory Services, Inc., London Pacific Securities, Inc. and LPA Insurance Agency, Inc. together with the associated assets of the advisory business held within London Pacific Technologies, Inc. and LP Advisors, Inc. (together, "LPA" or the "LPA business") for total consideration of up to $16.2 million, to a wholly-owned subsidiary of SunGard Data Systems Inc. ("SunGard"). The purchase price consists of $8.2 million in

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES
cash to be paid upon closing of the sale of the LPA business (less $1.25 million to be held back to cover any shortfall to the agreed minimum tangible net asset value of the LPA assets minus the liabilities acquired in the transaction, and to cover any indemnity obligations) and up to a further $8.0 million cash earnout payment that will be equal in amount to one-half of the cumulative operating profits from the LPA business in the three year period immediately following closing of the sale to SunGard. This earnout payment will be paid within approximately 60 days following the third anniversary of the closing of the transaction. There is no guarantee that any portion of the earnout payment will be received by the Company. The definitive agreement is binding on both companies and is subject to customary corporate and regulatory approvals. The Company expects the sale to close on or before June 9, 2003. As of March 31, 2003, LPA's assets under management, consulting or administration were approximately $2.3 billion.

       See Part II, Item 5 "Other Information" for unaudited pro forma financial information.


Note 3.   Basis of Presentation and Principles of Consolidation

       The accompanying condensed interim consolidated financial statements are unaudited and have been prepared by the Company in conformity with United States generally accepted accounting principles ("U.S. GAAP"). These condensed interim consolidated financial statements include the accounts of the Company, its subsidiaries (with the exception of LPLA and BCM as discussed above in Note 1 "Material Events" and Note 2 "Subsequent Events") the Employee Share Option Trust ("ESOT") and the Agent Loyalty Opportunity Trust ("ALOT") (collectively, the "Group"). Significant subsidiaries included in the continuing operations of the Group and discussed in this document include: London Pacific Assurance Limited, London Pacific Advisors and Berkeley International Capital Corporation. All intercompany transactions and balances have been eliminated in consolidation except for intercompany transactions between continuing and discontinued operations principally related to investment management fees from LPLA (discontinued operations) to the continuing operations which are disclosed in
Note 4 and Note 9 below.

       Certain information and note disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. In the opinion of management, the condensed interim consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are necessary for a fair statement of the results for the interim periods presented.

       While the Group's management believes that the disclosures presented are adequate to make the information not misleading, these condensed interim consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2002, which are contained in the Company's Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission ("SEC") on March 19, 2003. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

       The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of these condensed interim consolidated financial statements as well as the reported amount of revenues and expenses during this reporting period. Actual results could differ from these estimates. Certain estimates such as fair value and actuarial assumptions have a significant impact on the gains and losses recorded on investments and balance of life insurance policy liabilities.

       Because of the events described above in Note 1 "Material  Events" and in
Note 2 "Subsequent Events," as well as other unknown events that may occur during the next nine months, the results for the three month period ended March 31, 2003, are not indicative of the results to be expected for the full fiscal year.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

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

Share Incentive Plan

       The Group accounts for stock based compensation issued to employees in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations which recognizes compensation expense based upon the intrinsic value of the stock options as of the date of grant. The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation," which encourages, but does not require, companies to recognize compensation expense for grants of stock options based on their fair value. The Group has elected, as permitted by SFAS 123, to adopt the disclosure requirement of SFAS 123 and to continue to account for stock based compensation under APB 25.

       Had compensation expense for the Group's ESOT activity been determined based upon the fair value method in accordance with SFAS 123, the Group's net loss and loss per share and ADS would have been increased to the pro forma amounts as reflected below:

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                     ------------------------------
                                                                                         2003              2002
                                                                                     ------------      ------------
                                                                                         (In thousands, except per
                                                                                           share and ADS amount)

Net loss as reported..............................................................     $   (1,854)      $   (30,305)
Add: Stock based employee compensation expense included in
    reported income (loss), net of related tax effects............................              -                 -
Deduct: Total stock based employee compensation expense determined
    under fair value based methods for all awards, net of related tax effects.....           (251)             (266)
                                                                                     ------------      ------------

Pro forma net loss................................................................     $   (2,105)      $   (30,571)
                                                                                     ------------      ------------
                                                                                     ------------      ------------
Basic and diluted loss per share:
As reported.......................................................................          (0.04)            (0.60)
Pro forma.........................................................................          (0.04)            (0.60)
Basic and diluted loss per ADS: (1)
As reported.......................................................................          (0.37)            (5.97)
Pro forma.........................................................................          (0.41)            (6.02)

(1)    ADS amounts have been restated to reflect the  one-for-ten  split in June
       2002.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

       The pro forma disclosures shown above were calculated for all options granted after December 31, 1994 using a Black-Scholes option pricing model with the following assumptions:

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                     ------------------------------
                                                                                        2003 (1)           2002
                                                                                     ------------      ------------
Expected dividend yield (2).......................................................              -                 -
Expected stock price volatility...................................................              -              125%
Risk-free interest rate...........................................................              -             3.95%
Weighted average expected life (in years).........................................              -                 5

(1)    No grants were made in the first quarter of 2003.

(2) The deduction to the share price was zero, as future dividends have not been assumed.


Note 4.   Discontinued Operations

       As described above in Note 1 "Material Events," the Group, with the unanimous approval of LPLA's board of directors, ceded control of LPLA to the North Carolina insurance regulators on August 6, 2002. In connection therewith, the Group deconsolidated LPLA and recorded a charge to earnings of $38.5 million during the third quarter of 2002. Although LPLA was placed under regulatory control and rehabilitation, the Group will not regain control or receive any benefit from LPLA in the future. As such, in accordance with Statement of Financial Accounting Standard No. 144 ("SFAS 144") "Accounting for the Impairment or Disposal of Long Lived Assets," the results of operations of LPLA (pre-rehabilitation) have been reported in discontinued operations. Under SFAS 144, the results of operations of a discontinued business, and any impairment losses related to a discontinued business, are reported separately in the income statement under discontinued operations for the current and prior periods.

       A summary of LPLA's pre-tax operating results for the three month period ended March 31, 2002 is shown below.

                                                                                                       Three Months
                                                                                                           Ended
                                                                                                      March 31, 2002
                                                                                                      --------------
                                                                                                      (In thousands)
Revenues:
Investment income before intercompany management fee expense.....................................       $    32,081
Intercompany management fee expense (1)..........................................................            (3,042)
Other income.....................................................................................             1,647
Net realized and change in net unrealized investment gains and losses............................           (25,882)
                                                                                                       ------------
Total revenues and net investment losses.........................................................             4,804

Expenses:
Interest credited on insurance policyholder accounts.............................................            27,921
Amortization of deferred policy acquisition costs................................................             3,882
Other expenses...................................................................................             2,231
                                                                                                       ------------
Total expenses...................................................................................            34,034
                                                                                                       ------------
Loss before income taxes ........................................................................       $   (29,230)
                                                                                                       ------------
                                                                                                       ------------

(1) These fees were paid to and included in the revenues of the venture capital management business segment of continuing operations and asset management business segment of discontinued operations.

                                       12

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

       LPLA had been included in the Group's life insurance and annuities business segment.

       As described in Note 1 "Material Events" and Note 2 "Subsequent Events," the Group entered into a definitive agreement to sell substantially all of the assets and operations of BCM on March 7, 2003, and on May 7, 2003 the sale was completed. In connection therewith, the Group deconsolidated BCM as of March 31, 2003 and BCM's assets and liabilities have been shown as held for sale in the current and prior period consolidated balance sheets, in accordance with SFAS
144. The Group does not expect to receive any material amounts of income from its asset management segment in the foreseeable future. The results of operations of BCM and, in addition for the first quarter of 2002, the results of Berkeley International Limited ("BIL") (the remainder of the asset management segment in that period) have been reported in discontinued operations.

       A summary of BCM's pre-tax operating results (including the results of the remainder of the asset management segment in the prior period from BIL) for the three month periods ended March 31, 2003 and 2002, and BCM's total assets and total liabilities held for sale as of March 31, 2003 and December 31, 2002, are shown below.

                                                                                          Three Months Ended
                                                                                                March 31,
                                                                                     ------------------------------
                                                                                         2003              2002
                                                                                     ------------      ------------
                                                                                            (In thousands)
Revenues:
Asset management fees.............................................................    $     1,028       $     1,164
Intercompany management fee income (1)............................................              4               483
                                                                                     ------------      ------------
Total revenues....................................................................          1,032             1,647

Expenses:
Operating expenses................................................................          1,012             1,288
                                                                                     ------------      ------------
Income before income taxes........................................................    $        20       $       359
                                                                                     ------------      ------------
                                                                                     ------------      ------------

(1) Fees were paid from and included in the net revenues of the life insurance and annuities business segment of continuing operations (LPAL) of $4,000 and $15,000 for the three months ended March 31, 2003 and 2002, respectively. For the three months ended March 31, 2002, these fees also include $468,000 received from LPLA (discontinued operations).

                                                                                        March 31,      December 31,
                                                                                          2003             2002
                                                                                     ------------      ------------
                                                                                             (In thousands)
Assets held for sale:
Cash and investments..............................................................    $       453       $       401
Property and equipment, net.......................................................            112               125
Goodwill, net.....................................................................          1,266             1,267
Other assets......................................................................            191               209
                                                                                     ------------      ------------
Total assets held for sale........................................................    $     2,022       $     2,002
                                                                                     ------------      ------------
                                                                                     ------------      ------------
Liabilities held for sale:
Accounts payable, accruals and other liabilities..................................    $       369       $       413
                                                                                     ------------      ------------
Total liabilities held for sale...................................................    $       369       $       413
                                                                                     ------------      ------------
                                                                                     ------------      ------------

                                       13

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

       BCM had been included in the Group's asset management business segment.

       On May 7, 2003, the Group sold substantially all of the assets and operations of BCM in an all cash transaction to a newly formed company majority-owned by funds under the management of Putnam Lovell. The total fixed consideration of $9.06 million, less any required provisions for indemnity obligations under the purchase and sale agreement; direct costs relating to the sale including taxes; and the approximate $1.1 million book value of the net assets being disposed of, will be recorded as a gain on sale of discontinued operations. The estimated book gain is approximately $7.6 million.


Note 5.   Earnings Per Share and ADS

       The Group calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." This statement requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income or loss by the weighted average number of Ordinary Shares outstanding during the applicable period, excluding shares held by the ESOT and the ALOT which are regarded as treasury stock for the purposes of this calculation. The Group has issued employee share options, which are considered potential common stock under SFAS
128. The Company has also issued Ordinary Share warrants to Bank of Scotland in connection with the Company's bank facility, which are also considered potential common stock under SFAS 128. Diluted earnings per share is calculated by dividing net income by the weighted average number of Ordinary Shares outstanding during the applicable period as adjusted for these potentially dilutive options and warrants which are determined based on the "Treasury Stock Method." As the Group recorded a net loss for both of the three month periods ended March 31, 2003 and 2002, the calculation of diluted earnings per share for these periods do not include potentially dilutive employee share options and warrants issued to Bank of Scotland as they are anti-dilutive and, if included, would have resulted in a reduction of the net loss per share. If the Group had reported net income for both of the three month periods ended March 31, 2003 and 2002, there would have been an additional zero and 478,921 shares, respectively, included in the calculations of diluted earnings per share for these periods.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

       A reconciliation of the numerators and denominators for the basic and diluted earnings per share calculations is as follows:

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                     ------------------------------
                                                                                          2003            2002
                                                                                     ------------      ------------
                                                                                      (In thousands, except share,
                                                                                       per share and ADS amounts)

Loss from continuing operations...................................................    $    (1,873)      $   (11,603)
Income (loss) on discontinued operations..........................................             19           (18,702)
                                                                                     ------------      ------------
Net loss..........................................................................    $    (1,854)      $   (30,305)
                                                                                     ------------      ------------
                                                                                     ------------      ------------

Basic and diluted loss per share and ADS: (1)
Weighted average number of Ordinary Shares outstanding,
  excluding shares held by the employee benefit trusts............................     50,754,192        50,754,192
                                                                                     ------------      ------------
Basic and diluted loss per share:
Continuing operations.............................................................    $     (0.04)      $     (0.23)
Discontinued operations...........................................................              -             (0.37)
                                                                                     ------------      ------------
                                                                                      $     (0.04)      $     (0.60)
                                                                                     ------------      ------------
                                                                                     ------------      ------------
Basic and diluted loss per ADS: (1)
Continuing operations.............................................................    $     (0.37)      $     (2.29)
Discontinued operations...........................................................              -             (3.68)
                                                                                     ------------      ------------
                                                                                      $     (0.37)      $     (5.97)
                                                                                     ------------      ------------
                                                                                     ------------      ------------

(1) ADS amounts have been restated to reflect the one-for-ten reverse split in June 2002.


Note 6.   Investments

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

                 LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

       For a discussion of the Group's accounting policies with respect to the determination of fair value of investments and other-than-temporary impairments, see the section entitled "Critical Accounting Policies" in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" below. The Group's private securities consist primarily of convertible preferred stock holdings in technology companies. Financial information with respect to the issuers of these equity securities is received and reviewed periodically by the Group's management. In addition, the Group's management maintains contact with the management of these issuers through ongoing dialogue to examine the issuers' future plans and prospects.

       The Group's fixed maturity securities are principally comprised of U.S. and non-U.S. corporate debt. Generally, quoted market prices are available for these securities.

Fixed Maturity Securities

       An analysis of fixed maturity securities is as follows:

                                                  March 31, 2003                              December 31, 2002
                                  -------------------------------------------    -------------------------------------------
                                                Gross     Gross    Estimated                  Gross      Gross     Estimated
                                  Amortized  Unrealized Unrealized   Fair        Amortized  Unrealized Unrealized    Fair
                                    Cost       Gains      Losses     Value         Cost       Gains      Losses      Value
                                  ---------- ---------- ---------- ----------    ---------- ---------- ---------- ----------
                                                                         (In thousands)
Available-for-Sale:
Non-U.S. corporate
  debt securities..........        $   9,534  $      67  $       -  $   9,601     $  12,709  $     115  $      (9) $  12,815
Corporate debt securities .           17,441         90       (169)    17,362        17,772         90       (342)    17,520
                                  ---------- ---------- ---------- ----------    ---------- ---------- ---------- ----------
Total fixed maturity securities    $  26,975  $     157  $    (169) $  26,963     $  30,481  $     205  $    (351) $  30,335
                                  ---------- ---------- ---------- ----------    ---------- ---------- ---------- ----------
                                  ---------- ---------- ---------- ----------    ---------- ---------- ---------- ----------

Equity Securities

       Equity  securities  are  comprised  of  available-for-sale   and  trading
securities. An analysis of equity securities is as follows:


                                                  March 31, 2003                              December 31, 2002
                                  -------------------------------------------    -------------------------------------------
                                                Gross     Gross    Estimated                  Gross      Gross     Estimated
                                  Amortized  Unrealized Unrealized   Fair        Amortized  Unrealized Unrealized    Fair
                                    Cost       Gains      Losses     Value         Cost       Gains      Losses      Value
                                  ---------- ---------- ---------- ----------    ---------- ---------- ---------- ----------
                                                                         (In thousands)
Private corporate equity
  securities...............        $   6,437  $       -  $    (750) $   5,687     $   8,983  $       -  $  (1,750) $   7,233
                                  ---------- ---------- ---------- -----------   ---------- ---------- ---------- ----------

Total available-for-sale
  equity securities........            6,437          -       (750)     5,687         8,983          -     (1,750)     7,233

Trading securities.........           14,738      7,396     (9,362)    12,772        26,785      5,236    (15,516)    16,505
                                  ---------- ---------- ---------- ----------    ---------- ---------- ---------- ----------
Total equity securities....        $  21,175  $   7,396  $ (10,112) $  18,459     $  35,768  $   5,236  $ (17,266) $  23,738
                                  ---------- ---------- ---------- ----------    ---------- ---------- ---------- ----------
                                  ---------- ---------- ---------- ----------    ---------- ---------- ---------- ----------

       Trading securities are carried at fair value with changes in net unrealized gains and losses of $8,313,000 and $(12,883,000) included in the losses for the three month periods ended March 31, 2003 and 2002, respectively.

                                       16

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Investment Concentration and Risk

       As of March 31, 2003, fixed maturity securities held by the Group included investments in General Motors of $7,968,000, British Telecom of $3,199,000, Daimler Chrysler of $3,193,000, Ford Motor Credit of $3,195,000, North American Capital of $2,714,000 and Clarica of $2,720,000. Equity securities held by the Group primarily included investments in Agility Communications, Inc. of $3,375,000, Alacritech, Inc. of $2,250,000 and Packeteer, Inc. of $12,368,000. These nine corporate issuers each represented more than ten percent of shareholders' equity as of March 31, 2003.

       As of March 31, 2003, 100% of the Group's $27.0 million in fixed maturity securities, 99% of the Group's $5.7 million in available-for-sale private equity securities, and 62% of the Group's $12.8 million in trading securities were owned by the Group's Jersey based life insurance subsidiary, LPAL. LPAL's investments are not currently available to fund the operations or commitments of any other Group company.

Net Unrealized Gains (Losses) on Available-for-Sale Securities

       Net unrealized losses on fixed maturity securities classified as available-for-sale as of March 31, 2003 and December 31, 2002 totaled $12,000 and $146,000, respectively. There were no related deferred policy acquisition cost adjustments or income taxes.

       Net   unrealized    losses   on   equity    securities    classified   as
available-for-sale as of March 31, 2003 and December 31, 2002 totaled $750,000 and $1,750,000, respectively. There were no related income taxes.

       Changes  in  net  unrealized  gains  and  losses  on   available-for-sale
securities included in other comprehensive income for the period ended March 31, 2003 were as follows:

                                                                                           Net Unrealized Gains (Losses)
                                                                                       ------------------------------------
                                                                                         Fixed
                                                                                        Maturity      Equity
                                                                                       Securities   Securities      Total
                                                                                       ----------   ----------   -----------
                                                                                                  (In thousands)

Net unrealized losses on available-for-sale securities as of
   December 31, 2002.................................................................   $    (146)   $  (1,750)   $   (1,896)

Changes during the three month period ended March 31, 2003 for continuing operations:
   Unrealized holding gains and losses on available-for-sale securities..............         134            -           134
   Reclassification adjustment for gains and losses included in net income (loss)....           -        1,000         1,000
                                                                                       ----------   ----------   -----------
Net unrealized losses on available-for-sale securities as of
   March 31, 2003....................................................................   $     (12)   $    (750)   $     (762)
                                                                                       ----------   ----------   -----------
                                                                                       ----------   ----------   -----------

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

Realized Gains and Losses

       Information about gross and net realized gains and losses on securities transactions is as follows:

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                     ------------------------------
                                                                                           2003             2002
                                                                                     ------------      ------------
                                                                                              (In thousands)
Realized gains (losses) on securities transactions:
Fixed maturities, available-for-sale:
    Gross losses..................................................................    $      (178)      $         -
                                                                                     ------------      ------------
Equity securities, trading:
    Gross gains...................................................................          1,623             3,841
    Gross losses..................................................................         (6,222)                -
                                                                                     ------------      ------------
Net realized gains on equity securities, trading..................................         (4,599)            3,841
                                                                                     ------------      ------------
Equity securities, available-for-sale:
    Gross losses..................................................................         (2,547)             (119)
                                                                                     ------------      ------------

Net realized investment gains (losses) on securities transactions.................    $    (7,324)      $     3,722
                                                                                     ------------      ------------
                                                                                     ------------      ------------

       During the three month period ended March 31, 2003, the Group's management determined that one private equity investment in a technology company was other-than-temporarily impaired and consequently recorded a realized loss of $2.5 million in the condensed interim consolidated income statement.


Note 7.    Notes Payable

       On December 20, 2002, the Company and Bank of Scotland agreed to the terms and conditions of an amended credit facility. The new facility provided up to $23.0 million of borrowings, with an interest rate of 3.5% above the LIBOR rate on borrowings up to $10.0 million and 4.5% above the LIBOR rate on borrowings between $10.0 million and $23.0 million (the one month LIBOR rate on March 31, 2003 was 1.3%). The facility limit decreases at the end of each quarter, such that the facility must be repaid in full no later than December 31, 2003; however, the bank has agreed to consider an extension of the final facility expiration date in light of the overall circumstances prevailing at the time of any such request by the Company. In addition to providing the bank with security interest over certain of the Group's listed equity securities having an aggregate market value of $6.6 million as of April 30, 2003, the Company has given the bank other guarantees, pledges and security interests over certain other Group assets. The Company agreed to pay the bank a one-time restructuring fee of (pound)180,000, monthly management fees of (pound)10,000 and quarterly facility fees which begin at 0.5% per annum and increase each quarter until they reach 2.5% per annum in the third quarter of 2003 based on the average facility usage during the quarter. The Company also granted to the bank warrants to subscribe for 1,933,172 Ordinary Shares of the Company. The warrants have a subscription price of (pound)0.1143 ($0.184 using an exchange rate of (pound)1 = $1.61) and may be exercised at any time prior to February 14, 2010. The fair value of these warrants was determined by the Company to be $251,125 on the grant date and this amount is being amortized to expense over the term of the bank facility, with the corresponding entries to additional paid-in capital. The Company agreed to new financial covenants under this reducing credit facility and must formally meet such covenants as of the end of each quarter. The Group's consolidated results for the quarter ended March 31, 2003 resulted in a breach of the core operating profit financial covenant under the facility. The Company has been granted a written waiver of this breach by Bank of Scotland.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

       During December 2002, the Group repaid $3.0 million to Bank of Scotland in permanent reduction of the facility to $20.0 million. As of December 31, 2002, $9.3 million was outstanding under the facility. In addition, $10.6 million of the remaining $10.7 million under the facility was utilized in the form of guarantees provided on behalf of certain former investee companies. During February 2003, the Group sold certain of its listed equity securities for $4.7 million and the proceeds were used to reduce the Group's borrowings to $4.4 million and the facility to $15.0 million.

       The Group's management believes that it is unlikely that the former investee companies will have the ability to repay any of their borrowings totaling $10.6 million according to the bank's quarterly repayment schedule during 2003, and thus the Group will be obligated to pay this amount on their behalf. The Group has recorded the maximum guarantee obligation of $10.6 million at March 31, 2003 and December 31, 2002 on its consolidated balance sheets and has taken other-than-temporary impairment losses on the related investments in its consolidated income statement for 2002.

       As discussed in Note 2 "Subsequent Events," on May 7, 2003, the sale of BCM was completed and the Group received initial sale proceeds of $8.06 million. On May 8, 2003, the Company paid $7.75 million to Bank of Scotland which reduced the Group's borrowings to zero and the amounts due under its guarantee obligations to $7.25 million.

       In June 2003, the Group will use the initial proceeds from the sale of LPA to SunGard (see Note 2 "Subsequent Events" above) and its cash or the proceeds from the sale of its listed equity securities in order to pay off the remaining $7.25 million in guarantee obligations under the bank facility described above. In the event that the sale of LPA is not completed, in order to meet its obligations to the bank as of the end of the third and fourth quarters of 2003, the Company will be required to identify other sources of liquidity. The Group's management believes that it will still be able to meet its near-term obligations through the sale of LPA to another party or the sale of its listed equity securities.


Note 8.  Commitments and Contingencies

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

       The Group is involved in various legal proceedings, including claims for damages from clients of a nature the Group considers to be normal for its business. The Group believes the ultimate settlement or other resolution of the claims will not materially affect its consolidated financial position, results of operations or cash flows.

Guarantees

       In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45") "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others -- an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34." The following is a summary of the Company's agreements that the Company has determined are within the scope of FIN 45.

       Under its Memorandum and Articles of Association, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company maintains directors and officers liability insurance that limits the Company's exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2003.

       The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, clients and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities under the agreement. These indemnification provisions sometimes include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2003.

       For disclosure of guarantee obligations under the Group's bank facility, see Note 7 above.


Note 9.   Business Segment and Geographical Information

       The Group's reportable operating segments are classified according to its principal businesses of life insurance and annuities, financial advisory services and venture capital management.

       Due to the sale of BCM (see Note 1 and Note 2 above), the asset management segment has been classified as discontinued operations as of March 31, 2003.

       Intercompany   transfers  between   reportable   operating  segments  are
accounted for at prices which are designed to be representative of unaffiliated third party transactions.

       During the three month periods ended March 31, 2003 and 2002, the venture capital management segment generated portfolio management fees from LPLA (discontinued operations) of $0 and $2,573,000, respectively. These portfolio management fees are included in the revenues of continuing operations and have not been eliminated in the condensed interim consolidated financial statements.

       Net realized investment losses in the amount of $31,368,000 were recorded during the first three months of 2002 by the venture capital management segment, related to intersegmental investment sales to the life insurance and annuities segment. These net realized investment losses were offset by a corresponding reclassification adjustment in unrealized investment gains and losses on trading securities for the same amount. These gains and losses have been eliminated in the Group's condensed interim consolidated financial statements.

       Summary revenue and investment gain (loss) information by geographic segment, based on the domicile of the Group company generating those revenues, is as follows:

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES


                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                     ------------------------------
                                                                                          2003             2002
                                                                                     ------------      ------------
                                                                                             (In thousands)

Jersey............................................................................    $      (562)      $    (3,118)
Guernsey..........................................................................          2,008            (3,433)
United States.....................................................................          3,645             6,778
                                                                                     ------------      ------------
Consolidated revenues and net investment gains (losses)
    from continuing operations....................................................     $    5,091       $       227
                                                                                     ------------      ------------
                                                                                     ------------      ------------

       Revenues and income (loss) before taxes for the Group's reportable operating segments included in continuing operations, based on management's internal reporting structure, were as follows:

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                     ------------------------------
                                                                                          2003             2002
                                                                                     ------------      ------------
                                                                                             (In thousands)

Revenues:
Life insurance and annuities (1)..................................................    $      (360)      $    (1,630)
Financial advisory services.......................................................          3,564             4,433
Venture capital management (2) ...................................................          1,867            (2,903)
                                                                                     ------------      ------------
                                                                                            5,071              (100)
Reconciliation of segment amounts to consolidated amounts:
Interest income ..................................................................             20               327
                                                                                     ------------      ------------
Consolidated revenues and net investment gains (losses)
    for continuing operations.....................................................    $     5,091       $       227
                                                                                      -----------      ------------
                                                                                     ------------      ------------
Income (loss) from continuing operations before income taxes:
Life insurance and annuities (1)..................................................    $    (1,123)      $    (4,133)
Financial advisory services.......................................................           (994)             (948)
Venture capital management (2) ...................................................          1,669            (3,981)
                                                                                     ------------      ------------
                                                                                             (448)           (9,062)
Reconciliation of segment amounts to consolidated amounts:
Interest income...................................................................             20               327
Corporate expenses................................................................         (1,292)           (1,812)
Interest expense (3)..............................................................           (142)             (304)
                                                                                     ------------      ------------
Consolidated loss from continuing operations
    before income taxes ..........................................................    $    (1,862)      $   (10,851)
                                                                                     ------------      ------------
                                                                                     ------------      ------------

(1) Netted against the revenues (investment income) of the life insurance and annuities segment are management fees paid to BCM (discontinued operations) of $4,000 and $15,000 in the first quarters of 2003 and 2002, respectively.

(2) Included in the revenues of the venture capital management segment are management fees from LPLA (discontinued operations) of $0 and $2,573,000 in the first quarters of 2003 and 2002, respectively.

(3) Included in interest expense is interest paid to LPLA (discontinued operations) of $0 and $15,000 in the first quarters of 2003 and 2002, respectively.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

       Material changes in segmental assets of continuing operations during the first quarter of 2003 occurred in: (a) the venture capital management segment, where assets decreased by $2,752,000 from $7,710,000 to $4,958,000, primarily due to the sale of $4,739,000 of trading securities, the proceeds from which were used to repay part of the bank loan, partially offset by a gain from the change in net unrealized gains and losses on listed equity securities in the trading account; and (b) the corporate and other segment, where assets decreased by $2,479,000 from $6,355,000 to $3,876,000, primarily due to the use of cash to fund LPA's operations ($0.9 million) and to pay for corporate expenses (primarily professional fees and payments related to the bank facility) during the first quarter of 2003.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       As used herein, the terms "registrant," "Company," "we," "us" and "our" refer to London Pacific Group Limited. Except as the context otherwise requires, the term "Group" refers collectively to the registrant and its subsidiaries.

       This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed interim consolidated financial statements, and the notes thereto, and the December 31, 2002 audited consolidated financial statements, and the notes thereto, included in our recent Annual Report on Form 10-K. The condensed interim consolidated financial statements are prepared in accordance with U.S. GAAP. This item should also be read in conjunction with the "Forward-Looking Statements and Factors That May Affect Future Results" which are set forth below and in our other filings with the SEC.

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

       Factors that could cause or contribute to deviations from the forward-looking statements include those discussed in this section, elsewhere in this report and in our other filings with the SEC. The factors include, but are not limited to, (i) the risks described in Item 3 "Quantitative and Qualitative Disclosures About Market Risk," (ii) variations in demand for our products and services, (iii) the success of our new products and services (iv) significant changes in net cash flows in or out of our businesses, (v) our ability to meet our debt obligations, (vi) fluctuations in the performance of debt and equity markets worldwide, (vii) the enactment of adverse state, federal or foreign regulation or changes in government policy or regulation (including accounting standards) affecting our operations, (viii) the effect of economic conditions and interest rates in the U.S., the U.K. or internationally, (ix) the ability of our subsidiaries to compete in their respective businesses, (x) our ability to attract and retain key personnel, and (xi) actions by governmental authorities that regulate our businesses, including insurance commissions.

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Life Insurance and Annuities

       Certain information regarding our life insurance and annuities segment's results of operations (continuing operations only) is as follows:

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                     ------------------------------
                                                                                          2003             2002
                                                                                     ------------      ------------
                                                                                             (In thousands)


Revenues:
Investment income.................................................................    $       514       $     2,054
Insurance policy charges .........................................................              4                 1
Net realized investment gains (losses)............................................        (23,405)            3,841
Change in net unrealized investment gains and losses on trading securities .......         22,527            (7,526)
                                                                                     ------------      ------------
Total revenues and net investment losses..........................................           (360)           (1,630)

Expenses:
Amounts credited on insurance policyholder accounts ..............................            519             1,980
Amortization of deferred policy acquisition costs.................................              -               294
General and administrative expenses ..............................................            244               229
                                                                                     ------------      ------------
Total expenses related to operations..............................................            763             2,503
                                                                                     ------------      ------------
Loss from continuing operations before income taxes ..............................    $    (1,123)      $    (4,133)
                                                                                     ------------      ------------
                                                                                     ------------      ------------

       As previously disclosed in our 2002 Annual Report on Form 10-K, during 2002, our primary insurance company, LPLA, was placed under regulatory control and rehabilitation based on LPLA's statutory capital and surplus as of June 30, 2002. On August 6, 2002, on petition of the Commissioner with the consent of LPLA and unanimous approval of its board of directors, the Superior Court of Wake County in the State of North Carolina ordered the Commissioner to take possession and control of all of the property, books and accounts, documents and other records of LPLA. As a result of this event, we deconsolidated LPLA and recorded a charge to earnings in 2002 of $38.5 million for losses resulting from this disposition.

       For further discussion, see the "Liquidity and Capital Resources" section below and Note 4 "Discontinued Operations" to the Consolidated Financial Statements in Part I, Item 2.

       On July 2, 2002, we announced that further declines in the value of LPLA's investment portfolio, due to persistent negative events in the equity and bond markets, continued to erode significantly the statutory capital of LPLA and that we had been unsuccessful in concluding a transaction to enhance the capital of LPLA. As a consequence, LPLA discontinued the issuance of new policies as of July 2, 2002. Although the statutory capital of our Jersey insurance subsidiary, LPAL, had not been affected by the adverse equity and bond markets to the same extent as the statutory capital of LPLA, we also announced on July 2, 2002 that LPAL would discontinue writing new policies effective immediately. The decision to discontinue the issuance of new policies through LPAL was made to avoid the increased capital requirements created by additional policyholder liabilities. Subsequent to this announcement and other announcements relating to the Group and LPLA, LPAL policy surrenders increased substantially. Approximately 76% of LPAL's policyholder liabilities as of June 30, 2002 had been redeemed as of March 31, 2003.

       Due to the events referred to above, LPAL plans to focus on managing the remaining block of policyholder liabilities. There are no plans currently to write new policies before conditions improve.

First quarter of 2003 compared to first quarter of 2002

       In the first quarter of 2003, LPAL contributed a loss before income taxes of $1.1 million to our overall loss before income taxes, compared to a loss before income taxes of $4.1 million in the first quarter of 2002. Net realized investment losses in the first quarter of 2003 were $23.4 million compared to net realized investment gains of $3.8 million in the first quarter of 2002. The gain from the change in net unrealized investment gains and losses was $22.5 million in the first quarter of 2003, compared to a loss of $7.5 million in the first quarter of 2002. In the first quarter of 2003, the spread between investment income and interest credited to policyholders decreased by $0.1 million; amortization of deferred policy acquisition costs ("DPAC") decreased by $0.3 million; and general and administration expenses remained flat, each as compared to the first quarter of 2002.

       LPAL did not generate any premiums during the first quarter of 2003, during the first quarter of 2002, $3.6 million of premiums were received. LPAL discontinued selling new policies on July 2, 2002 as a result of the events described above.

       Interest and dividend income on investments was $0.5 million in the first quarter of 2003, compared with $2.1 million in the first quarter of 2002. This $1.6 million decrease was due primarily to a decline in the level of invested bonds and cash.

       During the first quarter of 2003, $1.0 million of bond proceeds and cash were used to meet policy redemptions. Following this reduction, and further expected bond realizations and maturities required to meet policy maturities during the remaining nine months of 2003, interest income is expected to decline to approximately $1.6 million for the full year 2003.

       Policyholder liabilities as of March 31, 2003 were $34.3 million of which $9.9 million is scheduled to mature during the remaining nine months of 2003. These maturities are expected to be met by a combination of cash of approximately $9.2 million held at the beginning of April 2003 and bond maturities of approximately $13.0 million during the remaining nine months of 2003. Excess cash will be reinvested in bonds to meet future policy redemptions and expenses as appropriate. If there are no significant redemptions, policyholder liabilities are projected to be approximately $25.9 million at the end of 2003. Assuming the reinvestment of excess cash in bonds, investment income should approximately equal the amount credited to policies and operating expenses are expected to be approximately $0.9 million during the full year 2003. Unrealized investment gains on LPAL's listed equity securities were $2.6 million for the month of April 2003.

       Net investment losses totaled $0.9 million in the first quarter of 2003, compared to net investment losses of $3.7 million in the first quarter of 2002. Net investment losses in the first quarter of 2003 were comprised of net realized investment losses of $23.4 million and $22.5 million in gains from the change in net realized gains and losses on the listed equity securities held in the trading portfolio. The trading portfolio decreased from $8.9 million as of December 31, 2002 to $7.9 million as of March 31, 2003. LPAL sold certain trading positions during the first quarter of 2003, which resulted in net realized losses of $20.8 million based on an aggregate original cost of $23.7 million. These disposals represented shares held in companies that had completed initial public offerings of their securities. These realized losses were increased by an other-than-temporary impairment charge on one private equity security holding of $2.5 million.

       Total invested assets (defined as total assets excluding DPAC and other assets) decreased to $50.4 million as of March 31, 2003, compared to $51.6 million as of December 31, 2002. On total average invested assets in the first quarter of 2003, the average annualized net return, including both realized and unrealized investment gains and losses, was -2.9%, compared with -4.2% in the first quarter of 2002.

       Interest credited on policyholder accounts decreased by $1.5 million in the first quarter of 2003 to $0.5 million, compared with $2.0 million in the first quarter of 2002. The decrease was due primarily to substantial increases in policyholder surrenders in the second half of 2002. The average rate credited to policyholders was 5.8% in the first quarter of 2003, compared with 5.9% in the first quarter of 2002.

       Amortization of DPAC was zero in the first quarter of 2003, compared to $0.3 million in the first quarter of 2002. This was due to the acceleration of DPAC amortization to fully write-off DPAC as of September 30, 2002. The reason for the write-off was the discontinuance of new business at the start of the third quarter of 2002 and the lack of interest spread on the remaining block of business.

       General and administrative expenses remained at $0.2 million in the first quarter of 2003, compared with the first quarter of 2002.

Financial Advisory Services

       On May 9, 2003, we entered into a definitive agreement to sell the LPA business. See Note 2 "Subsequent Events" to the condensed interim consolidated financial statements in Part I, Item 1.

       Certain information regarding our financial advisory services segment's results of operations is as follows:

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                     ------------------------------
                                                                                          2003             2002
                                                                                     ------------      ------------
                                                                                             (In thousands)

Gross financial advisory services fees............................................    $     3,564       $     4,433
Payments due to independent advisors..............................................         (2,176)           (2,864)
                                                                                     ------------      ------------
                                                                                            1,388             1,569
Operating expenses................................................................          2,382             2,517
                                                                                     ------------      ------------
Loss before income taxes .........................................................    $      (994)      $      (948)
                                                                                     ------------      ------------
                                                                                     ------------      ------------

First quarter of 2003 compared to first quarter of 2002

       Net revenues in the financial advisory services segment decreased from $1.6 million in the first quarter of 2002 to $1.4 million in the first quarter of 2003. Net asset management and consulting fees decreased from the prior year period as a result of an overall decrease in assets under management upon which these fees are based. Net revenues from brokerage and commission product sales also decreased. Assets under management, consulting or administration decreased from $2.5 billion as of March 31, 2002 to $2.3 billion as of March 31, 2003. The addition of assets from new institutional clients helped to offset the decline in managed assets resulting from continued negative market conditions. The fees associated with these institutional back office services are at lower overall rates than full asset management and consulting services.

       Operating expenses decreased to $2.4 million in the first quarter of 2003, compared with $2.5 million in the first quarter of 2002. Before the capitalization and amortization of web development costs, expenses totaled $2.5 million in the first quarter of 2003, compared with $2.8 million in the first quarter of 2002. Segment-wide operating expense reductions were made over the course of the last year in response to negative market conditions resulting in a $0.3 million decrease in first quarter expenses over the same period in the prior year.

       In late 1999, we decided to make the LPA business the foundation for an Internet based initiative that could then be migrated to other vertical markets in which the Group had expertise. This initiative aimed to deliver a full complement of consulting and back office services to institutions and financial advisors through the Internet.

       The total investment in the Internet based project through March 31, 2003 was $3.6 million, including $150,000 in the first quarter of 2002. Of this total, $2.9 million has been capitalized as software development costs, although no additional costs were capitalized in the first quarter of 2003. The costs are being amortized

(as a component of operating expenses) over five years; amortization of these costs began in May 2001. The amount amortized during first quarter 2003 and 2002 was $0.1 million in each period.

       The Internet based initiative has opened the door for marketing of financial advisory services to institutions and large groups of advisors. To date, service contracts have been signed with eleven major institutions, and additional contracts are currently under negotiation. The revenue impact of these contracts increased during 2003 as newly contracted business came on line. Net asset management and consulting fees are expected to increase significantly during the second half of 2003 as new business from institutional clients comes onto the myOfficeOnlineSM platform. However, this will be for the benefit of the purchaser of the LPA business. See Note 2 "Subsequent Events" to the condensed interim consolidated financial statements in Part I, Item 1.

Venture Capital Management

       Certain information regarding our venture capital management segment's results of operations is as follows:

                                                                                          Three Months Ended
                                                                                                March 31,
                                                                                     ------------------------------
                                                                                          2003             2002
                                                                                     ------------      ------------
                                                                                             (In thousands)
Revenues:
Management fees...................................................................    $         -       $     2,573
Net realized investment gains (losses) (1)........................................         (5,249)          (31,487)
Change in net unrealized investment gains and losses on trading securities (1)....          7,116            26,011
                                                                                     ------------      ------------
Total revenues and net investment gains (losses)..................................          1,867            (2,903)
Operating expenses................................................................            198             1,078
                                                                                     ------------      ------------
Income (loss) before income taxes.................................................    $     1,669       $    (3,981)
                                                                                     ------------      ------------
                                                                                     ------------      ------------

(1) Net realized investment losses in the amounts of $0 and $31,368,000 were recorded in the first quarters of 2003 and 2002, respectively, by the venture capital management segment, related to intersegmental investment sales to the life insurance and annuities segment. These net realized investment losses were offset by a corresponding reclassification adjustment in unrealized investment gains and losses on trading securities for the same amount. These gains and losses have been eliminated in our condensed interim consolidated financial statements.

First quarter of 2003 compared to first quarter of 2002

       In the first quarter of 2003, the venture capital management segment contributed income before income taxes of $1.7 million, compared to a loss before income taxes of $4.0 million in the first quarter of 2002. The income and loss in those periods, respectively, was attributable primarily to net realized and unrealized investment gains and losses on listed equity securities. These positions in listed equity securities resulted from privately held technology companies, in which the venture capital management segment had an equity interest, completing initial public offerings or being acquired by publicly traded companies in stock-for-stock acquisitions.

       The change in net unrealized gains and losses in the listed equity trading portfolio during the first quarter of 2003 was a gain of $7.1 million, which was partially offset by net realized losses of $5.2 million. The trading portfolio decreased from $7.6 million as of December 31, 2002 to $4.9 million as of March 31, 2003. We sold certain trading positions during the first quarter of 2003, which resulted in net realized losses of $5.1 million based on an aggregate original cost of $9.8 million. These realized losses were increased by an other-than-temporary impairment write-down of $0.1 million on one private investment relating to the guarantees as discussed in Note 7 to the condensed interim consolidated financial statements. All intersegmental investment gains and losses, other than those arising from sales to LPLA (discontinued operations), have been eliminated in our condensed interim consolidated statements of income.

       We expect significant fluctuations in net unrealized gains and losses in the listed equity trading portfolio in future periods, reflecting continued equity market volatility, especially in the technology sector.

       The venture capital management segment earned portfolio management fees from LPLA of $2.6 million in the first quarter of 2002, and none in the first quarter of 2003. Due to the events described in the section entitled "Life Insurance and Annuities," Berkeley International Capital Corporation ("BICC") has not received fees from the management of LPLA's investment portfolio since the second quarter of 2002.

       Operating expenses in the first quarter of 2003 were $0.2 million, compared to $1.1 million in the first quarter of 2002. The $0.9 million decrease was attributable primarily to lower staff costs, reflecting the reduction in business and staffing during the latter half of 2002.

       BICC is seeking to redevelop its venture capital business. BICC's business relationships are extensive among Silicon Valley companies seeking later stage capital and in the investor community globally. There has continued to be a difficult operating environment in early 2003 for the venture capital industry. The operating results for this business segment, and for the Group as a whole, for the remainder of 2003 will be largely driven by portfolio performance in uncertain market conditions.

Corporate and Other

First quarter of 2003 compared to first quarter of 2002

       Corporate expenses decreased by $0.5 million to $1.3 million in the first quarter of 2003, as compared to $1.8 million for the first quarter of 2002. This decrease was primarily due to decreases in staff compensation and audit fees partially offset by higher bank facility costs.

       Interest income earned by us and our subsidiaries (excluding the life insurance and annuities segment) decreased by $0.3 million to $20,000 in the first quarter of 2003 as compared with the first quarter of 2002, primarily due to the decrease in cash and cash equivalents held by us. Interest expense incurred by us and our subsidiaries (excluding the life insurance and annuities segment) decreased by $0.2 million to $0.1 million in the first quarter of 2003 as compared with the first quarter of 2002, primarily due to the partial repayment of bank borrowings. A discussion of our sources and uses of cash is discussed in "Liquidity and Capital Resources" below.

Consolidated Income (Loss) from Continuing Operations Before Income Taxes

First quarter of 2003 compared to first quarter of 2002

       The consolidated loss from continuing operations before income taxes decreased from $10.9 million in the first quarter of 2002 to $1.9 million in the first quarter of 2003. Net realized and unrealized investment losses were $8.2 million higher in the first quarter of 2002 compared to the first quarter of 2003.

       Consolidated income before income taxes for the remainder of 2003 and future years may be volatile due to our holdings of listed equity securities primarily in the technology sector, which are marked to market with changes in their market value recognized in the income statement for each period. Other-than-temporary impairments of our private equity securities primarily in the technology sector could also affect our consolidated income before income taxes in future periods. For more information on the possible effects of volatility in the prices of equity securities, see Item 3 "Quantitative and Qualitative Disclosures About Market Risk" below.

       See discussion of events relating to LPLA, LPAL, BCM and LPA in the "Liquidity and Capital Resources" section below.

       After completion of the sale of the LPA business, the Group's focus will be on its venture capital placement business. The market environment for venture capital continues to be very weak but we believe that there will be opportunities in the future. However, there is no guarantee that we will be successful in redeveloping our venture capital operations.

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

First quarter of 2003 (continuing operations)

       Although the loss from continuing operations before income taxes was $1.9 million for the first quarter of 2003, an income tax expense of $11,000 resulted for the period. No tax benefits were provided for the $1.4 million in losses attributable to our U.S. subsidiaries as full valuation allowances have been taken against all net deferred tax assets due to doubt about our ability to utilize operating loss carryovers. In addition, $0.4 million of losses were contributed by our Jersey and Guernsey operations during the quarter for which no tax benefits will be realized.

Discontinued Operations

       In the first three months of 2002, prior to the loss of management control over LPLA, we recorded an after-tax loss from operations of LPLA of $19.1 million. The loss in the first quarter of 2002 was primarily due to net realized investment losses and the change in net unrealized investment gains and losses totaling $25.9 million. For further information see Note 4 to the condensed interim consolidated financial statements in Part I, Item 1.

       As we entered into a definitive agreement to sell substantially all of the assets and operations of BCM on March 7, 2003, we deconsolidated BCM as of March 31, 2003 and BCM's results of operations (together with the remaining asset management segment for 2002) have been reported separately in the income statement under discontinued operations. In the first quarter of 2003, the asset management segment (comprised of BCM only) reported income before taxes of $20,000, as compared to $359,000 for the first quarter of 2002 (which also included the results of BIL of $247,000). The reduction in net income was primarily due to the loss of management contracts relating to LPLA's investment portfolios during the third quarter of 2002. For further information see Note 4 to the condensed interim consolidated financial statements.

CRITICAL ACCOUNTING POLICIES

       Management has identified those accounting policies that are most important to the accurate portrayal of our financial condition and results of operations and that require management's most complex or subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These most critical accounting policies pertain to our investments and to the accounting for life insurance policy liabilities. In addition, for 2002 and for the first quarter of 2003, our accounting policies relating to consolidation, deconsolidation and the reporting of discontinued operations became very important to the portrayal of our financial condition and results of operations. These critical accounting policies are described below.

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

       A fixed maturity security is deemed to be impaired by us when we determine that it is probable that amounts due (principal and interest) will not be fully collected according to the security's contractual terms. This determination is made by considering all available facts and circumstances, including our intent and ability to continue to hold the investment to maturity. Factors considered include: (i) the length of time and extent to which the market values have been below amortized cost and the reasons for the decline,
(ii) the issuer's recent financial performance and condition, earnings trends and future prospects in the near to mid-term, (iii) changes in the issuer's debt rating and/or regulatory actions or other events that may effect the issuer's operations, (iv) the market condition of either the issuer's geographic area or industry as a whole, and (v) factors that raise doubt about the issuer's ability to continue as a going concern. If the evidence supports that a decline in fair value is other-than-temporary, then the fixed maturity security is written down to its quoted market value, if such a value is available. If a readily determinable fair value does not exist, then the fixed maturity security is written down to management's estimate of its fair value, which is based on the valuation methodologies described above. Write-downs are recorded as realized losses and included in earnings.

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

Consolidation, Deconsolidation and Reporting of Discontinued Operations

       Our condensed interim consolidated financial statements include the accounts of the Company, its subsidiaries (with the exception of LPLA and BCM which were deconsolidated during 2002 and 2003, respectively, as discussed below), the Employee Share Option Trust and the Agent Loyalty Opportunity Trust (collectively, the "Group"). Significant subsidiaries included in the continuing operations of the Group and discussed in this report include: London Pacific Assurance Limited, London Pacific Advisors and Berkeley International Capital Corporation. All intercompany transactions and balances are eliminated in consolidation except for intercompany transactions between continuing and discontinued operations principally related to investment management fees from LPLA (the discontinued operations) to the continuing operations. Our condensed interim consolidated balance sheet is presented in an unclassified format as the majority of the Group's assets relate to its continuing life insurance and annuities business.

       In accordance with SFAS 144, if a long-lived asset or "component of an entity" (a reportable segment, an operating segment, a reporting unit, a subsidiary or an asset group) is disposed of by sale or by abandonment, then the results of operations of that component of an entity shall be reported in discontinued operations if both of the following conditions are met: (i) the operations and cash flows of the component have been eliminated from the ongoing operations of the entity and (ii) the entity will not have any significant continuing involvement in the operations of the component.

       During the third quarter of 2002, our U.S. life insurance company, LPLA, was placed under regulatory control and rehabilitation by the North Carolina insurance regulators. As we no longer exercise control over LPLA, we deconsolidated LPLA and recorded a charge to earnings in the third quarter of 2002 of approximately $38.5 million for losses resulting from the disposition of LPLA. We will not regain control or receive any benefit from LPLA in the future. As such, in accordance with SFAS 144, the results of operations of LPLA (pre-rehabilitation) have been reported in discontinued operations. Under SFAS 144, the results of operations of a discontinued business, and any impairment losses related to a discontinued business, are reported separately in the income statement under discontinued operations for the current and prior periods, and in the prior period balance sheet as total assets of discontinued operations and total liabilities of discontinued operations.

       As we entered into a definitive agreement to sell substantially all of the assets and operations of BCM on March 7, 2003, we deconsolidated BCM as of March 31, 2003 and BCM's results of operations have been reported separately in the income statement under discontinued operations for the current and prior period. BCM's assets and liabilities have been classified as assets held for sale and liabilities held for sale in the current and prior period consolidated balance sheets. Due to the loss of the management contracts related to

LPLA's investment portfolios during the third quarter of 2002, both BCM and BIL will no longer receive fees from LPLA in future periods. We do not expect to receive any material amounts of income from our asset management segment in the foreseeable future.


LIQUIDITY AND CAPITAL RESOURCES

       Our cash and cash equivalents increased during the first quarter of 2003 by $3.2 million to $19.0 million. This increase resulted from $6.5 million and $2.7 million provided by operating and investing activities, respectively, partially offset by $5.9 million of cash used in financing activities. Cash provided by operating activities primarily related to the proceeds from the sales of trading securities by the life insurance and annuities and venture capital management segments. The cash used in financing activities related to the partial repayment of the bank facility together with policy surrender benefits paid by the life insurance and annuities segment. As of March 31, 2003, our cash and cash equivalents, excluding the life insurance and annuities segment, amounted to $10.3 million, a decrease of $2.1 million from December 31, 2002. Excluding the life insurance and annuities segment, we also held $4.9 million of listed equity securities which could be sold within a short period of time as of March 31, 2003, compared to $7.7 million as of December 31, 2002.

       Shareholders' equity decreased during the first quarter of 2003 by $0.7 million from $21.5 million at December 31, 2002 to $20.8 million at March 31, 2003, primarily due to a net loss for the period of $1.9 million, offset by the change in unrealized gains and losses on available-for-sale securities of $1.3 million included in accumulated other comprehensive income (loss). As of March 31, 2003 and December 31, 2002, $63.6 million of our Ordinary Shares, at cost, held by the employee benefit trusts have been netted against shareholders' equity.

       As more fully disclosed in our 2002 Annual Report on Form 10-K, on December 20, 2002, we and the Bank of Scotland agreed to the terms and conditions of an amended credit facility. The new facility provided up to $23.0 million of borrowings, with an interest rate of 3.5% above the LIBOR rate on borrowings up to $10.0 million and 4.5% above the LIBOR rate on borrowings between $10.0 million and $23.0 million (the one month LIBOR rate on March 31, 2003 was 1.3%). The facility limit decreases at the end of each quarter, such that the facility must be repaid in full no later than December 31, 2003; however, the bank has agreed to consider an extension of the final facility expiration date in light of the overall circumstances prevailing at the time of any such request by us. In addition to providing the bank with security interest over certain of our listed equity securities having an aggregate market value of $6.6 million as of April 30, 2003, we gave the bank other guarantees, pledges and security interests over certain other Group assets. We agreed to pay the bank a one-time restructuring fee of (pound)180,000, monthly management fees of (pound)10,000 and quarterly facility fees which begin at 0.5% per annum and increase each quarter until they reach 2.5% per annum in the third quarter of 2003 based on the average facility usage during the quarter. We also granted to the bank warrants to subscribe for 1,933,172 Ordinary Shares of the Company. The warrants have a subscription price of (pound)0.1143 ($0.184 using an exchange rate of (pound)1 = $1.61) and may be exercised at any time prior to February 14, 2010. We agreed to new financial covenants under this reducing credit facility and must formally meet such covenants as of the end of each quarter. Our consolidated results for the quarter ended March 31, 2003 resulted in a breach of the core operating profit financial covenant under the facility. We have been granted a written waiver of this breach by Bank of Scotland. See additional disclosure below.

       As of December 31, 2002, $9.3 million was outstanding under the bank facility. In addition, $10.6 million of the remaining $10.7 million under the facility was utilized in the form of guarantees provided on behalf of certain former investee companies. During February 2003, we sold certain of our listed equity securities for $4.7 million and the proceeds were used to reduce our borrowings to $4.4 million and the facility to $15.0 million.

       We believe that it is unlikely that the former investee companies will have the ability to repay any of their borrowings totaling $10.6 million according to the bank's quarterly repayment schedule during 2003, and thus we will be obligated to pay this amount on their behalf. We have recorded the maximum guarantee obligation of $10.6 million at March 31, 2003 and December 31, 2002 on our consolidated balance sheets and have been taken other-than-temporary impairment losses on the related investments in our consolidated income statement for 2002.

       On May 7, 2003, we sold substantially all of the assets and operations of BCM to a newly formed company majority-owned by funds under the management of Putnam Lovell. The purchase price consists of: (1) $8.06 million in cash which we received at closing, (2) a further $1.0 million cash installment to be paid on December 31, 2003, less up to one quarter of management fees the acquiror would have received from subadvising certain products of LPA should LPA terminate before December 31, 2003 a new subadvisory agreement which LPA and the acquiror will enter into at closing; and (3) up to $1.25 million in cash earnout payments to be paid by the buyer ratably over the four quarters of 2004, if revenues received in 2003 from a new product planned for launch by BCM in 2003 exceed certain defined targets. We currently believe that these earnout payments are unlikely. As part of the agreement, BCM and its shareholder made certain representations and warranties, and related indemnities, and these and other customary obligations are guaranteed by the Company. As of March 31, 2003, BCM's assets under management were approximately $1.1 billion, including approximately $0.2 billion of assets under a subadvisory agreement with LPA.

       On May 8, 2003, we paid $7.75 million to Bank of Scotland which reduced our borrowings to zero and the amounts due under our guarantee obligations to $7.25 million.

       On May 9, 2003, we entered into a definitive agreement to sell the stock of London Pacific Advisory Services, Inc., London Pacific Securities, Inc. and LPA Insurance Agency, Inc., together with the associated assets of the advisory business held within London Pacific Technologies, Inc. and LP Advisors, Inc. (together, the "LPA business") for total consideration of up to $16.2 million, to SunGard. The purchase price consists of $8.2 million in cash to be paid at closing (less $1.25 million to be held back to cover any shortfall to the agreed minimum tangible net asset value of the LPA assets minus the liabilities acquired in the transaction, and to cover any indemnity obligations) and up to a further $8.0 million cash earnout payment that will be equal in amount to one-half of the cumulative operating profits from the LPA business in the three year period immediately following closing of the sale to SunGard. This earnout payment will be paid within approximately 60 days following the third anniversary of the closing of the transaction. There is no guarantee that we will receive any portion of the earnout payment. LPA's net liability (approximately $10.3 million as of March 31, 2003) to BICC will not be assumed by SunGard. The definitive agreement is binding on both companies and is subject to customary corporate and regulatory approvals. We expect the sale to close on or before June 9, 2003. As of March 31, 2003, LPA's assets under management, consulting or administration were approximately $2.3 billion.

       We will use the initial proceeds from the sale of LPA to SunGard, expected in early June 2003, and our cash or the proceeds from the sale of our listed equity securities to pay off the remaining $7.25 million in guarantee obligations under the bank facility. In the unlikely event that the sale of LPA is not completed in June 2003, in order to meet our near-term obligations, we will need to find other sources of liquidity. We believe that we can meet our near-term obligations through the sale of LPA to another party or the sale of our listed equity securities. As of April 30, 2003, our listed equity securities (excluding those held by LPAL) had a market value of $6.6 million and we had cash and cash equivalents of $9.9 million (excluding cash held by LPAL). If we are unable to pay off the remaining $7.25 million in guarantee obligations under the bank facility should a sale of LPA not be completed by the end of September 2003, we will need to pay down the facility by $2.25 million on September 30, 2003 and by $5.0 million on December 31, 2003.

       Our consolidated results for the quarter ended March 31, 2003 resulted in a breach of the core operating profit financial covenant under the bank facility. We have been granted a written waiver of this breach by Bank of Scotland. It is possible that we may again fail to meet the bank's core operating profit financial covenant at the quarterly reporting dates of June 30, 2003 or September 30, 2003. If the bank were unwilling to waive such a covenant breach, we may be in default under the bank facility and all of the outstanding amounts under the bank facility would immediately become due. In the event that the bank facility becomes immediately repayable, we believe the balances of existing cash, proceeds from the sale of listed equity securities and the net proceeds from a sale of LPA will be sufficient to repay the bank facility and to meet other obligations for the next twelve months, including working capital for operations.

       As disclosed in our Annual Report on Form 10-K for 2002, on August 6, 2002, on petition of the Commissioner with the consent of LPLA and unanimous approval of its board of directors, the Superior Court of Wake County in the State of North Carolina ordered the Commissioner to take possession and control of all of the property, books and accounts, documents and other records of LPLA. LPLA and its officers, directors, agents, employees and all other persons were enjoined from disposing of LPLA's property and from transacting LPLA's business except with the consent of the Commissioner. The Court appointed the Commissioner as Rehabilitator of LPLA. Based on this court order, we no longer exercise control over LPLA.

       During 2002, LPLA paid investment management fees to our asset management and venture capital management segments totaling $3.6 million. The investment management agreement between LPLA and our other subsidiaries and related fees had been approved by the NCDOI. Due to the loss of control of LPLA, we no longer manage LPLA's portfolio of public corporate bonds and private equity and debt investments and no longer receive investment management fees for these services.

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

       On  July 2,  2002,  we  announced  that  LPAL  discontinued  issuing  new policies. Subsequent to this announcement and other announcements relating to the Group and LPLA, LPAL policy surrenders substantially increased. Approximately 76% of LPAL's $140.2 million policyholder liabilities as of June 30, 2002 had been redeemed as of March 31, 2003. Policy surrenders for the first quarter of 2003 totaled $1.0 million. We do not expect significant surrender activity during the remainder of 2003; however, approximately $9.8 million of policyholder liabilities are scheduled to mature during the remaining nine months of 2003. These maturities are expected to be met by a combination of cash held as of March 31, 2003 of $9.2 million and the proceeds from maturing bonds which are estimated to be $12.6 million during the remaining nine months of 2003. Assuming the reinvestment of excess cash in bonds, investment income should approximately equal the amount credited to policies during the remainder of 2003.

       During the first quarter of 2003, LPAL continued to service its policyholders. Policyholder liabilities for LPAL fell slightly during the first quarter of 2003 from $35.4 million as of December 31, 2002 to $34.3 million as of March 31, 2003. To date, the capital base is sufficient to support liabilities. As of March 31, 2003, LPAL's corporate bonds, cash and accrued interest totaled $36.9 million, listed equity securities were $7.9 million and the book value of private equity securities was $5.6 million. Due to the weakened economic environment, in February 2003, the Jersey Financial Services Commission ("JFSC") amended LPAL's insurance permit such that private equity investments are no longer approved assets. Therefore, declines in the market value of LPAL's listed equity securities, which totaled $8.9 million as of March 31, 2003, could have a significant impact on LPAL's statutory capital level.

       As of March 31,  2003,  we had no material  commitments  outstanding  for
capital   expenditures  or  additional  funding  for  private  equity  portfolio companies.


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

       For LPAL's business, the amount of policyholder liabilities is unaffected by changes in interest rates. Given the existing policy and bond maturity profiles, and that bonds will be held to maturity and early policy redemptions are protected by a market value adjustment and surrender penalty, the bonds and policies carry no interest rate risk. Excess cash from bond maturities, after meeting redemptions and operating expenses, is expected to yield approximately $0.2 million during the full year 2003. For each 100 basis point move in market interest rates this amount will vary by approximately $67,000 per annum.

       As of March 31, 2003, $4.4 million was outstanding under our credit facility with Bank of Scotland. In addition, $10.6 million remaining under the facility was utilized in the form of guarantees provided on behalf of certain former investee companies. During May 2003, we sold substantially all of the assets and operations of BCM and used $7.75 million of the initial proceeds from the sale to reduce our borrowings to zero and the guarantee liability under the facility to $7.25 million. Under the terms of the loan facility, the total usage must be reduced to $5.0 million by September 30, 2003 and the final $5.0 million will expire on December 31, 2003. In the event that the sale of the LPA business is not completed and the bank facility is not repaid in full during June 2003, for every 100 basis point movement in market interest rates, our exposure to liabilities relating to the guarantees will increase by approximately $73,000 per annum.

Equity Price Risk

       We are exposed to equity price risk on the listed equity securities held entirely in our trading portfolio. Changes in the level or volatility of equity prices affect the value of the listed equity securities. These changes in turn directly affect our consolidated net income because our holdings of listed equity securities are marked to market, with changes in their market value recognized in the income statement for the period in which the changes occur. These listed equity securities are primarily in companies in the volatile high technology industry sector, many of which are small capitalization stocks.

       If the fair value of our listed equity portfolio, as of March 31, 2003 and 2002, which totaled $12.8 million and $70.6 million, respectively, had abruptly increased or decreased by 50%, the fair value of the listed equity portfolio would have increased or decreased by $6.4 million and $35.3 million, respectively.

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

       As of March 31, 2003, we held $5.7 million in private corporate equity securities primarily in technology companies for which liquid markets do not exist. Private equity prices do not fluctuate directly with public equity markets, but significant market movements may trigger a review for other-than-temporary adjustment of the carrying values of our private equity securities. The risks inherent in these private equity investments relate primarily to the viability of the investee companies. We try to mitigate these risks in various ways including performing extensive due diligence prior to making an investment, and regularly reviewing the progress of the investee companies.


Item 4.   CONTROLS AND PROCEDURES

       We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the Securities and Exchange Commission. Such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the chief executive officer and the chief financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

       Within 90 days prior to the filing date of this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective.

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


Item 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

       Under the terms of our bank facility, no dividends may be declared without the prior consent of Bank of Scotland.


Item 3.    DEFAULTS UPON SENIOR SECURITIES

       On December 20, 2002, we and the Bank of Scotland agreed to the terms and conditions of an amended credit facility. We agreed to new financial covenants under this reducing credit facility and must formally meet such covenants as of the end of each quarter. Our consolidated results for the quarter ended March 31, 2003 resulted in a breach of the core operating profit financial covenant under the facility. We have been granted a written waiver of this breach by Bank of Scotland.

       It is possible that we may not be able to meet one of the bank's financial covenants at the quarterly reporting dates of June 30, 2003 or September 30, 2003 due to a potential shortfall in operating income. The financial covenant relates to our cumulative quarterly loss targets for our core businesses. If the bank were unwilling to waive such a covenant breach, we may be in default under the bank facility and all of the outstanding amounts under the bank facility would immediately become due. In the event the bank facility becomes immediately repayable, we believe the balances of existing cash and proceeds from the sale of listed equity securities will be sufficient to repay the bank facility and to meet other obligations for the next twelve months, including working capital for operations.

       We will use the initial proceeds from the sale of LPA to SunGard, which are expected in early June 2003, and our cash or the proceeds from the sale of our listed equity securities in order to pay off the remaining $7.25 million in guarantee obligations under the bank facility. In the event that the sale of LPA is not completed in June 2003, in order to meet our obligations to the bank as of the end of the third and fourth quarters of 2003, we will be required to identify other sources of liquidity. We believe that we will still be able to meet our near-term obligations through the sale of LPA to another party or the sale of our listed equity securities.

Item 5.    OTHER INFORMATION

Unaudited Pro Forma Financial Information

       Pro forma financial information has been presented below to show what the significant effects on the historical financial information might have been had the subsequent events described in the third paragraph of Note 2. "Subsequent Events" occurred on or before March 31, 2003. The condensed pro forma balance sheet was prepared assuming that we had sold all of the outstanding stock of London Pacific Advisory Services, Inc., London Pacific Securities, Inc. and LPA Insurance Agency, Inc. together with the associated assets of the advisory business held within London Pacific Technologies, Inc., and LP Advisors Inc. (together, "LPA" or the "LPA business") on or before March 31, 2003. It includes pro forma adjustments that are directly attributable to this transaction. Condensed pro forma income statements for the three months ended March 31, 2003 and year ended December 31, 2002 have also been prepared on the assumption that the sale was consummated at the beginning of each respective period.

       The pro forma statements do not purport to represent what the Group's financial position or results of operations would have been if the sale of the LPA business had in fact occurred on or before March 31, 2003 or to project the Group's financial position or results of operations at any future date or for any future periods. Consequently, any gain on sale, taxes and costs directly relating to the sale of the LPA business that would be included in the consolidated income statement of the Group within twelve months of the sale have not been included in the condensed pro forma income statements.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

                 CONDENSED PRO FORMA CONSOLIDATED BALANCE SHEET
                                   (Unaudited)
                                 (In thousands)

                                                                        As               Pro Forma                As
                                                                     Reported    -------------------------     Adjusted
                                                                     March 31,        LPA                      March 31,
                                                                       2003       Adjustments   Adjustments      2003
                             ASSETS                                ------------  ------------  ------------  ------------
                                                                                     (1)         (2)
Investments:
   Fixed maturities:
     Available-for-sale, at fair value............................  $    26,963   $        -    $         -   $    26,963
   Equity securities:
     Trading, at fair value ......................................       12,772             -             -        12,772
     Available-for-sale, at fair value ...........................        5,687            (3)            -         5,684
                                                                   ------------  ----------------------------------------
Total investments ................................................       45,422            (3)            -        45,419

Cash and cash equivalents.........................................       19,025          (647)            -        18,378
Accrued investment income ........................................          735             -             -           735
Property and equipment, net ......................................        2,928        (2,757)            -           171
Goodwill..........................................................        1,301        (1,301)            -             -
Other assets......................................................        2,044        (1,466)        1,250         1,828
Total assets held for sale........................................        2,022             -             -         2,022
                                                                   ------------  ------------  ------------  ------------
Total assets .....................................................  $    73,477   $    (6,174)  $     1,250   $    68,553
                                                                   ------------  ------------  ------------  ------------
                                                                   ------------  ------------  ------------  ------------
                LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Life insurance policy liabilities ................................  $    34,336   $         -   $         -   $    34,336
Notes payable ....................................................        4,370             -             -         4,370
Accounts payable and accruals.....................................        3,014        (2,114)            -           900
Guarantees under bank facility....................................       10,590             -        (6,390)        4,200
Total liabilities held for sale ..................................          369             -             -           369
                                                                   ------------  ------------  ------------  ------------
Total liabilities ................................................       52,679        (2,114)       (6,390)       44,175
                                                                   ------------  ------------  ------------  ------------
Commitments and contingencies

Shareholders' equity:
Ordinary shares, $0.05 par value per share........................        3,222             -             -         3,222
Additional paid-in capital .......................................       68,450             -             -        68,450
Retained earnings ................................................       14,200        (4,060)        7,640        17,780
Employee benefit trusts, at cost .................................      (63,571)            -             -       (63,571)
Accumulated other comprehensive loss .............................       (1,503)            -             -        (1,503)
                                                                   ------------  ------------  ------------  ------------
Total shareholders' equity .......................................       20,798        (4,060)        7,640        24,378
                                                                   ------------  ------------  ------------  ------------
Total liabilities and shareholders' equity .......................  $    73,477   $    (6,174)  $     1,250   $    68,553
                                                                   ------------  ------------  ------------  ------------
                                                                   ------------  ------------  ------------  ------------

(1) The pro forma adjustments for LPA reflect the elimination of all assets to be sold and liabilities to be assumed in the sale transaction, and equity from the consolidated group.

(2) Upon the closing of the sale of LPA, the Group will: (a) have $1.25 million of receivables due to holdbacks on the initial sale proceeds of $8.2 million, (b) be required to repay approximately $6.4 million to the bank related to guarantees under the facility, and (c) record a gain on sale of approximately $3.6 million (based on March 31, 2003 book values of LPA's assets and liabilities). Adjustments for these amounts have been made in the condensed pro forma consolidated balance sheet.

       Pro forma net income represents the results of operations adjusted to reflect the Group's operations excluding LPA. The condensed pro forma statements of income below were prepared assuming that we sold the LPA business at the beginning of each respective period.


                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

              CONDENSED PRO FORMA CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
             (In thousands, except share, per share and ADS amounts)

                                                                        As               Pro Forma                As
                                                                     Reported    --------------------------    Adjusted
                                                                   Three Months                              Three Months
                                                                      Ended                                     Ended
                                                                     March 31,        LPA                      March 31,
                                                                       2003       Adjustments   Adjustments      2003
Continuing operations:                                             ------------  ------------  ------------  ------------
                                                                                                   (1)
Revenues:
Investment income.................................................  $       534   $        (3)  $        39   $       570
Insurance policy charges..........................................            4             -             -             4
Financial advisory services and other fee income..................        3,564        (3,564)            -             -
Net realized investment losses....................................       (7,324)            -             -        (7,324)
Change in net unrealized investment gains and losses
   on trading securities .........................................        8,313             -             -         8,313
                                                                   ------------  ------------  ------------  ------------
                                                                          5,091        (3,567)           39         1,563
Expenses:
Amounts credited on insurance policyholder accounts...............          519             -             -           519
Operating expenses................................................        6,292        (4,558)            -         1,734
Interest expense..................................................          142           (45)           39           136
                                                                   ------------  ------------  ------------  ------------
                                                                          6,953        (4,603)           39         2,389
                                                                   ------------  ------------  ------------  ------------
Loss from continuing operations before
   income taxes...................................................       (1,862)        1,036             -          (826)

Income tax expense................................................           11            (4)            -             7
                                                                   ------------  ------------  ------------  ------------
Loss from continuing operations...................................  $    (1,873)  $     1,040   $         -   $      (833)
                                                                   ------------  ------------  ------------  ------------
                                                                   ------------  ------------  ------------  ------------


Basic and diluted weighted average number of shares ..............   50,754,192                                50,754,192

Basic and diluted loss per share and ADS from continuing operations:

Basic and diluted loss per share from
   continuing operations .........................................  $     (0.04)                              $     (0.02)
                                                                   ------------                              ------------
                                                                   ------------                              ------------
Basic and diluted loss per ADS from
   continuing operations .........................................  $     (0.37)                              $     (0.16)
                                                                   ------------                              ------------
                                                                   ------------                              ------------

(1) Adjustments to the condensed pro forma consolidated statement of income are for interest paid by LPA to BICC of $39,000 for the three months ended March 31, 2003.

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

              CONDENSED PRO FORMA CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)
             (In thousands, except share, per share and ADS amounts)

                                                                        As               Pro Forma                As
                                                                     Reported    --------------------------    Adjusted
                                                                       Year                                      Year
                                                                      Ended                                     Ended
                                                                     December         LPA                      December
                                                                     31, 2002     Adjustments   Adjustments    31, 2002
                                                                   ------------  ------------  ------------  ------------
                                                                       (1)                         (2)           (3)
Continuing operations:

Revenues:
Investment income..............................................     $     6,607   $       (18)  $       173   $     6,762
Insurance policy charges.......................................           1,155             -             -         1,155
Financial advisory services and other fee income...............          19,092       (16,184)            -         2,908
Net realized investment losses.................................         (21,507)            -             -       (21,507)
Change in net unrealized investment gains and
   losses on trading securities ...............................         (22,483)            -             -       (22,483)
                                                                   ------------  ------------  ------------  ------------
                                                                        (17,136)      (16,202)          173       (33,165)
Expenses:
Amounts credited on insurance policyholder accounts............           6,031             -             -         6,031
Amortization of deferred policy acquisition costs..............           2,952             -             -         2,952
Operating expenses.............................................          31,200       (20,395)            -        10,804
Goodwill amortization and write-offs...........................             396            (7)            -           389
Interest expense...............................................           1,031          (240)          173           965
                                                                   ------------  ------------  ------------  ------------
                                                                         41,610       (20,642)          173        21,141
                                                                   ------------  ------------  ------------  ------------
Loss from continuing operations
   before income taxes.........................................         (58,746)        4,440             -       (54,306)

Income tax expense.............................................           3,864        (2,573)            -         1,291
                                                                   ------------  ------------  ------------  ------------
Loss from continuing operations................................     $   (62,610)  $     7,013   $         -   $   (55,597)
                                                                   ------------  ------------  ------------  ------------
                                                                   ------------  ------------  ------------  ------------


Basic and diluted weighted average number of shares............      50,753,084                                50,753,084

Basic and diluted loss per share and ADS (4) from continuing operations:

Basic and diluted loss per share from
   continuing operations ......................................     $     (1.23)                              $     (1.10)
                                                                   ------------                              ------------
                                                                   ------------                              ------------
Basic and diluted loss per ADS (4) from
   continuing operations ......................................     $    (12.34)                              $    (10.95)
                                                                   ------------                              ------------
                                                                   ------------                              ------------

(1) Reclassifications have been made related to discontinued operations treatment for BCM as held for sale as of March 31, 2003 (together with the remaining asset management segment for 2002).

(2) Adjustments to the condensed pro forma consolidated statement of income are for interest paid by LPA to BICC of $173,000 for the year ended December 31, 2002.


(3) As of December 31, 2002, total operating and capital lease commitments of the Group were approximately $2.8 million and $0.3 million, respectively. Commitments that would be eliminated as a result of the sale of LPA for operating and capital lease commitments are approximately $2.0 million and $0.1 million, respectively.

(4) ADS amounts have been restated to reflect the one-for-ten reverse split in June 2002.


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)EXHIBITS

       The following exhibits are filed herewith:

Exhibit
Number      Description
-------     -----------------

4.5 Warrant Agreement dated February 14, 2003 between us and the Governor and Company of the Bank of Scotland relating to the Term Loan and Guarantee Facility dated December 20, 2002.

10.1.3 Stock Pledge Agreement dated January 29, 2003 between Berkeley International Capital Limited and the Governor and Company of the Bank of Scotland, relating to the Term Loan and Guarantee Facility dated December 20, 2002.

10.1.4 Stock Pledge Agreement dated February 7, 2003 between Berkeley International Capital Limited and the Governor and Company of the Bank of Scotland, relating to the Term Loan and Guarantee Facility dated December 20, 2002.

10.1.5      Stock Pledge  Agreement  dated  February  19, 2003 between  Berkeley
            (USA) Holdings Limited and the Governor and Company of the Bank of Scotland, relating to the Term Loan and Guarantee Facility dated December 20, 2002.

10.1.6      Security  Agreement  dated  February  28,  2003  between  us and the
            Governor and Company of the Bank of Scotland relating to the Term Loan and Guarantee Facility dated December 20, 2002.

10.5 Asset Purchase Agreement dated March 7, 2003 between Berkeley Capital Management ("BCM"), Berkeley (USA) Holdings Limited and Berkeley Capital Management LLC relating to the sale of substantially all of the assets and operations of BCM.

99.1 Certification by the Company's Executive Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification by the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)      REPORTS ON FORM 8-K:

       We filed three Current Reports on Form 8-K during the first quarter of 2003 as follows:

       The Report filed on March 10, 2003 contained information announcing that Berkeley (USA) Holdings Limited, one of our wholly-owned subsidiaries, had signed a definitive agreement to sell substantially all of the business and operations of our primary asset management subsidiary, Berkeley Capital Management, to a newly formed company majority-owned by funds under the management of Putnam Lovell NBF Private Equity.

       The Report filed on March 20, 2003 contained information announcing our preliminary financial results for the year ended December 31, 2002.

       The Report filed on March 28, 2003 contained information announcing that, effective March 28, 2003, Mr. Harold Hughes, Jr. was appointed as a member of the Compensation Committee of the Company's board of directors.

                                    SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                LONDON PACIFIC GROUP LIMITED
                                (Registrant)

Date:  May 15, 2003             By:    /s/  Ian K. Whitehead

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

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b)    Evaluated  the   effectiveness  of  the  registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

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



Date:  May 15, 2003                              By:    /s/  Arthur I. Trueger
                                                        ----------------------
                                                        Arthur I. Trueger
                                                        Executive Chairman

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

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

       (a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

       (b)    Evaluated  the   effectiveness  of  the  registrant's   disclosure
              controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

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



Date:  May 15, 2003                              By:    /s/  Ian K. Whitehead
                                                        -----------------------
                                                        Ian K. Whitehead
                                                        Chief Financial Officer

                  LONDON PACIFIC GROUP LIMITED AND SUBSIDIARIES

               EXHIBIT INDEX FOR THE QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2003

Exhibit
Number      Description
-------     -----------------

4.5 Warrant Agreement dated February 14, 2003 between us and the Governor and Company of the Bank of Scotland relating to the Term Loan and Guarantee Facility dated December 20, 2002.

10.1.3 Stock Pledge Agreement dated January 29, 2003 between Berkeley International Capital Limited and the Governor and Company of the Bank of Scotland, relating to the Term Loan and Guarantee Facility dated December 20, 2002.

10.1.4 Stock Pledge Agreement dated February 7, 2003 between Berkeley International Capital Limited and the Governor and Company of the Bank of Scotland, relating to the Term Loan and Guarantee Facility dated December 20, 2002.

10.1.5      Stock Pledge  Agreement  dated  February  19, 2003 between  Berkeley
            (USA) Holdings Limited and the Governor and Company of the Bank of Scotland, relating to the Term Loan and Guarantee Facility dated December 20, 2002.

10.1.6      Security  Agreement  dated  February  28,  2003  between  us and the
            Governor and Company of the Bank of Scotland relating to the Term Loan and Guarantee Facility dated December 20, 2002.

10.5 Asset Purchase Agreement dated March 7, 2003 between Berkeley Capital Management ("BCM"), Berkeley (USA) Holdings Limited and Berkeley Capital Management LLC relating to the sale of substantially all of the assets and operations of BCM.

99.1 Certification by the Company's Executive Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification by the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.