Form 10-Q
period 2003-06-30
BERKELEY TECHNOLOGY LTD
filed 2003-08-06
CIK 891377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ____________________

                                    FORM 10-Q

(Mark One)

[x]             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2003

                                       OR

[ ]           TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to _______


                         Commission file number 0-21874

                           Berkeley Technology Limited

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

                          London Pacific Group Limited
              (Former name, former address and former fiscal year,
                         if changed since last report)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No ___

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No |X|

        As of August 6, 2003, the registrant had outstanding 64,439,073 Ordinary Shares, par value $0.05 per share.


                                TABLE OF CONTENTS


                                     PART I

                              FINANCIAL INFORMATION

                                                                                     Page
Item 1.    Financial Statements:

           Unaudited Condensed Consolidated Balance Sheets as of June 30, 2003
               and December 31, 2002 ...............................................    3

           Unaudited Condensed Consolidated Statements of Income for the three
               and six months ended June 30, 2003 and 2002 .........................    4

           Unaudited Condensed Consolidated Statements of Cash Flows for the
               six months ended June 30, 2003 and 2002 .............................    6

           Unaudited Consolidated Statement of Changes in Shareholders' Equity
               for the six months ended June 30, 2003 ..............................    7

           Unaudited Consolidated Statements of Comprehensive Income for the
               three and six months ended June 30, 2003 and 2002 ...................    8

           Notes to Unaudited Interim Consolidated Financial Statements ............    9

Item 2.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations ...............................................   25

Item 3.    Quantitative and Qualitative Disclosures About Market Risk ..............   37

Item 4.    Controls and Procedures .................................................   38


                                     PART II

                                OTHER INFORMATION

Item 1.    Legal Proceedings .......................................................   38

Item 4.    Submission of Matters to a Vote of Security Holders .....................   39

Item 6.    Exhibits and Reports on Form 8-K ........................................   39

Signature  .........................................................................   41

Exhibit Index ......................................................................   42

                         PART I - FINANCIAL INFORMATION

  Item 1. FINANCIAL STATEMENTS

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)
                                                                                       June 30,        December 31,
                                                                                         2003             2002 (1)
                                                                                     ------------      ------------
                                            ASSETS

Investments (principally of life insurance subsidiary):
   Fixed maturities:
     Available-for-sale, at fair value (amortized cost: $21,324 and $30,481
       as of June 30, 2003 and December 31, 2002, respectively)...................     $   21,427        $   30,335
   Equity securities:
     Trading, at fair value (cost: $4,938 and $26,785 as of June 30, 2003
       and December 31, 2002, respectively) ......................................         17,097            16,505
     Available-for-sale, at estimated fair value (cost: $6,430 and $8,980 as of
       June 30, 2003 and December 31, 2002, respectively) ........................          5,680             7,230
                                                                                     ------------      ------------
Total investments ................................................................         44,204(2)         54,070

Cash and cash equivalents ........................................................         25,048(2)         15,308
Cash held in escrow...............................................................          1,000                 -
Accrued investment income ........................................................            932               900
Other assets .....................................................................          1,686             1,549
Total assets of discontinued operations...........................................              -             8,390
                                                                                     ------------      ------------
Total assets .....................................................................     $   72,870        $   80,217
                                                                                     ------------      ------------
                                                                                     ------------      ------------
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Life insurance policy liabilities ................................................     $   34,312        $   35,441
Notes payable ....................................................................              -             9,314
Accounts payable, accruals and taxes payable .....................................          1,002               832
Guarantees under bank facility....................................................              -            10,590
Total liabilities of discontinued operations......................................              -             2,554
                                                                                     ------------      ------------
Total liabilities ................................................................         35,314            58,731
                                                                                     ------------      ------------
Commitments and contingencies (see Note 9)

Shareholders' equity:
Ordinary shares, $0.05 par value per share: 86,400,000 shares authorized;
   64,439,073 shares issued and outstanding as of June 30, 2003 and
   December 31, 2002..............................................................          3,222             3,222
Additional paid-in capital .......................................................         68,615            68,394
Retained earnings ................................................................         30,552            16,054
Employee benefit trusts, at cost (13,684,881 shares as of June 30, 2003
   and December 31, 2002) ........................................................        (63,571)          (63,571)
Accumulated other comprehensive loss .............................................         (1,262)           (2,613)
                                                                                     ------------      ------------
Total shareholders' equity .......................................................         37,556            21,486
                                                                                     ------------      ------------
Total liabilities and shareholders' equity .......................................     $   72,870        $   80,217
                                                                                     ------------      ------------
                                                                                     ------------      ------------

(1) Reclassifications have been made related to discontinued operations - see Note 3.
(2) Includes  $39,503 of investments  and $14,505 of cash and cash  equivalents  in the Company's  insurance  subsidiary which are not currently available to fund the operations or commitments of the Company or its other subsidiaries.

  See accompanying Notes which are an integral part of these Condensed Interim
                       Consolidated Financial Statements.


                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share and ADS amounts)


                                                                      Three Months Ended            Six Months Ended
                                                                            June 30,                     June 30,
                                                                  --------------------------   --------------------------
                                                                      2003        2002 (1)         2003        2002 (1)
                                                                  ------------  ------------   ------------  ------------
Continuing operations:

Revenues:
Investment income.................................................  $      528    $    2,314     $    1,059    $    4,598
Insurance policy charges..........................................           -           (56)             4           (55)
Other fee income (2)..............................................           -           335              -         2,908
Net realized investment gains (losses)............................      (6,825)       (3,397)       (14,149)          325
Change in net unrealized investment gains and losses
   on trading securities .........................................      14,126       (12,990)        22,439       (25,873)
                                                                  ------------  ------------   ------------  ------------
                                                                         7,829       (13,794)         9,353       (18,097)
Expenses:
Amounts credited on insurance policyholder accounts...............         527         2,092          1,046         4,072
Amortization of deferred policy acquisition costs.................           -           969              -         1,263
Operating expenses................................................       1,314         3,684          3,048         6,709
Interest expense..................................................         540           278            676           555
                                                                  ------------  ------------   ------------  ------------
                                                                         2,381         7,023          4,770        12,599
                                                                  ------------  ------------   ------------  ------------
Income (loss) from continuing operations before
   income tax expense.............................................       5,448       (20,817)         4,583       (30,696)

Income tax expense................................................           5         2,162             12         3,313
                                                                  ------------  ------------   ------------  ------------
Income (loss) from continuing operations..........................       5,443       (22,979)         4,571       (34,009)

Discontinued operations:
Loss from discontinued operations, net of income
   tax expense (benefit) of $(3), $2,217, $2 and $(8,351),
   respectively...................................................        (776)      (86,116)        (1,758)     (105,391)
Income on disposal of discontinued operations, net of income
   tax expense of $36.............................................      11,685             -         11,685             -
                                                                  ------------  ------------   ------------  ------------
Income (loss) on discontinued operations..........................      10,909       (86,116)         9,927      (105,391)
                                                                  ------------  ------------   ------------  ------------
Net income (loss).................................................  $   16,352    $ (109,095)    $   14,498    $ (139,400)
                                                                  ------------  ------------   ------------  ------------
                                                                  ------------  ------------   ------------  ------------

(1) Reclassifications have been made related to discontinued operations - see Note 3.
(2) Amounts represent revenues earned from entities included in discontinued operations.

  See accompanying Notes which are an integral part of these Condensed Interim
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)
                (In thousands, except per share and ADS amounts)


                                                                      Three Months Ended            Six Months Ended
                                                                            June 30,                     June 30,
                                                                  --------------------------   --------------------------
                                                                      2003        2002 (1)         2003        2002 (1)
                                                                  ------------  ------------   ------------  ------------
Basic earnings (loss) per share and ADS:

Basic earnings (loss) per share:
Continuing operations.............................................   $    0.11    $    (0.45)    $     0.09    $    (0.67)
Discontinued operations...........................................        0.21         (1.70)          0.20         (2.08)
                                                                  ------------  ------------   ------------  ------------
                                                                     $    0.32    $    (2.15)    $     0.29    $    (2.75)
                                                                  ------------  ------------   ------------  ------------
                                                                  ------------  ------------   ------------  ------------
Basic earnings (loss) per ADS:
Continuing operations.............................................   $    1.07    $    (4.53)    $     0.90    $    (6.70)
Discontinued operations...........................................        2.15        (16.97)          1.96        (20.76)
                                                                  ------------  ------------   ------------  ------------
                                                                     $    3.22    $   (21.50)    $     2.86    $   (27.46)
                                                                  ------------  ------------   ------------  ------------
                                                                  ------------  ------------   ------------  ------------

Diluted earnings (loss) per share and ADS:

Diluted earnings (loss) per share:
Continuing operations.............................................   $    0.11    $    (0.45)    $     0.09    $    (0.67)
Discontinued operations...........................................        0.21         (1.70)          0.19         (2.08)
                                                                  ------------  ------------   ------------  -------------
                                                                     $    0.32    $    (2.15)    $     0.28    $    (2.75)
                                                                  ------------  ------------   ------------  ------------
                                                                  ------------  ------------   ------------  ------------
Diluted earnings (loss) per ADS:
Continuing operations.............................................   $    1.06    $    (4.53)    $     0.90    $    (6.70)
Discontinued operations...........................................        2.13        (16.97)          1.95        (20.76)
                                                                  ------------  ------------   ------------  ------------
                                                                     $    3.19    $   (21.50)    $     2.85    $   (27.46)
                                                                  ------------  ------------   ------------  ------------
                                                                  ------------  ------------   ------------  ------------

(1) Reclassifications have been made related to discontinued operations - see Note 3.

  See accompanying Notes which are an integral part of these Condensed Interim
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                             Six Months Ended
                                                                                                June 30,
                                                                                     ------------------------------
                                                                                         2003            2002 (1)
                                                                                     ------------      ------------

Net cash provided by (used in) continuing operations (2)..........................     $   (2,469)       $    1,210

Net cash used in discontinued operations .........................................           (523)           (4,039)
                                                                                     ------------      ------------
Net cash used in operating activities ............................................         (2,992)           (2,829)
                                                                                     ------------      ------------

Cash flows from investing activities:
Purchases of held-to-maturity fixed maturity securities ..........................              -            (2,828)
Purchases of available-for-sale fixed maturity securities ........................         (3,591)           (6,780)
Proceeds from sale of available-for-sale fixed maturity securities................         13,297             9,298
Proceeds from disposal of discontinued operations.................................         15,010                 -
Capital expenditures .............................................................             (2)              (16)
                                                                                     ------------      ------------
Net cash provided by (used in) investing activities ..............................         24,714              (326)
                                                                                     ------------      ------------

Cash flows from financing activities:
Insurance policyholder contract deposits .........................................              -             6,454
Insurance policyholder benefits paid .............................................         (3,019)           (7,111)
Dividends paid....................................................................              -            (2,032)
Proceeds from disposal of shares by the employee benefit trusts...................              -                43
Notes payable.....................................................................              -             2,440
Repayment of notes payable........................................................         (9,314)           (5,000)
                                                                                     ------------      ------------
Net cash used in financing activities ............................................        (12,333)           (5,206)
                                                                                     ------------      ------------

Net increase (decrease) in cash and cash equivalents .............................          9,389            (8,361)

Cash and cash equivalents at beginning of period (3) .............................         15,308            60,571
Foreign currency translation adjustment ..........................................            351               265
                                                                                     ------------      ------------
Cash and cash equivalents at end of period (3) ...................................     $   25,048(4)     $   52,475
                                                                                     ------------      ------------
                                                                                     ------------      ------------

(1) Reclassifications have been made related to discontinued operations - see Note 3.
(2) Includes payments of guarantee obligations under the Company's bank facility on behalf of former investee companies totaling $10,836.
(3) Amounts reflect continuing operations only.  Does not include $1,000 of cash held in escrow as of June 30, 2003.
(4) Includes $14,505 in the Company's  insurance  subsidiary which is not currently  available to fund the operations or commitments of the Company or its other subsidiaries.

  See accompanying Notes which are an integral part of these Condensed Interim
                       Consolidated Financial Statements.



                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                                                 Accumulated
                                                                                                    Other
                                    Ordinary Shares       Additional                  Employee     Compre-       Total
                                ------------------------    Paid-in    Retained       Benefit      hensive    Shareholders'
                                   Number      Amount       Capital    Earnings       Trusts        Loss         Equity
                                -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balance as of
   December 31, 2002............     64,439    $   3,222    $  68,394    $  16,054    $ (63,571)   $  (2,613)   $  21,486

Net income......................          -            -            -       14,498            -            -       14,498
Change in net unrealized
   gains and losses on
   available-for-sale securities          -            -            -            -            -        1,249        1,249
Foreign currency translation
   adjustment...................          -            -            -            -            -          102          102
Warrants issued to bank ........          -            -          221            -            -            -          221
                                -----------  -----------  -----------  -----------  -----------  -----------  -----------
Balance as of June 30, 2003.....     64,439    $   3,222    $  68,615    $  30,552     $(63,571)    $ (1,262)    $ 37,556
                                -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                -----------  -----------  -----------  -----------  -----------  -----------  -----------




  See accompanying Notes which are an integral part of these Condensed Interim
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)


                                                                       Three Months Ended          Six Months Ended
                                                                            June 30,                     June 30,
                                                                  --------------------------   --------------------------
                                                                      2003          2002           2003         2002
                                                                  ------------  ------------   ------------  ------------

Net income (loss).................................................  $   16,352    $ (109,095)    $   14,498    $ (139,400)

Other comprehensive income (loss), net of deferred income taxes:

Foreign currency translation adjustments, net of income
   taxes of $0....................................................         126          (697)           102          (503)

Change in net unrealized gains and losses related to
   continuing operations:
   Unrealized holding gains and losses on available-for-sale
     securities...................................................        (116)       (1,737)            18        (1,066)
   Less: reclassification adjustment for gains and losses
     included in net (income) loss................................         231          (299)         1,231          (180)
   Deferred policy acquisition cost amortization adjustments......           -           876              -          (551)

Change in net unrealized gains and losses related to
   discontinued operations:
   Change in net unrealized gains and losses on
     available-for-sale securities................................           -        12,641              -         5,744
   Deferred policy acquisition cost amortization adjustments......           -       (12,216)             -        (8,044)
   Deferred income taxes..........................................           -          (148)             -           805
                                                                  ------------  ------------   ------------  ------------
Other comprehensive income (loss) ................................         241        (1,580)         1,351        (3,795)
                                                                  ------------  ------------   ------------  ------------
Comprehensive income (loss) ......................................  $   16,593    $ (110,675)    $   15,849    $ (143,195)
                                                                  ------------  ------------   ------------  ------------
                                                                  ------------  ------------   ------------  ------------


  See accompanying Notes which are an integral part of these Condensed Interim
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

          NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2003

Note 1.   Material Events

        The Company's Ordinary Shares are traded on the London Stock Exchange and on the Over-the-Counter ("OTC") Bulletin Board in the U.S. in the form of American Depositary Shares ("ADSs"), which are evidenced by American Depositary Receipts ("ADRs"). During the second quarter of 2002, the Company completed a one-for-ten reverse split of its ADSs. Each ADS represents ten Ordinary Shares.

        On July 2, 2002, the Company announced that declines in the value of the investment portfolio of London Pacific Life & Annuity Company ("LPLA"), the primary insurance company of Berkeley Technology Limited (the "Company" and together with its subsidiaries, the "Group"), due to persistent negative events in the equity and bond markets continued to erode significantly the statutory capital of LPLA and that the Company had been unsuccessful in concluding a transaction to enhance the capital of LPLA. As a consequence, LPLA discontinued the issuance of new policies as of July 2, 2002. Although the statutory capital of the Company's Jersey insurance subsidiary, London Pacific Assurance Limited ("LPAL"), had not been affected by the adverse equity and bond markets to the same extent as the statutory capital of LPLA, the Company also announced on July 2, 2002 that LPAL would discontinue writing new policies effective immediately. The decision to discontinue the issuance of new policies through LPAL was made to avoid the increased capital requirements created by additional policyholder liabilities. Subsequent to this announcement and other announcements relating to the Company and LPLA, LPAL policy surrenders increased substantially. Approximately 76% of LPAL's $140.2 million in policyholder liabilities as of June 30, 2002 had been surrendered or had matured as of June 30, 2003.

        During the third quarter of 2002, LPLA was placed under regulatory control and rehabilitation based on LPLA's statutory capital and surplus as of June 30, 2002. On August 6, 2002, on petition of the Commissioner of Insurance of the State of North Carolina (the "Commissioner") with the unanimous approval of LPLA's board of directors, the Superior Court of Wake County in the State of North Carolina ordered the Commissioner to take possession and control of all of the property, books and accounts, documents and other records of LPLA. Based on this court order, the Company no longer exercises control over LPLA. As a result of this event, the Company deconsolidated LPLA and recorded a charge to earnings in the third quarter of 2002 of $38.5 million for losses resulting from the disposition of LPLA. For further information, see Note 3 "Discontinued Operations" below.

        On March 7, 2003, the Group entered into a definitive agreement to sell substantially all of the assets and operations of Berkeley Capital Management ("BCM"), its U.S. based asset management subsidiary. Consequently, the Company deconsolidated BCM as of March 31, 2003 and BCM's results of operations were reported separately in the income statement under discontinued operations for the first quarter of 2003.

        On May 7, 2003, the Group completed the sale of substantially all of the assets and operations of BCM to a company majority-owned by funds under the management of Putnam Lovell NBF Private Equity. The Group received initial proceeds of $8.06 million in cash at the closing of the transaction, and an additional $0.08 million in cash, representing a purchase price adjustment pursuant to the sale agreement, in July 2003. The Group will receive a further $1.0 million in cash on December 31, 2003 subject to certain adjustments. The Group may also receive up to $1.25 million in cash earnout payments ratably over the four quarters of 2004 if revenues received in 2003 from a new product planned for launch by BCM in 2003 exceed certain defined targets; however, the Group believes that these earnout payments are unlikely. The sale agreement contains certain customary indemnities given by the Group to the purchaser, such as for any claims related to the period prior to closing of the transaction. As of April 30, 2003, BCM's assets under management were approximately $1.2 billion. The Group recognized a book gain on sale of $7.9 million in the second quarter of 2003. For further information, see Note 3 "Discontinued Operations" below.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

        On May 9, 2003, the Group entered into a definitive agreement to sell all of the outstanding stock of London Pacific Advisory Services, Inc., London Pacific Securities, Inc. and LPA Insurance Agency, Inc. together with the associated assets of the advisory business held within London Pacific Technologies, Inc. and LP Advisors, Inc. (collectively, "LPA" or the "LPA business") for total consideration of up to $16.2 million, to a wholly-owned subsidiary of SunGard Data Systems Inc. ("SunGard"). On June 5, 2003, this sale was completed and the Group received $6.95 million in cash consideration (which excluded $1.25 million held back to cover any shortfall to the agreed minimum tangible net asset value of the LPA assets minus the liabilities acquired in the transaction, and to cover any indemnity obligations). SunGard did not assume
LPA's net liability of $10.6 million to Berkeley International Capital Corporation ("BICC"), another Group subsidiary. The Group may receive up to a further $8.0 million cash earnout payment that will be equal in amount to one-half of the cumulative operating profits from the LPA business in the three year period immediately following closing of the sale to SunGard. This earnout payment will be paid within approximately 60 days following the third anniversary of the closing of the transaction. There is no guarantee that the Group will receive any portion of the earnout payment. The sale agreement contains certain customary indemnities given by the Group to the purchaser, such as for any claims related to the period prior to closing of the transaction. As of May 31, 2003, LPA's assets under management, consulting or administration were approximately $2.6 billion. The Group recognized a book gain on sale of $3.7 million in the second quarter of 2003. For further information, see Note 3 "Discontinued Operations" below.

        Subsequent to the sale of the Company's asset management and financial advisory services businesses, the Company now focuses on rebuilding its technology venture capital business. At its annual general meeting on June 12, 2003, the Company obtained shareholder approval to change its name from London Pacific Group Limited back to Berkeley Technology Limited, which was the name of the Company in 1985 when it first became a public company on the London Stock Exchange. The name change became effective on June 16, 2003.


Note 2.   Basis of Presentation and Principles of Consolidation

        The accompanying interim consolidated financial statements are unaudited and have been prepared by the Company in conformity with United States generally accepted accounting principles ("U.S. GAAP"). These interim consolidated financial statements include the accounts of the Company, its subsidiaries (with the exception of LPLA, BCM and LPA as discussed above in Note 1 "Material Events") the Employee Share Option Trust ("ESOT") and the Agent Loyalty Opportunity Trust ("ALOT"). Significant subsidiaries included in the continuing operations of the Group and discussed in this document include London Pacific Assurance Limited and Berkeley International Capital Corporation. All intercompany transactions and balances have been eliminated in consolidation except for intercompany transactions between continuing and discontinued operations which are principally related to investment management fees from LPLA (discontinued operations) to the continuing operations which are disclosed in
Note 3 and Note 10 below.

        Certain information and note disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. In the opinion of management, the condensed interim consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented.

        While the Company's management believes that the disclosures presented are adequate to make the information not misleading, these interim consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2002, which are contained in the Company's Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission ("SEC") on March 19, 2003. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Use of Estimates

        The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of these interim consolidated financial statements as well as the reported amount of revenues and expenses during this reporting period. Actual results could differ from these estimates. Certain estimates such as fair value and actuarial assumptions have a significant impact on the gains and losses recorded on investments and balance of life insurance policy liabilities.

        Because of the events described above in Note 1 "Material Events," as well as other unknown events that may occur during the next six months, the results for the three and six month periods ended June 30, 2003, are not indicative of the results to be expected for the full fiscal year.

Share Incentive Plan

        The Company accounts for stock based compensation issued to employees in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations which recognizes compensation expense based upon the intrinsic value of the stock options as of the date of grant. The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation," which encourages, but does not require, companies to recognize compensation expense for grants of stock options based on their fair value. The Company has elected, as permitted by SFAS 123, to adopt the disclosure requirement of SFAS 123 and to continue to account for stock based compensation under APB 25.

        Had compensation expense for the Company's ESOT activity been determined based upon the fair value method in accordance with SFAS 123, the Company's consolidated net income (loss) and earnings (loss) per share and ADS would have been decreased or increased to the pro forma amounts as reflected below:

                                                                      Three Months Ended           Six Months Ended
                                                                             June 30,                   June 30,
                                                                  --------------------------   --------------------------
                                                                      2003          2002           2003          2002
                                                                  ------------  ------------   ------------  ------------
                                                                                (In thousands, except per
                                                                                  share and ADS amounts)

Net income (loss) as reported.....................................  $   16,352    $ (109,095)    $   14,498    $ (139,400)
Add: Stock based employee compensation expense included in
   reported income (loss), net of related tax effects.............           -             -              -             -
Deduct: Total stock based employee compensation expense
   determined under fair value based methods for all awards,
   net of related tax effects.....................................         (92)         (244)          (343)         (510)
                                                                  ------------  ------------   ------------  ------------

Pro forma net income (loss).......................................  $   16,260    $ (109,339)    $   14,155    $ (139,910)
                                                                  ------------  ------------   ------------  ------------
                                                                  ------------  ------------   ------------  ------------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                                                                      Three Months Ended           Six Months Ended
                                                                             June 30,                   June 30,
                                                                  --------------------------   --------------------------
                                                                      2003          2002           2003          2002
                                                                  ------------  ------------   ------------  ------------

Basic earnings (loss) per share:
As reported.......................................................  $     0.32    $    (2.15)    $     0.29    $    (2.75)
Pro forma.........................................................        0.32         (2.15)          0.28         (2.76)
Basic earnings (loss) per ADS:
As reported.......................................................        3.22        (21.50)          2.86        (27.46)
Pro forma.........................................................        3.20        (21.54)          2.79        (27.57)
Diluted earnings (loss) per share:
As reported.......................................................        0.32         (2.15)          0.28         (2.75)
Pro forma.........................................................        0.32         (2.15)          0.28         (2.76)
Diluted earnings (loss) per ADS:
As reported.......................................................        3.19        (21.50)          2.85        (27.46)
Pro forma.........................................................        3.18        (21.54)          2.78        (27.57)


        The pro forma disclosures shown above were calculated for all options granted after December 31, 1994 using a Black-Scholes option pricing model with the following assumptions:


                                                                      Three Months Ended           Six Months Ended
                                                                             June 30,                   June 30,
                                                                  --------------------------   --------------------------
                                                                    2003 (1)        2002         2003 (1)        2002
                                                                  ------------  ------------   ------------  ------------

Expected dividend yield (2).......................................           -             -              -             -
Expected stock price volatility...................................           -          125%              -          125%
Risk-free interest rate...........................................           -         3.95%              -         3.95%
Weighted average expected life (in years).........................           -             5              -             5

(1) No grants were made in the three and six months ended June 30, 2003.
(2) The deduction to the share price was zero, as future dividends have not been assumed.


Note 3.   Discontinued Operations

London Pacific Life & Annuity Company

        As described above in Note 1 "Material Events," the Company, with the unanimous approval of LPLA's board of directors, ceded control of LPLA to the North Carolina insurance regulators on August 6, 2002. In connection therewith, the Company deconsolidated LPLA and recorded a charge to earnings of $38.5 million during the third quarter of 2002. Although LPLA was placed under regulatory control and rehabilitation, the Company will not regain control or receive any benefit from LPLA in the future. As such, in accordance with Statement of Financial Accounting Standard No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long Lived Assets," the results of operations of LPLA (pre-rehabilitation) have been reported in discontinued operations. Under SFAS 144, the results of operations of a discontinued business, and any impairment losses related to a discontinued business, are reported separately in the income statement under discontinued operations for the current and prior periods.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

        A summary of LPLA's pre-tax operating results for the three and six month periods ended June 30, 2002 is shown below.

                                                                                     Three Months       Six Months
                                                                                        Ended             Ended
                                                                                       June 30,          June 30,
                                                                                         2002              2002
                                                                                    -------------     -------------
                                                                                             (In thousands)
Revenues:
Investment income before intercompany management fee expense......................     $   30,372        $   62,453
Intercompany management fee expense (1)...........................................           (590)           (3,632)
Other income......................................................................          2,529             4,176
Net realized and change in net unrealized investment gains and losses.............        (71,736)          (97,618)
                                                                                    -------------     -------------
Total revenues and net investment losses..........................................        (39,425)          (34,621)

Expenses:
Interest credited on insurance policyholder accounts..............................         28,212            56,133
Amortization of deferred policy acquisition costs.................................         13,263            17,145
Other expenses....................................................................          2,362             4,593
                                                                                    -------------     -------------
Total expenses....................................................................         43,837            77,871
                                                                                    -------------     -------------
Loss before income taxes .........................................................     $  (83,262)       $ (112,492)
                                                                                    -------------     -------------
                                                                                    -------------     -------------

(1) Fees in the amount of $335 and $2,908 for the three and six months ended June 30, 2002, respectively,  were paid to and included in the revenues of the venture  capital  management  business  segment of continuing  operations.  The remaining fees were paid to the asset management business segment of discontinued operations.

        Previously, LPLA was included in the Company's life insurance and annuities business segment.

Berkeley Capital Management

        As described in Note 1 "Material Events," the Group entered into a definitive agreement to sell substantially all of the assets and operations of BCM on March 7, 2003, and on May 7, 2003 completed the sale. In connection therewith, the Company deconsolidated BCM as of March 31, 2003 and BCM's assets and liabilities are shown as total assets of discontinued operations and total liabilities of discontinued operations in the prior period consolidated balance sheet, in accordance with SFAS 144. The Company does not expect to receive any material amounts of income from its asset management segment in the foreseeable future. The results of operations of BCM and, in addition for the first six months of 2002, the results of Berkeley International Limited ("BIL") (the remainder of the asset management segment in that period) have been reported in discontinued operations.

        A summary of BCM's pre-tax operating results (including the results of the remainder of the asset management segment for the prior periods from BIL) for the three and six month periods ended June 30, 2003 and 2002, respectively, and BCM's total assets and total liabilities as of December 31, 2002, are shown below.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES


                                                                      Three Months Ended           Six Months Ended
                                                                             June 30,                   June 30,
                                                                  --------------------------   --------------------------
                                                                      2003          2002           2003          2002
                                                                  ------------  ------------   ------------  ------------
                                                                                     (In thousands)

Revenues:
Asset management fees.............................................  $      336    $    1,217     $    1,364    $    2,380
Intercompany management fee income (1)............................           1           270              5           754
                                                                  ------------  ------------   ------------  ------------
Total revenues....................................................         337         1,487          1,369         3,134

Operating expenses................................................         391         1,319          1,403         2,608
                                                                  ------------  ------------   ------------  ------------
Income (loss) before income taxes.................................  $      (54)   $      168     $      (34)   $      526
                                                                  ------------  ------------   ------------  ------------
                                                                  ------------  ------------   ------------  ------------

(1)    Fees were paid from and  included  in the net  revenues of the life  insurance  and  annuities  business  segment of continuing operations (LPAL) of $1,000, $15,000,  $5,000 and $30,000 for the three and six months ended June 30, 2003 and 2002,  respectively. For the three and six months ended June 30, 2002, these fees also include $255,000 and $724,000, respectively,  received from LPLA (discontinued operations).

                                                                                                       December 31,
                                                                                                          2002
                                                                                                     --------------
                                                                                                     (In thousands)
Assets of discontinued operations:
Cash.............................................................................................      $        401
Property and equipment, net......................................................................               125
Goodwill, net....................................................................................             1,267
Other assets.....................................................................................               209
                                                                                                     --------------
Total assets of discontinued operations..........................................................      $      2,002
                                                                                                     --------------
                                                                                                     --------------
Liabilities of discontinued operations:
Accounts payable, accruals and other liabilities.................................................      $        413
                                                                                                     --------------
Total liabilities of discontinued operations.....................................................      $        413
                                                                                                     --------------
                                                                                                     --------------

        Previously, BCM was included in the Company's asset management business segment.

London Pacific Advisors

        As described in Note 1 "Material Events," the Group entered into a definitive agreement to sell the LPA business on May 9, 2003 and on June 5, 2003 completed the sale. In connection therewith, the Company now reports the results of operations of LPA for the current and prior periods as discontinued operations, and LPA's assets and liabilities (excluding LPA's net liability to BICC which was not part of the sale) are shown as total assets of discontinued operations and total liabilities of discontinued operations in the prior period consolidated balance sheet, in accordance with SFAS 144.

        A summary of LPA's pre-tax operating results for the three and six month periods ended June 30, 2003 and 2002, respectively, and LPA's total assets and total liabilities (excluding LPA's net liability to BICC which was not part of the sale) as of December 31, 2002, are shown below.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES


                                                                      Three Months Ended           Six Months Ended
                                                                             June 30,                   June 30,
                                                                  --------------------------   --------------------------
                                                                      2003          2002           2003          2002
                                                                  ------------  ------------   ------------  ------------
                                                                                      (In thousands)

Revenues:
Investment income.................................................  $        1    $        6     $        4    $       10
Gross financial advisory services fees............................       2,256         4,384          5,820         8,817
Payments due to independent advisors..............................      (1,301)       (2,689)        (3,477)       (5,553)
                                                                  ------------  ------------   ------------  ------------
Total net revenues................................................         956         1,701          2,347         3,274

Expenses..........................................................       1,680         2,506          4,068         5,050
                                                                  ------------  ------------   ------------  ------------
Loss before income taxes..........................................  $     (724)   $     (805)    $   (1,721)   $   (1,776)
                                                                  ------------  ------------   ------------  ------------
                                                                  ------------  ------------   ------------  ------------

                                                                                                      December 31,
                                                                                                          2002
                                                                                                     --------------
                                                                                                     (In thousands)
Assets of discontinued operations:
Cash and investments.............................................................................       $       566
Property and equipment, net......................................................................             2,986
Goodwill, net....................................................................................             1,301
Other assets.....................................................................................             1,535
                                                                                                     --------------
Total assets of discontinued operations..........................................................       $     6,388
                                                                                                     --------------
                                                                                                     --------------
Liabilities of discontinued operations:
Accounts payable, accruals and other liabilities.................................................       $     2,141
                                                                                                     --------------
Total liabilities of discontinued operations.....................................................       $     2,141
                                                                                                     --------------
                                                                                                     --------------

        Previously, LPA was included in the Company's financial advisory services business segment.

        SunGard did not assume LPA's net liability of $10.6 million to BICC.


Note 4.   Earnings Per Share and ADS

        The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." This statement requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income or loss by the weighted average number of Ordinary Shares outstanding during the applicable period, excluding shares held by the ESOT and the ALOT which are regarded as treasury stock for the purposes of this calculation. The Company has issued employee share options, which are considered potential common stock under SFAS 128.

        The Company has also issued Ordinary Share warrants to the Bank of Scotland in connection with the Company's bank facility (now terminated), which are also considered potential common stock under SFAS 128. Diluted earnings per share is calculated by dividing net income by the weighted average number of Ordinary Shares outstanding during the applicable period as adjusted for these potentially dilutive options and warrants which are determined based on the "Treasury Stock Method." As the Company recorded a net loss for the three month period ended June 30, 2002, and for the six month period ended June 30, 2002, the

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES calculations of diluted earnings per share for these periods do not include potentially dilutive employee share options and warrants issued to the Bank of Scotland as they are anti-dilutive and, if included, would have resulted in a reduction of the net loss per share. If the Company had reported net income for the three month period ended June 30, 2002, and for the six month period ended June 30, 2002, there would have been an additional 816,595 and 647,758 shares, respectively, included in the calculations of diluted earnings per share for these periods.

        A reconciliation of the numerators and denominators for the basic and diluted earnings per share calculations is as follows:


                                                                      Three Months Ended           Six Months Ended
                                                                             June 30,                   June 30,
                                                                  --------------------------   --------------------------
                                                                      2003          2002           2003          2002
                                                                  ------------  ------------   ------------  ------------
                                                                               (In thousands, except share,
                                                                                 per share and ADS amounts)

Income (loss) from continuing operations..........................  $    5,443    $  (22,979)    $    4,571    $  (34,009)
Income (loss) on discontinued operations..........................      10,909       (86,116)         9,927      (105,391)
                                                                  ------------  ------------   ------------  ------------
Net income (loss).................................................  $   16,352    $ (109,095)    $   14,498    $ (139,400)
                                                                  ------------  ------------   ------------  ------------
                                                                  ------------  ------------   ------------  ------------

Basic earnings (loss) per share and ADS:
Weighted average number of Ordinary Shares outstanding,
   excluding shares held by the employee benefit trusts...........  50,754,192    50,754,192     50,754,192    50,754,192
                                                                  ------------  ------------   ------------  ------------
Basic earnings (loss) per share:
Continuing operations.............................................  $     0.11    $    (0.45)    $     0.09    $    (0.67)
Discontinued operations...........................................        0.21         (1.70)          0.20         (2.08)
                                                                  ------------  ------------   ------------  ------------
                                                                    $     0.32    $    (2.15)    $     0.29    $    (2.75)
                                                                  ------------  ------------   ------------  ------------
                                                                  ------------  ------------   ------------  ------------
Basic earnings (loss) per ADS:
Continuing operations.............................................  $     1.07    $    (4.53)    $     0.90    $    (6.70)
Discontinued operations...........................................        2.15        (16.97)          1.96        (20.76)
                                                                  ------------  ------------   ------------  ------------
                                                                    $     3.22    $   (21.50)    $     2.86    $   (27.46)
                                                                  ------------  ------------   ------------  ------------
                                                                  ------------  ------------   ------------  ------------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES


                                                                      Three Months Ended           Six Months Ended
                                                                             June 30,                   June 30,
                                                                  --------------------------   --------------------------
                                                                      2003          2002           2003          2002
                                                                  ------------  ------------   ------------  ------------
Diluted earnings (loss) per share and ADS:
Weighted average number of Ordinary Shares outstanding,
   excluding shares held by the employee benefit trusts...........  50,754,192    50,754,192     50,754,192    50,754,192
Effect of dilutive securities (warrants and employee share
   options).......................................................     408,398             -        204,199             -
                                                                  ------------  ------------   ------------  ------------
Weighted average number of Ordinary Shares used in
   diluted earnings per share calculations........................  51,162,590    50,754,192     50,958,391    50,754,192
                                                                  ------------  ------------   ------------  ------------
                                                                  ------------  ------------   ------------  ------------
Diluted earnings (loss) per share:
Continuing operations.............................................  $     0.11    $    (0.45)    $     0.09    $    (0.67)
Discontinued operations...........................................        0.21         (1.70)          0.19         (2.08)
                                                                  ------------  ------------   ------------  ------------
                                                                    $     0.32    $    (2.15)    $     0.28    $    (2.75)
                                                                  ------------  ------------   ------------  ------------
                                                                  ------------  ------------   ------------  ------------
Diluted earnings (loss) per ADS:
Continuing operations.............................................  $     1.06    $    (4.53)    $     0.90    $    (6.70)
Discontinued operations...........................................        2.13        (16.97)          1.95        (20.76)
                                                                  ------------  ------------   ------------  ------------
                                                                    $     3.19    $   (21.50)    $     2.85    $   (27.46)
                                                                  ------------  ------------   ------------  ------------
                                                                  ------------  ------------   ------------  ------------

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

        For a discussion of the Company's accounting policies with respect to the determination of fair value of investments and other-than-temporary impairments, see the section entitled "Critical Accounting Policies" in Part I,
Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations"

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES below. The Group's private securities consist primarily of convertible preferred stock holdings in technology companies. Financial information with respect to the issuers of these equity securities is received and reviewed periodically by the Group's management. In addition, the Group's management maintains contact with the management of these issuers through ongoing dialogue to examine the issuers' future plans and prospects.

        The Group's fixed maturity securities are principally comprised of U.S. and non-U.S. corporate debt. Generally, quoted market prices are available for these securities.

Fixed Maturity Securities

        An analysis of fixed maturity securities is as follows:


                                                 June 30, 2003                                     December 31, 2002
                                ----------------------------------------------      ----------------------------------------------
                                              Gross        Gross     Estimated                    Gross       Gross      Estimated
                                 Amortized  Unrealized  Unrealized     Fair          Amortized  Unrealized  Unrealized     Fair
                                   Cost       Gains       Losses       Value           Cost       Gains       Losses       Value
                                ----------  ----------  ----------  ----------      ----------  ----------  ----------  ----------
                                                                          (In thousands)
Available-for-Sale:
Non-U.S. corporate
  debt securities..........       $ 11,482    $     47    $    (17)   $ 11,512        $ 12,709    $    115    $     (9)   $ 12,815
Corporate debt securities .          9,842          75          (2)      9,915          17,772          90        (342)     17,520
                                ----------  ----------  ----------  ----------      ----------  ----------  ----------  ----------
Total fixed maturity securities   $ 21,324    $    122    $    (19)   $ 21,427        $ 30,481    $    205    $   (351)   $ 30,335
                                ----------  ----------  ----------  ----------      ----------  ----------  ----------  ----------
                                ----------  ----------  ----------  ----------      ----------  ----------  ----------  ----------

Equity Securities

        Equity securities are comprised of available-for-sale and trading securities. An analysis of equity securities is as follows:



                                                 June 30, 2003                                     December 31, 2002
                                ----------------------------------------------      ----------------------------------------------
                                              Gross        Gross     Estimated                    Gross       Gross      Estimated
                                            Unrealized  Unrealized     Fair                     Unrealized  Unrealized     Fair
                                   Cost       Gains       Losses       Value           Cost       Gains       Losses       Value
                                ----------  ----------  ----------  ----------      ----------  ----------  ----------  ----------
                                                                          (In thousands)
Private corporate equity
  securities...............       $  6,430    $      -    $   (750)   $  5,680        $  8,980    $      -    $ (1,750)   $  7,230
                                ----------  ----------  ----------  ----------      ----------  ----------  ----------  ----------

Total available-for-sale
  equity securities........          6,430           -        (750)      5,680           8,980           -      (1,750)      7,230

Trading securities.........          4,938      12,301        (142)     17,097          26,785       5,236     (15,516)     16,505
                                ----------  ----------  ----------  ----------      ----------  ----------  ----------  ----------
Total equity securities....       $ 11,368    $ 12,301    $   (892)   $ 22,777        $ 35,765    $  5,236    $(17,266)   $ 23,735
                                ----------  ----------  ----------  ----------      ----------  ----------  ----------  ----------
                                ----------  ----------  ----------  ----------      ----------  ----------  ----------  ----------

        Trading securities are carried at fair value with changes in net unrealized gains and losses of $14,126,000, $(12,990,000), $22,439,000 and
$(25,873,000) included in the income and losses for the three and six month periods ended June 30, 2003 and 2002, respectively.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

    NOTES TO UNAUDITED INTERIM CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investment Concentration and Risk

        As of June 30, 2003, equity securities held by the Group included an investment in Packeteer, Inc. of $16,441,000, which represented more than ten percent of shareholders' equity as of that date.

        As of June 30, 2003, 100% of the Group's $21.4 million in fixed maturity securities, 99% of the Group's $5.7 million in available-for-sale private equity securities, and 73% of the Group's $17.1 million in trading securities were owned by the Company's Jersey based life insurance subsidiary, LPAL. LPAL is a regulated insurance company, and as such it must meet stringent capital adequacy requirements and no distributions may be made from it without the consent of LPAL's independent actuary. LPAL'S INVESTMENTS ARE THEREFORE NOT CURRENTLY AVAILABLE TO FUND THE OPERATIONS OR COMMITMENTS OF THE COMPANY OR ITS OTHER SUBSIDIARIES.

Net Unrealized Gains (Losses) on Available-for-Sale Securities

        Net unrealized gains and losses on fixed maturity securities classified as available-for-sale as of June 30, 2003 and December 31, 2002 totaled $103,000 and $(146,000), respectively. There were no related deferred policy acquisition cost adjustments or income taxes.

        Net   unrealized   losses   on   equity    securities    classified   as
available-for-sale as of June 30, 2003 and December 31, 2002 totaled $750,000 and $1,750,000, respectively. There were no related income taxes.

        Changes in net unrealized gains and losses on available-for-sale securities included in other comprehensive income for the period ended June 30, 2003 were as follows:

                                                                                        Net Unrealized Gains (Losses)
                                                                                     ---------------------------------
                                                                                       Fixed
                                                                                     Maturity     Equity
                                                                                    Securities  Securities     Total
                                                                                    ----------  ----------  ----------
                                                                                              (In thousands)

Net unrealized losses on available-for-sale securities as of
   December 31, 2002.........................................................         $   (146)   $ (1,750)   $ (1,896)

Changes during the six month period ended June 30, 2003 for continuing operations:
   Unrealized holding gains and losses on available-for-sale securities......               18           -          18
   Reclassification adjustment for gains and losses included in net income...              231       1,000       1,231
                                                                                    ----------  ----------  ----------
Net unrealized gains and losses on available-for-sale securities as of
   June 30, 2003.............................................................         $    103    $   (750)   $   (647)
                                                                                    ----------  ----------  ----------
                                                                                    ----------  ----------  ----------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Realized Gains and Losses

        Information about gross and net realized gains and losses on securities transactions is as follows:

                                                                      Three Months Ended           Six Months Ended
                                                                             June 30,                   June 30,
                                                                  --------------------------   --------------------------
                                                                      2003          2002           2003          2002
                                                                  ------------  ------------   ------------  ------------
                                                                                      (In thousands)
Realized gains (losses) on securities transactions:
Fixed maturities, available-for-sale:
    Gross gains...................................................  $       43    $        3      $      43    $        3
    Gross losses..................................................        (108)       (2,821)          (286)       (2,821)
                                                                  ------------  ------------    -----------  ------------
Net realized gains on fixed maturities, available-for-sale........         (65)       (2,818)          (243)       (2,818)
                                                                  ------------  ------------    -----------  ------------
Fixed maturities, held-to-maturity:
    Gross losses..................................................           -          (511)             -          (511)
                                                                  ------------  ------------    -----------  ------------
Equity securities, trading:
    Gross gains...................................................       2,255             -          3,878         3,841
    Gross losses..................................................      (9,015)          (67)       (15,237)          (67)
                                                                  ------------  ------------    -----------  ------------
Net realized gains on equity securities, trading..................      (6,760)          (67)       (11,359)        3,774
                                                                  ------------  ------------    -----------  ------------
Equity securities, available-for-sale:
    Gross losses..................................................           -            (1)        (2,547)         (120)
                                                                  ------------  ------------    -----------  ------------
Net realized investment gains (losses) on securities transactions.  $   (6,825)   $   (3,397)     $ (14,149)   $      325
                                                                  ------------  ------------    -----------  ------------
                                                                  ------------  ------------    -----------  ------------

        During the six month period ended June 30, 2003, the Group's management determined that one private equity investment in a technology company was other-than-temporarily impaired and consequently recorded a realized loss of $2.5 million in the unaudited condensed consolidated statements of income.


Note 6.    Cash Held in Escrow

        Cash held in escrow as of June 30, 2003 consisted of the proceeds from the sale of LPA on June 5, 2003. Funds are due to be released with accrued interest in December 2004, less any amounts related to indemnification matters as set out in the sale agreement.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Note 7.    Other Assets

       An analysis of other assets is as follows:

                                                                                  June 30,      December 31,
                                                                                    2003            2002
                                                                                ------------    -----------
                                                                                      (In thousands)

Property, equipment and leasehold improvements, net............................   $      159      $     190
Prepayments....................................................................          336            756
Receivables:
   Income tax refunds receivable...............................................            -             61
   Fee income receivable.......................................................           75              -
   Allowance for doubtful accounts.............................................           (7)             -
   Other receivables (1).......................................................        1,123             42
   Due from brokers............................................................            -            472
Other assets...................................................................            -             28
                                                                                ------------    -----------
Total other assets.............................................................   $    1,686      $   1,549
                                                                                ------------    -----------
                                                                                ------------    -----------

(1)      Includes holdback related to the sale of BCM.


Note 8.    Notes Payable

        On December 20, 2002, the Company and the Bank of Scotland agreed to the terms and conditions of an amended credit facility, providing up to $23.0 million of borrowings. The facility limit was to be reduced at the end of each calendar quarter, such that the facility was to be repaid in full no later than December 31, 2003.

        As of December 31, 2002, $9.3 million was outstanding under the facility. In addition, $10.6 million of the remaining $10.7 million under the facility was utilized in the form of guarantees provided on behalf of certain former investee companies. As the Group's management believed that it would be unlikely that the former investee companies would have the ability to repay any of their borrowings during 2003, the Company recorded the maximum guarantee obligation of $10.6 million at December 31, 2002 on its consolidated balance sheet and took other-than-temporary impairment losses on the related investments in its consolidated income statement for 2002. During February 2003, the Group sold certain of its listed equity securities for $4.7 million and the proceeds were used to reduce the Group's borrowings to $4.4 million and the facility to $15.0 million.

        As discussed in Note 1 "Material Events," on May 7, 2003, the Group completed the sale of BCM and received initial sale proceeds of $8.06 million. On May 8, 2003, the Company paid $7.75 million to the Bank of Scotland which reduced the Group's borrowings to zero and the amounts due under its guarantee obligations to $7.25 million.

        As discussed in Note 1 "Material Events," on June 5, 2003, the Group completed the saIe of LPA and received initial sale proceeds of $6.95 million. On that same date, the Company paid $6.95 million to the Bank of Scotland which reduced the amounts due under its guarantee obligations to $0.3 million. On June 20, 2003, using its existing cash resources, the Company paid $0.3 million to the Bank of Scotland and the facility was reduced to zero and terminated.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Note 9.  Commitments and Contingencies

        In the course of the administration of LPLA in rehabilitation, the North Carolina Department of Insurance ("NCDOI") requested information concerning the history of a limited number of investments in securities of portfolio companies during November 2002. These portfolio investments have been associated with LPLA for more than seven years, and involve intercompany transfers. The history of their investment performance and ownership is complex. The Company has complied with these requests. The Company is not able at this time to predict what conclusions the NCDOI will reach after evaluation of this information.

        The Group is involved in various legal proceedings, including claims for damages from LPA clients of a nature the Group considers to be normal for LPA's business. The Group believes the ultimate settlement or other resolution of the claims will not materially affect its consolidated financial position, results of operations or cash flows.

Guarantees

        In November 2002, the FASB issued FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34." The following is a summary of the Company's agreements that the Company has determined are within the scope of FIN 45.

        Under its Memorandum and Articles of Association, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company maintains directors and officers liability insurance that limits the Company's exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of June 30, 2003.

        The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, clients and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions sometimes include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2003.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Note 10.   Business Segment and Geographical Information

        The Company's reportable operating segments are classified according to its remaining businesses of life insurance and annuities, and venture capital management.

        Due to the sales of BCM and LPA (see Note 1 "Material Events"), the Company's asset management and financial advisory segments have been classified as discontinued operations as of December 31, 2002 and for the three and six month periods ended June 30, 2003 and 2002. Due to the loss of control of LPLA (see also Note 1 "Material Events"), the results of operations of LPLA for the three and six month periods ended June 30, 2002 have been included in discontinued operations.

        Intercompany   transfers  between  reportable   operating  segments  are
accounted for at prices which are designed to be representative of unaffiliated third party transactions.

        During the six month periods ended June 30, 2003 and 2002, the venture capital management segment generated portfolio management fees from LPLA (discontinued operations) of $0 and $2,908,000, respectively. These portfolio management fees are included in the revenues of continuing operations and have not been eliminated in the unaudited interim consolidated financial statements.

        The venture capital management segment recorded net realized investment losses in the amount of $31,368,000 during the first six months of 2002 related to intersegmental investment sales to the life insurance and annuities segment. These net realized investment losses were offset by a corresponding reclassification adjustment in unrealized investment gains and losses on trading securities for the same amount. These gains and losses have been eliminated in the Company's unaudited interim consolidated financial statements.

        Summary revenue and investment gain (loss) information by geographic segment, based on the domicile of the Group company generating those revenues, is as follows:


                                                                      Three Months Ended           Six Months Ended
                                                                             June 30,                   June 30,
                                                                  --------------------------   --------------------------
                                                                      2003          2002           2003          2002
                                                                  ------------  ------------   ------------  ------------
                                                                                       (In thousands)

Jersey............................................................  $    4,947    $   (3,788)     $   4,385    $   (7,420)
Guernsey..........................................................       2,787       (10,070)         4,795       (13,503)
United States.....................................................          95            64            173         2,826
                                                                  ------------  ------------    -----------  ------------
Consolidated revenues and net investment gains (losses)
    from continuing operations....................................  $    7,829    $  (13,794)     $   9,353    $  (18,097)
                                                                  ------------  ------------    -----------  ------------
                                                                  ------------  ------------    -----------  ------------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

        Revenues and income (loss) before taxes for the Company's reportable operating segments included in continuing operations, based on management's internal reporting structure, were as follows:

                                                                      Three Months Ended           Six Months Ended
                                                                             June 30,                   June 30,
                                                                  --------------------------   --------------------------
                                                                      2003          2002           2003          2002
                                                                  ------------  ------------   ------------  ------------
                                                                                       (In thousands)

Revenues:
Life insurance and annuities (1)..................................  $    5,136    $   (4,555)     $   4,776    $   (6,185)
Venture capital management (2) ...................................       2,681        (9,414)         4,548       (12,317)
                                                                  ------------  ------------    -----------  ------------
                                                                         7,817       (13,969)         9,324       (18,502)
Reconciliation of segment amounts to consolidated amounts:
Interest income ..................................................          12           175             29           405
                                                                  ------------  ------------    -----------  ------------
Consolidated revenues and net investment gains (losses)
    for continuing operations.....................................  $    7,829    $  (13,794)     $   9,353    $  (18,097)
                                                                  ------------  ------------    -----------  ------------
                                                                  ------------  ------------    -----------  ------------

Income (loss) from continuing operations before income taxes:
Life insurance and annuities (1)..................................  $    4,370    $   (7,954)     $   3,247    $  (12,087)
Venture capital management (2) ...................................       2,399       (10,948)         4,068       (14,929)
                                                                  ------------  ------------    -----------  ------------
                                                                         6,769       (18,902)         7,315       (27,016)
Reconciliation of segment amounts to consolidated amounts:
Interest income...................................................          12           175             29           405
Corporate expenses................................................        (793)       (1,812)        (2,085)       (3,530)
Interest expense .................................................        (540)         (278)          (676)         (555)
                                                                  ------------  ------------    -----------  ------------
Consolidated income (loss) from continuing operations
    before income taxes ..........................................  $    5,448    $  (20,817)     $   4,583    $  (30,696)
                                                                  ------------  ------------    -----------  ------------
                                                                  ------------  ------------    -----------  ------------

(1)     Netted  against the revenues  (investment  income) of the life insurance and  annuities  segment are management  fees paid to BCM  (discontinued operations)  of $1,000 and  $15,000 in the second  quarters of 2003 and 2002,  respectively,  and $5,000 and  $30,000 in the first six months of 2003 and 2002, respectively.

(2)     Included in the revenues of the venture capital  management  segment are management fees from LPLA  (discontinued
        operations) of $0 and $335,000 in the  second  quarters  of 2003  and  2002,  respectively,  and $0 and
        $2,908,000 in the first six months of 2003 and 2002, respectively.

        Material changes in segmental assets of continuing operations during the first six months of 2003 occurred in the venture capital management segment, where assets decreased by $3,009,000 from $7,710,000 to $4,701,000, primarily due to the sale of $5,594,000 of trading securities, partially offset by an increase in unrealized gains on the remaining listed equity securities held in the trading account.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        As used herein, the terms "registrant," "Company," "we," "us" and "our" refer to Berkeley Technology Limited. Except as the context otherwise requires, the term "Group" refers collectively to the registrant and its subsidiaries.

        This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited interim consolidated financial statements, and the notes thereto, and the December 31, 2002 audited consolidated financial statements, and the notes thereto, included in our recent Annual Report on Form 10-K. The unaudited interim consolidated financial statements are prepared in accordance with U.S. GAAP. This item should also be read in conjunction with the "Forward-Looking Statements and Factors That May Affect Future Results" which are set forth below and in our other filings with the SEC.

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

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Life Insurance and Annuities

        Certain information regarding our life insurance and annuities segment's results of operations (continuing operations only) is as follows:

                                                                      Three Months Ended           Six Months Ended
                                                                             June 30,                   June 30,
                                                                  --------------------------   --------------------------
                                                                      2003          2002           2003          2002
                                                                  ------------  ------------   ------------  ------------
                                                                                       (In thousands)

Revenues:
Investment income.................................................  $      516    $    2,139      $   1,030    $    4,193
Insurance policy charges .........................................           -           (56)             4           (55)
Net realized investment losses....................................     (12,768)      (11,768)       (36,173)       (7,926)
Change in net unrealized investment gains and losses on
    trading securities ...........................................      17,388         5,130         39,915        (2,397)
                                                                  ------------  ------------    -----------  ------------
Total revenues and net investment gains (losses)..................       5,136        (4,555)         4,776        (6,185)

Expenses:
Amounts credited on insurance policyholder accounts ..............         527         2,092          1,046         4,072
Amortization of deferred policy acquisition costs.................           -           969              -         1,263
General and administrative expenses ..............................         239           338            483           567
                                                                  ------------  ------------    -----------  ------------
Total expenses related to operations..............................         766         3,399          1,529         5,902
                                                                  ------------  ------------    -----------  ------------
Income (loss) from continuing operations
  before income taxes ............................................  $    4,370    $   (7,954)     $   3,247    $  (12,087)
                                                                  ------------  ------------    -----------  ------------
                                                                  ------------  ------------    -----------  ------------

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

        For further discussion, see the "Liquidity and Capital Resources" section below and Note 3 "Discontinued Operations" to the Unaudited Interim Consolidated Financial Statements in Part I, Item 1.

        On July 2, 2002, we announced that further declines in the value of LPLA's investment portfolio, due to persistent negative events in the equity and bond markets, continued to erode significantly the statutory capital of LPLA and that we had been unsuccessful in concluding a transaction to enhance the capital of LPLA. As a consequence, LPLA discontinued the issuance of new policies as of July 2, 2002. Although the statutory capital of our Jersey insurance subsidiary, LPAL, had not been affected by the adverse equity and bond markets to the same extent as the statutory capital of LPLA, we also announced on July 2, 2002 that LPAL would discontinue writing new policies effective immediately. The decision to discontinue the issuance of new policies through LPAL was made to avoid the increased capital requirements created by additional policyholder liabilities. Subsequent to this announcement and other announcements relating to the Company and LPLA, LPAL policy surrenders increased substantially. Approximately 76% of LPAL's policyholder liabilities as of June 30, 2002 had been surrendered or had matured as of June 30, 2003.

        Due to the events referred to above, LPAL plans to focus on managing the remaining block of policyholder liabilities. There are no plans currently to write new policies before conditions improve.

Second quarter of 2003 compared to second quarter of 2002

        In the second quarter of 2003, LPAL contributed income before income taxes of $4.4 million to our overall income before income taxes, compared to a loss before income taxes of $8.0 million in the second quarter of 2002. Net realized investment losses in the second quarter of 2003 were $12.8 million compared to $11.8 million in the second quarter of 2002. The gain from the change in net unrealized investment gains and losses was $17.4 million in the second quarter of 2003, compared to $5.1 million in the second quarter of 2002. In the second quarter of 2003, the spread between investment income and amounts credited to policyholders remained flat; amortization of deferred policy acquisition costs ("DPAC") decreased by $1.0 million with the write-off of the DPAC asset in 2002; and general and administration expenses decreased by $0.1 million, each as compared to the second quarter of 2002.

        LPAL did not generate any premiums during the second quarter of 2003, compared to $2.9 million of premiums during the second quarter of 2002. LPAL discontinued selling new policies on July 2, 2002 as a result of the events described above.

        Interest and dividend income on investments was $0.5 million in the second quarter of 2003, compared with $2.1 million in the second quarter of 2002. This $1.6 million decrease was due primarily to a decline in the level of invested bonds and cash.

        During the second quarter of 2003, $1.8 million of bond proceeds and cash were used to meet policy maturities and redemptions. Following this reduction, and further expected bond realizations and maturities required to meet policy maturities during the remaining six months of 2003, interest income is expected to decline to approximately $1.6 million for the full year 2003.

        Policyholder liabilities as of June 30, 2003 were $34.3 million of which $8.6 million is scheduled to mature during the remaining six months of 2003. These maturities are expected to be met by a combination of cash of approximately $14.5 million held at the beginning of July 2003 and bond maturities of approximately $11.1 million during the remaining six months of 2003. Excess cash will be reinvested in bonds to meet future policy redemptions and expenses as appropriate. If there are no significant redemptions, policyholder liabilities are projected to be approximately $26.2 million at the end of 2003. Assuming the reinvestment of excess cash in bonds, investment income should approximately equal the amount credited to policies and operating expenses are expected to be approximately $1.0 million during the full year 2003. Net unrealized investment gains on LPAL's listed equity securities decreased by $2.7 million during the month of July 2003.

        Net investment gains totaled $4.6 million in the second quarter of 2003, compared to net investment losses of $6.6 million in the second quarter of 2002. Net investment gains in the second quarter of 2003 were comprised of net realized investment losses of $12.8 million and $17.4 million in gains from the change in net realized gains and losses on the listed equity securities held in the trading portfolio. The trading portfolio increased from $7.9 million as of March 31, 2003 to $12.5 million as of June 30, 2003. During the second quarter of 2003, one of LPAL's trading positions was acquired by a larger listed company, in exchange for $0.6 million of stock in the acquiring company, which resulted in a realized loss of $12.8 million based on an original cost of $13.4 million.

        Total invested assets (defined as total assets excluding DPAC and other assets) increased to $55.0 million as of June 30, 2003, compared to $50.4 million as of March 31, 2003 due to increases in the value of the trading portfolio. On total average invested assets in the second quarter of 2003, the average annualized net return, including both realized and unrealized investment gains and losses, was 38.5%, compared with -11.3% in the second quarter of 2002.

        Amounts credited on policyholder accounts decreased by $1.6 million in the second quarter of 2003 to $0.5 million, compared with $2.1 million in the second quarter of 2002. The decrease was due primarily to substantial increases in policyholder surrenders in the second half of 2002. The average rate credited to policyholders was 5.8% in the second quarter of 2003, compared with 6.0% in the second quarter of 2002.

        There was no DPAC amortization in the second quarter of 2003 due to the acceleration of DPAC amortization to fully write-off DPAC as of September 30, 2002. The reasons for the write-off in 2002 were the discontinuance of new business at the start of the third quarter of 2002 and the lack of interest spread on the remaining block of business.

        General and administrative expenses decreased by $0.1 million to $0.2 million in the second quarter of 2003, compared with the second quarter of 2002 due to decreases in marketing, staff compensation and back office expenses.

First six months of 2003 compared to first six months of 2002

        In the first six months of 2003, LPAL contributed income before income taxes of $3.2 million to our overall income before income taxes, compared to a loss before income taxes of $12.1 million in the first six months of 2002. Net realized investment losses in the first six months of 2003 were $36.2 million compared to $7.9 million in the first six months of 2002. The gain from the change in net unrealized investment gains and losses was $39.9 million in the first six months of 2003, compared to a loss of $2.4 million in the first six months of 2002. In the first six months of 2003, the spread between investment income and amounts credited to policyholders decreased by $0.1 million; amortization of DPAC decreased by $1.3 million with the write-off of the DPAC asset in 2002; and general and administration expenses decreased by $0.1 million, each as compared to the first six months of 2002.

        LPAL did not generate any premiums during the first six months of 2003, compared to $6.5 million of premiums during the first six months of 2002. LPAL discontinued selling new policies on July 2, 2002 as a result of the events described above.

        Interest and dividend income on investments was $1.0 million in the first six months of 2003, compared with $4.2 million in the first six months of 2002. This $3.2 million decrease was due primarily to a decline in the level of invested bonds and cash.

        Net investment gains totaled $3.7 million in the first six months of 2003, compared to net investment losses of $10.3 million in the first six months of 2002. Net investment losses in the first six months of 2003 were comprised of net realized investment losses of $36.2 million and $39.9 million in gains from the change in net realized gains and losses on the listed equity securities held in the trading portfolio. The trading portfolio increased from $8.9 million as of December 31, 2002 to $12.5 million as of June 30, 2003. LPAL sold certain trading positions during the first six months of 2003, which resulted in net realized losses of $20.8 million based on an aggregate original cost of $23.7 million and one of LPAL's trading positions was acquired by a larger listed company, in exchange for $0.6 million of stock in the acquiring company, which resulted in a realized loss of $12.8 million based on an original cost of $13.4 million. These disposals represented shares held in companies that had completed initial public offerings of their securities. These realized losses were increased by an other-than-temporary impairment charge on one private equity security holding of $2.5 million.

        Total invested assets (defined as total assets excluding DPAC and other assets) increased to $55.0 million as of June 30, 2003, compared to $51.6 million as of December 31, 2002 due to increases in the value of the trading portfolio. On total average invested assets in the first six months of 2003, the average annualized net return, including both realized and unrealized investment gains and losses, was 18.1%, compared with -7.8% in the first six months of 2002.

        Amounts credited on policyholder accounts decreased by $3.1 million in the first six months of 2003 to $1.0 million, compared with $4.1 million in the first six months of 2002. The decrease was due primarily to substantial increases in policyholder surrenders in the second half of 2002. The average rate credited to policyholders was 5.8% in the first six months of 2003, compared with 6.0% in the first six months of 2002.

        There was no DPAC amortization in the first six months of 2003, due to the acceleration of DPAC amortization to fully write-off DPAC as of September 30, 2002, as explained above.

        General and administrative expenses decreased by $0.1 million to $0.5 million in the first six months of 2003, compared with the first six months of 2002 due to decreases in marketing, staff compensation and back office expenses.

Venture Capital Management

        Certain information regarding our venture capital management segment's results of operations is as follows:

                                                                      Three Months Ended           Six Months Ended
                                                                             June 30,                   June 30,
                                                                  --------------------------   --------------------------
                                                                      2003          2002           2003          2002
                                                                  ------------  ------------   ------------  ------------
                                                                                       (In thousands)
Revenues:
Management fees...................................................  $        -    $      335      $       -    $    2,908
Net realized investment gains (losses) (1)........................       2,150          (512)        (3,099)      (31,999)
Change in net unrealized investment gains and losses on
    trading securities (1)........................................         531        (9,237)         7,647        16,774
                                                                  ------------  ------------    -----------  ------------
Total revenues and net investment gains (losses)..................       2,681        (9,414)         4,548       (12,317)
Operating expenses................................................         282         1,534            480         2,612
                                                                  ------------  ------------    -----------  ------------
Income (loss) before income taxes.................................  $    2,399    $  (10,948)     $   4,068    $  (14,929)
                                                                  ------------  ------------    -----------  ------------
                                                                  ------------  ------------    -----------  ------------

(1)     Net realized investment losses in the amounts of $0 and $31,368,000 were recorded in the first  quarters of 2003 and 2002, respectively,  by the venture capital management segment, related to intersegmental investment sales to the life  insurance and annuities  segment.  These net realized investment  losses  were  offset  by  a  corresponding  reclassification
        adjustment  in  unrealized   investment  gains  and  losses  on  trading securities  for the same  amount.  These  gains and  losses  have  been eliminated in our unaudited interim consolidated financial statements.

Second quarter of 2003 compared to second quarter of 2002

        In the second quarter of 2003, the venture capital management segment contributed income before income taxes of $2.4 million, compared to a loss before income taxes of $10.9 million in the second quarter of 2002. The income and loss in those periods, respectively, was attributable primarily to net realized and unrealized investment gains and losses on listed equity securities. These positions in listed equity securities resulted from privately held technology companies, in which the venture capital management segment had an equity interest, completing initial public offerings or being acquired by publicly traded companies in stock-for-stock acquisitions.

        The change in net unrealized gains and losses in the listed equity trading portfolio during the second quarter of 2003 was a gain of $0.5 million and net realized gains were $2.2 million. The trading portfolio decreased from $4.9 million as of March 31, 2003 to $4.6 million as of June 30, 2003. We sold certain trading positions during the second quarter of 2003, which resulted in net realized gains of $2.3 million based on an aggregate original cost of $0.8 million. These realized gains were partially offset by an other-than-temporary impairment write-down of $0.1 million on a private investment relating to the guarantees as discussed in Note 8 "Notes Payable" to the Unaudited Interim Consolidated Financial Statements. All intersegmental investment gains and losses, other than those arising from sales to LPLA (discontinued operations), have been eliminated in our unaudited condensed consolidated statements of income.

        We expect significant fluctuations in net unrealized gains and losses in the listed equity trading portfolio in future periods, reflecting continued equity market volatility, especially in the technology sector.

        The venture capital management segment earned portfolio management fees from LPLA of $0.3 million in the second quarter of 2002. Due to the events described above in the section entitled "Life Insurance and Annuities," BICC has not received fees from the management of LPLA's investment portfolio since that time.

        Operating expenses in the second quarter of 2003 were $0.3 million, compared to $1.5 million in the second quarter of 2002. The $1.2 million decrease was attributable primarily to lower staff costs, reflecting the reduction in business and staffing during the latter half of 2002.

        BICC is seeking to redevelop its venture capital business. BICC's business relationships are extensive among Silicon Valley companies seeking later stage capital and in the investor community globally. The venture capital industry continues to face a difficult environment in early 2003. The operating results for this business segment, and for the Group as a whole, for the remainder of 2003 will be largely driven by portfolio performance in uncertain market conditions.

First six months of 2003 compared to first six months of 2002

        In the first six months of 2003, the venture capital management segment contributed income before income taxes of $4.1 million, compared to a loss before income taxes of $14.9 million in the first six months of 2002. The income and loss in those periods, respectively, was attributable primarily to net realized and unrealized investment gains and losses on listed equity securities. These positions in listed equity securities resulted from privately held technology companies, in which the venture capital management segment had an equity interest, completing initial public offerings or being acquired by publicly traded companies in stock-for-stock acquisitions.

        The change in net unrealized gains and losses in the listed equity trading portfolio during the first six months of 2003 was a gain of $7.6 million, which was partially offset by net realized losses of $3.1 million. The trading portfolio decreased from $7.6 million as of December 31, 2002 to $4.6 million as of June 30, 2003. We sold certain trading positions during the first six months of 2003, which resulted in net realized losses of $2.9 million based on an aggregate original cost of $10.6 million. These realized losses were increased by an other-than-temporary impairment write-down of $0.2 million on two private investments relating to the guarantees as discussed in Note 8 "Notes Payable" to the Unaudited Interim Consolidated Financial Statements. All intersegmental investment gains and losses, other than those arising from sales to LPLA (discontinued operations), have been eliminated in our unaudited condensed consolidated statements of income.

        The venture capital management segment earned portfolio management fees from LPLA of $2.9 million in the first six months of 2002. Due to the events described above in the section entitled "Life Insurance and Annuities," BICC has not received fees from the management of LPLA's investment portfolio since that time.

        Operating expenses in the first six months of 2003 were $0.5 million, compared to $2.6 million in the first six months of 2002. The $2.1 million decrease was attributable primarily to lower staff costs, reflecting the reduction in business and staffing during the latter half of 2002.

Corporate and Other

Second quarter of 2003 compared to second quarter of 2002

        Corporate expenses decreased by $1.0 million to $0.8 million in the second quarter of 2003, as compared to $1.8 million in the second quarter of 2002. This decrease was primarily due to decreases in staff compensation and bank facility costs, partially offset by higher audit fees.

        Interest income earned by us and our subsidiaries (excluding the life insurance and annuities segment) decreased by $0.2 million to $12,000 in the second quarter of 2003 as compared with the second quarter of 2002, primarily due to the decrease in cash and cash equivalents held by us, as well as lower interest rates. Interest expense incurred by us and our subsidiaries (excluding the life insurance and annuities segment) increased by $0.3 million to $0.5 million in the second quarter of 2003 as compared with the second quarter of 2002, primarily due to the accelerated amortization of bank facility costs (restructuring fees and the value of warrants issued to the Bank of Scotland). These capitalized costs have been fully written off in the second quarter of 2003 due to the full repayment and early termination of the bank facility. A discussion of our sources and uses of cash is discussed in "Liquidity and Capital Resources" below.

First six months of 2003 compared to first six months of 2002

        Corporate expenses decreased by $1.4 million to $2.1 million in the first six months of 2003, as compared to $3.5 million for the first six months of 2002. This decrease was primarily due to decreases in staff compensation and bank facility costs, partially offset by higher insurance costs and legal expenses.

        Interest income earned by us and our subsidiaries (excluding the life insurance and annuities segment) decreased by $0.4 million to $29,000 in the first six months of 2003 as compared with the first six months of 2002, primarily due to the decrease in cash and cash equivalents held by us, as well as lower interest rates. Interest expense incurred by us and our subsidiaries (excluding the life insurance and annuities segment) increased by $0.1 million to $0.7 million in the first six months of 2003 as compared with the first six months of 2002 due to the accelerated amortization of bank facility costs as discussed above, which were partially offset by the impact of lower bank borrowings. A discussion of our sources and uses of cash is discussed in "Liquidity and Capital Resources" below.

Consolidated Income (Loss) from Continuing Operations Before Income Taxes

Second quarter of 2003 compared to second quarter of 2002

        Consolidated income from continuing operations before income taxes was $5.4 million in the second quarter of 2003, compared to a loss of $20.8 million in the second quarter of 2002. This substantial improvement was primarily due to net realized and unrealized investment gains of $7.3 million in the second quarter of 2003, compared to net realized and unrealized investment losses of $16.4 million in the second quarter of 2002.

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

        Subsequent to the completion of the sales of BCM and LPA, our focus is now on our technology venture capital business. The market environment for venture capital continues to be very weak. We are pursuing opportunities to grow the business in the future. However, there is no guarantee that we will be successful in redeveloping our venture capital operations.

First six months of 2003 compared to first six months of 2002

        Consolidated income from continuing operations before income taxes was $4.6 million in the first six months of 2003, compared to a loss of $30.7 million in the first six months of 2002. This substantial improvement was primarily due to net realized and unrealized investment gains of $8.3 million in the first six months of 2003, compared to net realized and unrealized investment losses of $25.5 million in the first six months of 2002.

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

Second quarter of 2003 compared to second quarter of 2002 (continuing operations)

        On income from continuing operations before income taxes of $5.4 million for the second quarter of 2003, we had income tax expense of $5,000. This low level of tax expense was primarily due to the $5.9 million of income contributed by our Jersey and Guernsey operations during the period, which primarily consisted of untaxed investment gains.

First six months of 2003 compared to first six months of 2002 (continuing operations)

        On income from continuing operations before income taxes of $4.6 million for the first six months of 2003, we had income tax expense of $12,000. This low level of tax expense was primarily due to the $5.5 million of income contributed by our Jersey and Guernsey operations during the period, which primarily consisted of untaxed investment gains.

Second quarter and first six months of 2003 (disposal of discontinued operations)

        We recorded $36,000 of income tax expense on book gains totaling $11.7 million from the sales of BCM and LPA. Income taxes based on statutory tax rates applied to the taxable gains on these sales were approximately $4.9 million. However, due to net operating losses in the U.S. tax groups in the current and prior years, and capital loss carryovers from prior years, we expect to offset all of the taxes related to the gains on the sale of BCM and LPA, except for a small amount of federal alternative minimum tax. A portion of the capital loss carryovers from prior years which we expect to utilize to offset the current year taxable gains resulted from the loss of control of LPLA in 2002.

Discontinued Operations

Second quarter of 2003 compared to second quarter of 2002

        In the second quarter of 2002, prior to the loss of management control over LPLA, we recorded an after-tax loss from operations of LPLA of $85.8 million. The loss in the second quarter of 2002 was primarily due to net realized investment losses and the change in net unrealized investment gains and losses totaling $71.7 million. For further information, see Note 3 "Discontinued Operations" to the Unaudited Interim Consolidated Financial Statements in Part I, Item 1.

        Because we entered into a definitive agreement to sell substantially all of the assets and operations of BCM on March 7, 2003, we deconsolidated BCM as of March 31, 2003 and BCM's results of operations (together with the remaining asset management segment for 2002) have been reported separately in the income statement under discontinued operations. In the second quarter of 2003, prior to the completion of the sale of BCM on May 7, 2003, the asset management segment (comprised of BCM only) generated a loss before taxes of $54,000, as compared to income before taxes of $168,000 for the second quarter of 2002 (which also included the results of BIL of $27,000). The reduction in income was primarily due to the loss of management contracts relating to LPLA's investment portfolios during the third quarter of 2002. For further information, see Note 3 "Discontinued Operations" to the Unaudited Interim Consolidated Financial Statements.

        Since we completed the sale of the LPA business on June 5, 2003, LPA's results of operations have been reported separately in the income statement under discontinued operations. In the second quarter of 2003, prior to the completion of the sale of LPA, the financial advisory services segment generated a loss before income taxes of $724,000, as compared to $805,000 in the full second quarter of 2002. For further information, see Note 3 "Discontinued Operations" to the Unaudited Interim Consolidated Financial Statements.

First six months of 2003 compared to first six months of 2002

        In the first six months of 2002, prior to the loss of management control over LPLA, we recorded an after-tax loss from operations of LPLA of $104.8 million. The loss in the first six months of 2002 was primarily due to net realized investment losses and the change in net unrealized investment gains and losses totaling $97.6 million. For further information, see
Note 3 "Discontinued Operations" to the Unaudited Interim Consolidated Financial Statements in Part I, Item 1.

        In the first six months of 2003, prior to the completion of the sale of BCM on May 7, 2003, the asset management segment (comprised of BCM only) generated a loss before taxes of $34,000, as compared to income before taxes of $526,000 for the first six months of 2002 (which also included the results of BIL of $273,000). The reduction in income was primarily due to the loss of management contracts relating to LPLA's investment portfolios during the third quarter of 2002. For further information, see Note 3 "Discontinued Operations" to the Unaudited Interim Consolidated Financial Statements.

        In the first six months of 2003, prior to the completion of the sale of LPA on June 5, 2003, the financial advisory services segment generated a loss before taxes of $1.7 million, as compared to $1.8 million for the first six months of 2002. For further information, see Note 3 "Discontinued Operations" to the Unaudited Interim Consolidated Financial Statements.


CRITICAL ACCOUNTING POLICIES

        Management has identified those accounting policies that are most important to the accurate portrayal of our financial condition and results of operations and that require management's most complex or subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These most critical accounting policies pertain to our investments and to the accounting for life insurance policy liabilities. In addition, for 2002 and for the first six months of 2003, our accounting policies relating to consolidation, deconsolidation and the reporting of discontinued operations became very important to the portrayal of our financial condition and results of operations. These critical accounting policies are described below.

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

        Since our listed equity securities are classified as trading securities, impairment adjustments are not required as any change in the market value of these securities between reporting periods is included in earnings.

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

        We determine that a fixed maturity security is impaired when it is probable that we will not be able to collect amounts due (principal and interest) according to the security's contractual terms. We make this determination by considering all available facts and circumstances, including our intent and ability to continue to hold the investment to maturity. The factors we consider include: (i) the length of time and extent to which the market values have been below amortized cost and the reasons for the decline,
(ii) the issuer's recent financial performance and condition, earnings trends and future prospects in the near to mid-term, (iii) changes in the issuer's debt rating and/or regulatory actions or other events that may effect the issuer's operations, (iv) the market condition of either the issuer's geographic area or industry as a whole, and (v) factors that raise doubt about the issuer's ability to continue as a going concern. If the evidence supports that a decline in fair value is other-than-temporary, then the fixed maturity security is written down to its quoted market value, if such a value is available. If a readily determinable fair value does not exist, then the fixed maturity security is written down to management's estimate of its fair value, which is based on the valuation methodologies described above. Write-downs are recorded as realized losses and included in earnings.

        The evaluations for other-than-temporary impairments require the application of significant judgment. It is possible that the impairment factors evaluated by management and fair values will change in subsequent periods, especially with respect to privately held equity securities in technology companies, resulting in material impairment charges in future periods.

Life Insurance Policy Liabilities

        We account for life insurance policy liabilities in accordance with Statement of Financial Accounting Standards No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." We account for life insurance policy liabilities for deferred annuities as investment-type insurance products and we record these liabilities at accumulated value (premiums received, plus accrued interest to the balance sheet date, less withdrawals and assessed fees).

Consolidation, Deconsolidation and Reporting of Discontinued Operations

        Our unaudited interim consolidated financial statements include the accounts of the Company, its subsidiaries (with the exception of LPLA which was deconsolidated during 2002, and BCM and LPA which were deconsolidated during the first half of 2003, as discussed below), the Employee Share Option Trust and the Agent Loyalty Opportunity Trust (collectively, the "Group"). Significant subsidiaries included in the continuing operations of the Group and discussed in this report include London Pacific Assurance Limited and Berkeley International Capital Corporation. All intercompany transactions and balances are eliminated in consolidation except for intercompany transactions between continuing and discontinued operations principally related to investment management fees from LPLA (the discontinued operations) to the continuing operations. Our unaudited condensed consolidated balance sheet is presented in an unclassified format as the majority of the Group's assets relate to its continuing life insurance and annuities business.

        In accordance with SFAS 144, if a long-lived asset or "component of an entity" (a reportable segment, an operating segment, a reporting unit, a subsidiary or an asset group) is disposed of by sale or by abandonment, then the results of operations of that component of an entity shall be reported in discontinued operations if both of the following conditions are met: (i) the operations and cash flows of the component have been eliminated from the ongoing operations of the entity, and (ii) the entity will not have any significant continuing involvement in the operations of the component.

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

        The results of operations of both BCM and LPA are reported in the income statement under discontinued operations for the current and prior period due to the sale of each during the second quarter of 2003. The assets and liabilities of both BCM and LPA have been classified as assets of discontinued operations and liabilities of discontinued operations in the prior period consolidated balance sheet. We do not expect to receive any material amounts of income from our asset management or financial advisory services segments in the foreseeable future.


Liquidity and Capital Resources

        Our cash and cash equivalents increased during the first six months of 2003 by $9.7 million to $25.0 million, WHICH INCLUDES $14.5 MILLION HELD BY LPAL WHICH IS NOT CURRENTLY AVAILABLE TO FUND THE OPERATIONS OR COMMITMENTS OF THE COMPANY OR ITS OTHER SUBSIDIARIES. (LPAL is a regulated insurance company, and as such it must meet stringent capital adequacy requirements and no distributions may be made from it without the consent of LPAL's independent actuary.) This increase in cash and cash equivalents resulted from $24.7 million provided by investing activities, partially offset by $12.3 million and $3.0 million of cash used in financing and operating activities, respectively. Cash used in operating activities primarily related to the payment of guarantee obligations under the bank facility and the loss from discontinued operations, partially offset by net income from continuing operations which was primarily attributable to the sale of trading securities. Cash provided by investing activities primarily related to the disposals of BCM and LPA, and to the sale of corporate bonds by LPAL. Cash used in financing activities related to the repayment of bank borrowings, as well as insurance policyholder benefits paid by LPAL. As of June 30, 2003, our cash and cash equivalents, excluding the amount held by LPAL, amounted to $10.5 million, a decrease of $0.9 million from December 31, 2002. Excluding LPAL's investments, we also held $4.6 million of listed equity securities which could be sold within a short period of time as of June 30, 2003, compared to $7.7 million as of December 31, 2002.

        Shareholders' equity increased during the first six months of 2003 by $16.1 million from $21.5 million at December 31, 2002 to $37.6 million at June 30, 2003, primarily due to net income for the period of $14.5 million, in addition to the change in unrealized gains and losses on available-for-sale securities of $1.2 million included in accumulated other comprehensive income
(loss). As of June 30, 2003 and December 31, 2002, $63.6 million of our Ordinary Shares, at cost, held by the employee benefit trusts have been netted against shareholders' equity.

        On December 20, 2002, we and the Bank of Scotland agreed to the terms and conditions of an amended credit facility, providing up to $23.0 million of borrowings. The facility limit was to be reduced at the end of each calendar quarter, such that the facility was to be repaid in full no later than December 31, 2003.

        As of December 31, 2002, $9.3 million was outstanding under the facility. In addition, $10.6 million of the remaining $10.7 million under the facility was utilized in the form of guarantees provided on behalf of certain former investee companies. As we believed that it would be unlikely that the former investee companies would have the ability to repay any of their borrowings during 2003, we recorded the maximum guarantee obligation of $10.6 million at December 31, 2002 on our consolidated balance sheet and took other-than-temporary impairment losses on the related investments in our consolidated income statement for 2002. During February 2003, we sold certain of our listed equity securities for $4.7 million and the proceeds were used to reduce our borrowings to $4.4 million and the facility to $15.0 million.

        On May 7, 2003, we completed the sale of BCM and received initial sale proceeds of $8.06 million. On May 8, 2003, we paid $7.75 million to the Bank of Scotland which reduced our borrowings to zero and the amounts due under our guarantee obligations to $7.25 million.

        On June 5, 2003, we completed the sale of LPA and received initial sale proceeds of $6.95 million. On that same date, we paid $6.95 million to the Bank of Scotland which reduced the amounts due under our guarantee obligations to $0.3 million. On June 20, 2003, using our existing cash resources, we paid $0.3 million to the Bank of Scotland and the facility was reduced to zero and terminated.

        During 2002, LPLA paid investment management fees to our asset management and venture capital management segments totaling $3.6 million. Due to the loss of control of LPLA as more fully described in Note 1 and Note 3 to the Unaudited Interim Consolidated Financial Statements in Item 1 of Part I, we no longer manage LPLA's portfolio of public corporate bonds and private equity and debt investments and no longer receive investment management fees for these services.

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

        On July 2, 2002, we announced that LPAL discontinued issuing new policies. Subsequent to this announcement and other announcements relating to the Group and LPLA, LPAL policy surrenders substantially increased. Approximately 76% of LPAL's $140.2 million policyholder liabilities as of June 30, 2002 had been surrendered or had matured as of June 30, 2003. Policy surrenders and maturities for the first six months of 2003 totaled $3.0 million. We do not expect significant surrender activity during the remainder of 2003; however, approximately $8.6 million of policyholder liabilities are scheduled to mature during the remaining six months of 2003. These maturities are expected to be met by a combination of cash held as of

June 30, 2003 of $14.5 million and the proceeds from maturing bonds which are estimated to be $11.1 million during the remaining six months of 2003. Assuming the reinvestment of excess cash in bonds, investment income should approximately equal the amount credited to policies during the remainder of 2003.

        During the first six months of 2003, LPAL continued to service its policyholders. Policyholder liabilities for LPAL fell slightly during the first six months of 2003 from $35.4 million as of December 31, 2002 to $34.3 million as of June 30, 2003. As of June 30, 2003, LPAL's corporate bonds, cash and accrued interest totaled $36.9 million, listed equity securities were $12.5 million and the book value of private equity securities was $5.6 million. Due to the weakened economic environment, in February 2003, the Jersey Financial Services Commission ("JFSC") amended LPAL's insurance permit such that private equity investments are no longer approved assets. Therefore, declines in the market value of LPAL's listed equity securities, which totaled $12.5 million as of June 30, 2003, could have a significant impact on LPAL's statutory capital level.

        As of June 30,  2003,  we had no material  commitments  outstanding  for
capital   expenditures  or  additional  funding  for  private  equity  portfolio companies.

        As discussed above, we have fully repaid our bank borrowings and our guarantee obligations have been satisfied, and as of June 30, 2003, we had $10.5 million of cash and cash equivalents, excluding cash held by our life insurance and annuities segment. We believe that this cash balance is sufficient to fund our operations (venture capital and corporate activities) over at least the next 12 months. We also expect to receive $1.0 million in cash out of escrow and additional cash consideration totaling approximately $1.0 million related to the sales of BCM and LPA over the next 18 months as discussed in Note 1 and Note 6 to the Unaudited Interim Consolidated Financial Statements in Item 1 of Part I.


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

        For LPAL's business, the amount of policyholder liabilities is unaffected by changes in interest rates. Given the existing policy and bond maturity profiles, and that bonds will generally be held to maturity and early policy redemptions are protected by a market value adjustment and surrender penalty, the bonds and policies carry no interest rate risk. Interest income earned on excess cash is expected to be approximately $0.2 million during the second half of 2003. For each 100 basis point move in market interest rates this amount will vary by approximately $68,000 per annum.

Equity Price Risk

        We are exposed to equity price risk on our listed equity securities. Changes in the level or volatility of equity prices affect the value of our listed equity securities. These changes in turn directly affect our consolidated net income because our holdings of listed equity securities are marked to market, with changes in their market value recognized in the income statement for the period in which the changes occur. These listed equity securities are in small capitalization stocks in the volatile high technology industry sector.

        If the fair value of our listed equities as of June 30, 2003 and December 31, 2002, which totaled $17.1 million and $16.5 million, respectively, had abruptly increased or decreased by 50%, the fair value of the listed equity portfolio would have increased or decreased by $8.6 million and $8.3 million, respectively. The largest of these listed equities represented $16.4 million and $11.4 million of the total as of June 30, 2003 and December 31, 2002, respectively. If the fair value of the largest listed equity had abruptly increased or decreased by 50%, its fair value would have increased or decreased by $8.2 million and $5.7 million, respectively.

        Our listed equity securities represent investments that were originally made as private equity investments in companies that subsequently completed an initial public offering. The performance of these listed equity securities can be highly volatile, however they are monitored daily and we seek to sell them over a period of time.

        As of June 30, 2003, we held $5.7 million in private corporate equity securities primarily in technology companies for which liquid markets do not exist. Private equity prices do not fluctuate directly with public equity markets, but significant market movements may trigger a review for other-than-temporary adjustment of the carrying values of our private equity securities. The risks inherent in these private equity investments relate primarily to the viability of the investee companies. We try to mitigate these risks in various ways including performing extensive due diligence prior to making an investment, and regularly reviewing the progress of the investee companies.


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


                           PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

        We are involved in various legal proceedings, including claims for damages from LPA clients of a nature we consider to be normal for LPA's business. We believe the ultimate settlement or other resolution of the claims will not materially affect our consolidated financial position, results of operations or cash flows.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        On June 2, 2003, we held an extraordinary general meeting of the shareholders where the following matter was submitted to a vote and approved:

(1)     To approve the sale of London  Pacific  Advisors;  votes  received  for:
        33,517,312, against: 12,931. There were 2,000 abstentions.

        On June 12, 2003, we held our annual general meeting of the shareholders where the following matters were submitted to a vote and approved:

(1) To receive the report of the directors and the financial statements for the year ended December 31, 2002, together with the report of the independent auditors thereon; votes received for: 37,262,961, against:
        110,654. There were 92,655 abstentions.

(2) For the re-election of one director, Mr. John Clennett; votes received for: 36,893,571, against: 433,585. There were 139,114 abstentions. Directors whose term of office continued, and who were not up for re-election at this annual general meeting, include Mr. Arthur I. Trueger, Mr. Victor A. Hebert, Mr. Harold E. Hughes, Jr. and The Viscount Trenchard.

(3) To re-appoint BDO International and BDO Seidman, LLP as independent auditors of the Company and to authorize the directors to fix their remuneration; votes received for: 36,974,922, against: 353,838. There were 137,510 abstentions.

(4) To consider and if thought fit pass the following resolution as a special resolution: that the name of the Company be changed to "Berkeley Technology Limited;" votes received for: 37,089,901, against: 235,899. There were 140,470 abstentions.


Item 6.    EXHIBITS AND REPORTS ON FORM 8-K

(a)    EXHIBITS

       The following exhibits are filed herewith:

Exhibit
Number         Description
-------        -----------------

10.6           Purchase  Agreement,  dated May 9, 2003,  for the  acquisition of
               London  Pacific  Advisory  Services,   Inc.  and  London  Pacific
               Securities, Inc. by SunGard Business Systems Inc.

99.1 Certification by the Company's Executive Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification by the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3 Certification by the Company's Executive Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.4 Certification by the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(b)      REPORTS ON FORM 8-K:

        We filed seven current reports on Form 8-K during the second quarter of 2003 as follows:

        (1) The Form 8-K filed on May 8, 2003 announcing that we completed the sale of substantially all of the assets and operations of Berkeley Capital Management ("BCM") to Berkeley Capital Management LLC ("BCM LLC"), a newly formed company majority-owned by funds under the management of Putnam Lovell NBF Private Equity, on May 7, 2003.

        (2) The Form 8-K filed on May 12, 2003 announcing that we had entered into a definitive agreement, subject to shareholder and regulatory approvals, to sell the stock of our wholly-owned subsidiaries London Pacific Advisory Services, Inc., London Pacific Securities, Inc and LPA Insurance Agency, Inc. together with the associated assets of the advisory business held within London Pacific Technologies, Inc. and LPA Advisors, Inc. (the "LPA business") to a wholly-owned subsidiary of SunGard Data Systems Inc. ("SunGard").

        (3) The Form 8-K filed on May 13, 2003 detailing information on the consideration we will receive relating to the sale of substantially  all of the  assets and  operations  of BCM to BCM
                LLC.

        (4) The Form 8-K filed on May 15, 2003 announcing our financial results for the quarter ended March 31, 2003.

        (5) The Form 8-K filed on June 2, 2003 announcing that the shareholders approved the proposed sale of the LPA business to SunGard at the Extraordinary General Meeting of Ordinary Shareholders held on June 2, 2003.

        (6) The Form 8-K filed on June 6, 2003 announcing the completion of the sale of the LPA business to SunGard on June 5, 2003.

        (7) The Form 8-K filed on June 17, 2003 announcing that with effect from June 16, 2003 our name changed from London Pacific Group Limited to Berkeley Technology Limited. Our new OTCBB trading symbol for our ADRs is now BKLYY and the trading symbol for our Ordinary Shares on the London Stock Exchange is now BEK.

                                    SIGNATURE


        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                              BERKELEY TECHNOLOGY LIMITED
                              (Registrant)

Date:  August 6, 2003         By: /s/  Ian K. Whitehead

                                  Ian K. Whitehead
                                  Chief Financial Officer

                                  (Principal Financial and Accounting Officer and Duly Authorized Officer of the Registrant)

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

               EXHIBIT INDEX FOR THE QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2003

Exhibit
Number         Description
---------      -----------------

10.6           Purchase  Agreement,  dated May 9, 2003,  for the  acquisition of
               London  Pacific  Advisory  Services,   Inc.  and  London  Pacific
               Securities, Inc. by SunGard Business Systems Inc.

99.1 Certification by the Company's Executive Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification by the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.3 Certification by the Company's Executive Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

99.4 Certification by the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.