Form 10-Q
period 2003-09-30
BERKELEY TECHNOLOGY LTD
filed 2003-11-14
CIK 891377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ____________________

                                    FORM 10-Q

(Mark One)

/x/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No _____

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No |X|

     As of November 14, 2003, the registrant had outstanding 64,439,073 Ordinary Shares, par value $0.05 per share.


                                TABLE OF CONTENTS


                                     PART I

                              FINANCIAL INFORMATION

                                                                                                             Page

Item 1.    Financial Statements:
           Unaudited Condensed Consolidated Balance Sheets as of September 30, 2003 and
               December 31, 2002 ...........................................................................    3

           Unaudited Condensed Consolidated Statements of Income for the three and nine months
               ended September 30, 2003 and 2002............................................................    4

           Unaudited Condensed Consolidated Statements of Cash Flows for the nine months
               ended September 30, 2003 and 2002............................................................    6

           Unaudited Consolidated Statement of Changes in Shareholders' Equity for the nine months
               ended September 30, 2003 ....................................................................    7

           Unaudited Consolidated Statements of Comprehensive Income for the three and nine months
               ended September 30, 2003 and 2002............................................................    8

           Notes to Unaudited Condensed Consolidated Financial Statements...................................    9

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations ...........   25

Item 3.    Quantitative and Qualitative Disclosures About Market Risk ......................................   37

Item 4.    Controls and Procedures .........................................................................   38


                                     PART II

                                OTHER INFORMATION

Item 1.    Legal Proceedings ...............................................................................   38

Item 6.    Exhibits and Reports on Form 8-K ................................................................   39

Signature  .................................................................................................   40

Exhibit Index ..............................................................................................   41


                         PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                     September 30,    December 31,
                                                                                          2003          2002 (1)
                                                                                     -------------   -------------
                                            ASSETS

Investments (principally of life insurance subsidiary):
   Fixed maturities:
     Available-for-sale, at fair value (amortized cost: $19,449 and $30,481
       as of September 30, 2003 and December 31, 2002, respectively)..............      $   19,449      $   30,335
   Equity securities:
     Trading, at fair value (cost: $4,721 and $26,785 as of September 30, 2003
       and December 31, 2002, respectively) ......................................          12,668          16,505
     Available-for-sale, at estimated fair value (cost: $5,106 and $8,980
       as of September 30, 2003 and December 31, 2002, respectively) .............           5,106           7,230
                                                                                     -------------   -------------
Total investments ................................................................          37,223(2)       54,070

Cash and cash equivalents ........................................................          21,385(2)       15,308
Cash held in escrow...............................................................             998               -
Accrued investment income ........................................................             795             900
Other assets .....................................................................           1,337           1,549
Total assets of discontinued operations...........................................               -           8,390
                                                                                     -------------   -------------
Total assets .....................................................................      $   61,738      $   80,217
                                                                                     -------------   -------------
                                                                                     -------------   -------------
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Life insurance policy liabilities ................................................      $   29,274      $   35,441
Notes payable ....................................................................               -           9,314
Accounts payable, accruals and taxes payable .....................................             595             832
Guarantees under bank facility....................................................               -          10,590
Total liabilities of discontinued operations......................................               -           2,554
                                                                                     -------------   -------------
Total liabilities ................................................................          29,869          58,731
                                                                                     -------------   -------------
Commitments and contingencies (see Note 9)

Shareholders' equity:
Ordinary shares, $0.05 par value per share: 86,400,000 shares authorized;
   64,439,073 shares issued and outstanding as of September 30, 2003 and
   December 31, 2002..............................................................           3,222           3,222
Additional paid-in capital .......................................................          68,615          68,394
Retained earnings ................................................................          24,206          16,054
Employee benefit trusts, at cost (13,684,881 shares as of September 30, 2003
   and December 31, 2002) ........................................................         (63,571)        (63,571)
Accumulated other comprehensive loss .............................................            (603)         (2,613)
                                                                                     -------------   -------------
Total shareholders' equity .......................................................          31,869          21,486
                                                                                     -------------   -------------
Total liabilities and shareholders' equity .......................................      $   61,738      $   80,217
                                                                                     -------------   -------------
                                                                                     -------------   -------------

(1) Reclassifications have been made related to discontinued operations - see Note 3.
(2) Includes $34,225 of investments and $11,206 of cash and cash equivalents in the Company's insurance subsidiary which are not available to fund the operations or commitments of the Company or its other subsidiaries.

 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share and ADS amounts)


                                                                      Three Months Ended         Nine Months Ended
                                                                         September 30,              September 30,
                                                                    ----------------------     ----------------------
                                                                       2003      2002 (1)         2003      2002 (1)
                                                                    ----------  ----------     ----------  ----------
Continuing operations:

Revenues:
Investment income.................................................  $      433  $    1,364     $    1,492  $    5,962
Insurance policy charges..........................................           2       1,207              6       1,152
Fee income (2)....................................................           -           -              -       2,908
Net realized investment losses....................................        (839)     (2,065)       (14,988)     (1,740)
Change in net unrealized investment gains and losses
   on trading securities .........................................      (4,213)     (5,403)        18,226     (31,276)
                                                                    ----------  ----------     ----------  ----------
                                                                        (4,617)     (4,897)         4,736     (22,994)
Expenses:
Amounts credited on insurance policyholder accounts...............         463       1,423          1,509       5,495
Amortization of deferred policy acquisition costs.................           -       1,689              -       2,952
Operating expenses................................................       1,269       2,489          4,317       9,198
Interest expense..................................................           -         252            676         807
                                                                    ----------  ----------     ----------  ----------
                                                                         1,732       5,853          6,502      18,452
                                                                    ----------  ----------     ----------  ----------
Loss from continuing operations before income taxes...............      (6,349)    (10,750)        (1,766)    (41,446)

Income tax expense (benefit)......................................          (3)     (1,798)             9       1,515
                                                                    ----------  ----------     ----------  ----------
Loss from continuing operations...................................      (6,346)     (8,952)        (1,775)    (42,961)

Discontinued operations:
Loss from discontinued operations, net of income
   tax expense (benefit) of $0, $1,617, $2 and $(6,734),
   respectively...................................................           -      (2,667)        (1,758)   (108,058)
Income (loss) on disposal of discontinued operations, net of
   income tax expense of $0, $0, $36 and $0, respectively.........           -     (38,532)        11,685     (38,532)
                                                                    ----------  ----------     ----------  ----------
Income (loss) on discontinued operations..........................           -     (41,199)         9,927    (146,590)
                                                                    ----------  ----------     ----------  ----------
Net income (loss).................................................  $   (6,346) $  (50,151)    $    8,152  $ (189,551)
                                                                    ----------  ----------     ----------  ----------
                                                                    ----------  ----------     ----------  ----------

(1) Reclassifications have been made related to discontinued operations - see Note 3.
(2) Amount represents revenues earned from an entity included in discontinued operations.


 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                 BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                (In thousands, except per share and ADS amounts)


                                                                      Three Months Ended         Nine Months Ended
                                                                         September 30,              September 30,
                                                                    ----------------------     ----------------------
                                                                       2003      2002 (1)         2003      2002 (1)
                                                                    ----------  ----------     ----------  ----------

Basic earnings (loss) per share and ADS:

Basic earnings (loss) per share:
Continuing operations.............................................     $ (0.13)   $  (0.18)       $ (0.03)    $ (0.85)
Discontinued operations...........................................           -       (0.81)          0.19       (2.88)
                                                                    ----------  ----------     ----------  ----------
                                                                       $ (0.13)   $  (0.99)       $  0.16     $ (3.73)
                                                                    ----------  ----------     ----------  ----------
                                                                    ----------  ----------     ----------  ----------
Basic earnings (loss) per ADS:
Continuing operations.............................................     $ (1.25)   $  (1.76)       $ (0.35)    $ (8.46)
Discontinued operations...........................................           -       (8.12)          1.96      (28.89)
                                                                    ----------  ----------     ----------  ----------
                                                                       $ (1.25)   $  (9.88)       $  1.61     $(37.35)
                                                                    ----------  ----------     ----------  ----------
                                                                    ----------  ----------     ----------  ----------

Diluted earnings (loss) per share and ADS:

Diluted earnings (loss) per share:
Continuing operations.............................................     $ (0.13)   $  (0.18)       $ (0.03)    $ (0.85)
Discontinued operations...........................................           -       (0.81)          0.19       (2.88)
                                                                    ----------  ----------     ----------  ----------
                                                                       $ (0.13)   $  (0.99)       $  0.16     $ (3.73)
                                                                    ----------  ----------     ----------  ----------
                                                                    ----------  ----------     ----------  ----------
Diluted earnings (loss) per ADS:
Continuing operations.............................................     $ (1.25)   $  (1.76)       $ (0.35)    $ (8.46)
Discontinued operations...........................................           -       (8.12)          1.95      (28.89)
                                                                    ----------  ----------     ----------  ----------
                                                                       $ (1.25)   $  (9.88)       $  1.60     $(37.35)
                                                                    ----------  ----------     ----------  ----------
                                                                    ----------  ----------     ----------  ----------

(1) Reclassifications have been made related to discontinued operations - see Note 3.

 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                             Nine Months Ended
                                                                                               September 30,
                                                                                     -----------------------------
                                                                                        2003 (1)        2002 (2)
                                                                                     -------------   -------------

Net cash provided by continuing operations .......................................       $   8,866      $   23,711

Net cash used in discontinued operations .........................................            (523)        (19,980)
                                                                                     -------------   -------------
Net cash provided by operating activities ........................................           8,343           3,731
                                                                                     -------------   -------------

Cash flows from investing activities:
Payments of guarantee obligations.................................................         (10,836)              -
Purchases of held-to-maturity fixed maturity securities ..........................               -          (2,828)
Purchases of available-for-sale fixed maturity securities ........................          (8,422)         (7,209)
Proceeds from sale of available-for-sale fixed maturity securities................          20,004          93,256
Proceeds from disposal of discontinued operations.................................          15,148               -
Capital expenditures .............................................................              (4)            (23)
                                                                                     -------------   -------------
Net cash provided by investing activities ........................................          15,890          83,196
                                                                                     -------------   -------------

Cash flows from financing activities:
Insurance policyholder contract deposits .........................................               -           6,827
Insurance policyholder benefits paid .............................................          (8,630)       (110,620)
Dividends paid....................................................................               -          (2,032)
Proceeds from disposal of shares by the employee benefit trusts...................               -              43
Notes payable.....................................................................               -           2,440
Repayment of notes payable........................................................          (9,314)        (27,000)
                                                                                     -------------   -------------
Net cash used in financing activities ............................................         (17,944)       (130,342)
                                                                                     -------------   -------------

Net increase (decrease) in cash and cash equivalents .............................           6,289         (43,415)

Cash and cash equivalents at beginning of period (3) .............................          15,308          60,571
Foreign currency translation adjustment ..........................................            (212)            208
                                                                                     -------------   -------------
Cash and cash equivalents at end of period (3) ...................................      $   21,385(4)   $   17,364
                                                                                     -------------   -------------
                                                                                     -------------   -------------


(1) Reclassifications have been made to conform with the current period presentation.
(2) Reclassifications have been made related to discontinued operations - see Note 3.
(3) Amounts reflect continuing operations only. Does not include $998 of cash held in escrow as of September 30, 2003.
(4) Includes $11,206 in the Company's insurance subsidiary which is not available to fund the operations or commitments of the Company or its other subsidiaries.

 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                                       Accumulated
                                                                                          Other
                                    Ordinary Shares    Additional            Employee    Compre-    Total
                                 --------------------   Paid-in    Retained   Benefit    hensive  Shareholders'
                                   Number    Amount     Capital    Earnings   Trusts      Loss      Equity
                                 ---------  ---------  ---------  ---------  ---------  ---------  ----------
Balance as of
   December 31, 2002............    64,439  $   3,222  $  68,394  $  16,054  $ (63,571) $  (2,613) $  21,486

Net income......................         -          -          -      8,152          -          -      8,152
Change in net unrealized
   gains and losses on
   available-for-sale securities         -          -          -          -          -      1,896      1,896
Foreign currency translation
   adjustment...................         -          -          -          -          -        114        114
Warrants issued to bank ........         -          -        221          -          -          -        221
                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------
Balance as of
   September 30, 2003...........    64,439  $   3,222  $  68,615  $  24,206  $ (63,571) $    (603) $  31,869
                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------





























 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)


                                                                      Three Months Ended         Nine Months Ended
                                                                         September 30,             September 30,
                                                                    ----------------------     ----------  ----------
                                                                       2003        2002           2003        2002
                                                                    ----------  ----------     ----------  ----------

Net income (loss).................................................   $  (6,346)  $ (50,151)     $   8,152   $(189,551)

Other comprehensive income (loss), net of deferred income taxes:

Foreign currency translation adjustments, net of income
   taxes of $0....................................................          12         115            114        (388)

Change in net unrealized gains and losses related to
   continuing operations:
   Unrealized holding gains and losses on available-for-sale
     securities...................................................         (32)     (4,312)           (14)     (5,378)
   Less: reclassification adjustment for gains and losses
     included in net (income) loss................................         679         253          1,910          73
   Deferred policy acquisition cost amortization adjustments......           -           -              -        (551)

Change in net unrealized gains and losses related to
   discontinued operations:
   Change in net unrealized gains and losses on
     available-for-sale securities................................           -           -              -       5,744
   Deferred policy acquisition cost amortization adjustments......           -           -              -      (8,044)
   Deferred income taxes..........................................           -           -              -         805
   Reclassification adjustment for losses of discontinued
     operations included in net income (loss).....................           -      10,649              -      10,649
                                                                    ----------  ----------     ----------  ----------
Other comprehensive income  ......................................         659       6,705          2,010       2,910
                                                                    ----------  ----------     ----------  ----------
Comprehensive income (loss) ......................................   $  (5,687)  $ (43,446)   $    10,162   $(186,641)
                                                                    ----------  ----------     ----------  ----------
                                                                    ----------  ----------     ----------  ----------
















 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2003

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

     On July 2, 2002, the Company announced that declines in the value of the investment portfolio of London Pacific Life & Annuity Company ("LPLA"), the primary insurance company of Berkeley Technology Limited (the "Company" and together with its subsidiaries, the "Group"), due to persistent negative events in the equity and bond markets continued to erode significantly the statutory capital of LPLA and that the Company had been unsuccessful in concluding a transaction to enhance the capital of LPLA. As a consequence, LPLA discontinued the issuance of new policies as of July 2, 2002. Although the statutory capital of the Company's Jersey insurance subsidiary, London Pacific Assurance Limited ("LPAL"), had not been affected by the adverse equity and bond markets to the same extent as the statutory capital of LPLA, the Company also announced on July 2, 2002 that LPAL would discontinue writing new policies effective immediately. The decision to discontinue the issuance of new policies through LPAL was made to avoid the increased capital requirements created by additional policyholder liabilities. Subsequent to this announcement and other announcements relating to the Company and LPLA, LPAL policy surrenders increased substantially. Approximately 79% of LPAL's $140.2 million in policyholder liabilities as of June 30, 2002 had been surrendered or had matured as of September 30, 2003.

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

     On May 7, 2003, the Group completed the sale of substantially all of the assets and operations of BCM to a company majority-owned by funds under the management of Putnam Lovell NBF Private Equity. The Group received initial proceeds of $8.06 million in cash at the closing of the transaction, and an additional $0.08 million in cash, representing a purchase price adjustment pursuant to the sale agreement, in July 2003. The Group will receive a further $1.0 million in cash on December 31, 2003 subject to certain adjustments. The Group may also receive up to $1.25 million in cash earnout payments ratably over the four quarters of 2004 if revenues received in 2003 from a new product planned for launch by BCM in 2003 exceed certain defined targets; however, the Group believes that these earnout payments are highly unlikely as the new product has not yet been launched by BCM. The sale agreement contains certain customary indemnities given by the Group to the purchaser, such as for any claims related to the period prior to closing of the transaction. As of April 30, 2003, BCM's assets under management were approximately $1.2 billion. The Group recognized a book gain on sale of $7.9 million in the second quarter of 2003. For further information, see Note 3 "Discontinued Operations" below.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     On May 9, 2003, the Group entered into a definitive agreement to sell all of the outstanding stock of London Pacific Advisory Services, Inc., London Pacific Securities, Inc. and LPA Insurance Agency, Inc. together with the associated assets of the advisory business held within London Pacific Technologies, Inc. and LP Advisors, Inc. (collectively, "LPA" or the "LPA business") for total consideration of up to $16.2 million, to a wholly-owned subsidiary of SunGard Data Systems Inc. ("SunGard"). On June 5, 2003, this sale was completed and the Group received $6.95 million in cash consideration (which excluded $1.25 million held back to cover any shortfall to the agreed minimum tangible net asset value of the LPA assets minus the liabilities acquired in the transaction, and to cover any indemnity obligations). In September 2003, the Group received $0.06 million out of the $0.25 million holdback after agreeing the LPA tangible net asset value with SunGard. The remaining approximate $1.0 million held will be used to cover any indemnity obligations arising within the 18 month period following the close of the transaction. SunGard did not assume LPA's net liability of $10.6 million to Berkeley International Capital Corporation ("BICC"), another Group subsidiary. The Group may receive up to a further $8.0 million cash earnout payment that will be equal in amount to one-half of the cumulative operating profits from the LPA business in the three year period immediately following closing of the sale to SunGard. This earnout payment will be paid within approximately 60 days following the third anniversary of the closing of the transaction. There is no guarantee that the Group will receive any portion of the earnout payment. The sale agreement contains certain customary indemnities given by the Group to the purchaser, such as for any claims related to the period prior to closing of the transaction. As of May 31, 2003, LPA's assets under management, consulting or administration were approximately $2.6 billion. The Group recognized a book gain on sale of $3.7 million in the second quarter of 2003. For further information, see Note 3 "Discontinued Operations" below.

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


Note 2.   Basis of Presentation and Principles of Consolidation

     The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in conformity with United States generally accepted accounting principles ("U.S. GAAP"). These unaudited condensed consolidated financial statements include the accounts of the Company, its subsidiaries (with the exception of LPLA, BCM and LPA as discussed above in Note 1 "Material Events"), the Employee Share Option Trust ("ESOT") and the Agent Loyalty Opportunity Trust ("ALOT"). Significant subsidiaries included in the continuing operations of the Group and discussed in this document include London Pacific Assurance Limited and Berkeley International Capital Corporation. All intercompany transactions and balances have been eliminated in consolidation except for intercompany transactions between continuing and discontinued operations which are principally related to investment management fees from LPLA (discontinued operations) to the continuing operations which are disclosed in
Note 3 and Note 10 below.

     Certain information and note disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) necessary for a fair statement of the results for the interim periods presented.

     While the Company's management believes that the disclosures presented are adequate to make the information not misleading, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2002,

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES
which are contained in the Company's Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission ("SEC") on March 19, 2003. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. Certain reclassifications have been made to prior quarter's amounts to conform with the current period's presentation. These reclassifications have no effect on the prior quarter's net income or shareholders' equity.

Use of Estimates

     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of these unaudited condensed consolidated financial statements as well as the reported amount of revenues and expenses during this reporting period. Actual results could differ from these estimates. Certain estimates such as fair value and actuarial assumptions have a significant impact on the gains and losses recorded on investments and balance of life insurance policy liabilities.

     Because of the events described above in Note 1 "Material Events," as well as other unknown events that may occur during the next three months, the results for the three and nine month periods ended September 30, 2003, are not indicative of the results to be expected for the full fiscal year.

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

     Had compensation expense for the Company's ESOT activity been determined based upon the fair value method in accordance with SFAS 123, the Company's consolidated net income (loss) and earnings (loss) per share and ADS would have been decreased or increased to the pro forma amounts as reflected below:


                                                                       Three Months Ended       Nine Months Ended
                                                                          September 30,           September 30,
                                                                    ----------------------     ----------------------
                                                                       2003        2002           2003        2002
                                                                    ----------  ----------     ----------  ----------
                                                                                (In thousands, except per
                                                                                  share and ADS amounts)

Net income (loss) as reported.....................................   $  (6,346)  $ (50,151)     $   8,152   $(189,551)
Add: Stock based employee compensation expense included in
   reported income (loss), net of related tax effects.............           -           -              -           -

Deduct: Total stock based employee compensation expense
   determined under fair value based methods for all awards,
   net of related tax effects.....................................         267(1)     (224)           (76)       (734)
                                                                    ----------  ----------     ----------  ----------

Pro forma net income (loss).......................................   $  (6,079)  $ (50,375)     $   8,076   $(190,285)
                                                                    ----------  ----------     ----------  ----------
                                                                    ----------  ----------     ----------  ----------

(1) Compensation expense was negative for the three month period ended September 30, 2003 due to the reversal of $314,000 in compensation expense recognized in prior periods related to the forfeiture during the third quarter of 2003 of all of the unvested options held by LPA employees  (LPA was sold in the second quarter of 2003).

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                      Three Months Ended         Nine Months Ended
                                                                         September 30,             September 30,
                                                                    ----------------------     ----------------------
                                                                       2003        2002           2003        2002
                                                                    ----------  ----------     ----------  ----------

Basic earnings (loss) per share:
As reported.......................................................      $(0.13)     $(0.99)        $ 0.16      $(3.73)
Pro forma.........................................................       (0.12)      (0.99)          0.16       (3.75)
Basic earnings (loss) per ADS:
As reported.......................................................       (1.25)      (9.88)          1.61      (37.35)
Pro forma.........................................................       (1.20)      (9.93)          1.59      (37.49)
Diluted earnings (loss) per share:
As reported.......................................................       (0.13)      (0.99)          0.16       (3.73)
Pro forma.........................................................       (0.12)      (0.99)          0.16       (3.75)
Diluted earnings (loss) per ADS:
As reported.......................................................       (1.25)      (9.88)          1.60      (37.35)
Pro forma.........................................................       (1.20)      (9.93)          1.58      (37.49)



        The pro forma disclosures shown above were calculated for all options granted after December 31, 1994 using a Black-Scholes option pricing model with the following assumptions:



                                                                      Three Months Ended         Nine Months Ended
                                                                         September 30,             September 30,
                                                                    ----------------------     ----------------------
                                                                     2003 (1)      2002         2003 (1)      2002
                                                                    ----------  ----------     ----------  ----------
Expected dividend yield (2).......................................           -           -              -           -
Expected stock price volatility...................................           -        125%              -        125%
Risk-free interest rate...........................................           -       3.95%              -       3.95%
Weighted average expected life (in years).........................           -           5              -           5

(1) No grants were made in the three and nine months ended September 30, 2003.

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

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

        A summary of LPLA's pre-tax operating results for the three and nine month periods ended September 30, 2002 is shown below.

                                                                                     Three Months     Nine Months
                                                                                         Ended          Ended
                                                                                     September 30,   September 30,
                                                                                        2002 (1)        2002 (1)
                                                                                    --------------   -------------
                                                                                             (In thousands)
Revenues:
Investment income before intercompany management fee expense......................     $         -     $    62,453
Intercompany management fee expense (2)...........................................               -          (3,632)
Other income......................................................................               -           4,176
Net realized and change in net unrealized investment gains and losses.............               -         (97,618)
                                                                                     -------------   -------------
Total revenues and net investment losses..........................................               -         (34,621)

Expenses:
Interest credited on insurance policyholder accounts..............................               -          56,133
Amortization of deferred policy acquisition costs.................................               -          17,145
Other expenses....................................................................               -           4,593
                                                                                     -------------   -------------
Total expenses....................................................................               -          77,871
                                                                                     -------------   -------------
Loss before income taxes .........................................................     $         -     $  (112,492)
                                                                                     -------------   -------------
                                                                                     -------------   -------------

(1) Though the Group did not lose control of LPLA until August 6, 2002, the Group was not able to obtain LPLA's financial results on a U.S. GAAP basis for the period July 1, 2002 up to August 6, 2002. Therefore,  the Group's consolidated income statement includes LPLA's results only through June 30, 2002.

(2) Fees in the amount of $0 and $2,908 for the three and nine months ended September  30,  2002, respectively, were paid to and included in the revenues of the venture capital management business segment of continuing operations. The remaining fees were paid to the asset management business segment of discontinued operations.


     The loss on disposal of discontinued operations, net of tax, was recorded in the third quarter of 2002 and reported in the Group's Form 10-Q as follows:

                                                                                                     (In thousands)
Net unrealized losses on available-for-sale securities, net of
   deferred policy acquisition cost amortization adjustments and deferred income taxes...........       $   10,649
Impairment on long-lived assets (LPLA's net assets)..............................................           12,269
Write-off of doubtful receivables from LPLA......................................................           15,614
                                                                                                     -------------
                                                                                                            38,532
Income tax benefit...............................................................................                -
                                                                                                     -------------
Net loss on disposal of discontinued operations..................................................       $   38,532
                                                                                                     -------------
                                                                                                     -------------

     Previously, LPLA was included in the Company's life insurance and annuities business segment.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Berkeley Capital Management

     As described in Note 1 "Material Events," the Group entered into a definitive agreement to sell substantially all of the assets and operations of BCM on March 7, 2003, and on May 7, 2003 completed the sale. In connection therewith, the Company deconsolidated BCM as of March 31, 2003 and BCM's assets and liabilities are shown as total assets of discontinued operations and total liabilities of discontinued operations in the prior period consolidated balance sheet, in accordance with SFAS 144. The Company does not expect to receive any material amounts of income from its asset management segment in the foreseeable future. The results of operations of BCM and, in addition for the first nine months of 2002, the results of Berkeley International Limited ("BIL") (the remainder of the asset management segment in that period) have been reported in discontinued operations.

     A summary of BCM's pre-tax operating results (including the results of the remainder of the asset management segment for the prior periods from BIL) for the three and nine month periods ended September 30, 2003 and 2002, respectively, and BCM's total assets and total liabilities as of December 31, 2002, are shown below.

                                                                      Three Months Ended         Nine Months Ended
                                                                         September 30,             September 30,
                                                                    ----------------------     ----------------------
                                                                       2003        2002           2003        2002
                                                                    ----------  ----------     ----------  ----------
                                                                                     (In thousands)
Revenues:
Asset management fees.............................................    $      -    $  1,120       $  1,364    $  3,500
Intercompany management fee income (1)............................           -           5              5         759
                                                                    ----------  ----------     ----------  ----------
Total revenues....................................................           -       1,125          1,369       4,259

Operating expenses................................................           -       1,080          1,403       3,688
                                                                    ----------  ----------     ----------  ----------
Income (loss) before income taxes.................................    $      -    $     45       $    (34)   $    571
                                                                    ----------  ----------     ----------  ----------
                                                                    ----------  ----------     ----------  ----------

(1) Fees were paid from and included in the net revenues of the life insurance and annuities business segment of continuing operations (LPAL) of $0, $5,000, $5,000 and $35,000 for the three and nine months ended September 30, 2003 and  2002, respectively. For the three and nine months ended September 30, 2002, these fees also include $0 and $724,000, respectively, received from LPLA (discontinued operations).


                                                                                                      December 31,
                                                                                                          2002
                                                                                                     -------------
                                                                                                     (In thousands)
Assets of discontinued operations:
Cash.............................................................................................        $     401
Property and equipment, net......................................................................              125
Goodwill, net....................................................................................            1,267
Other assets.....................................................................................              209
                                                                                                     -------------
Total assets of discontinued operations..........................................................        $   2,002
                                                                                                     -------------
                                                                                                     -------------
Liabilities of discontinued operations:
Accounts payable, accruals and other liabilities.................................................        $     413
                                                                                                     -------------
Total liabilities of discontinued operations.....................................................        $     413
                                                                                                     -------------
                                                                                                     -------------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     The $7,949,000 gain on sale of discontinued operations, net of tax of $0, was recorded in the second quarter of 2003 and reported in the Group's Form 10-Q for that quarter.

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

     A summary of LPA's pre-tax operating results for the three and nine month periods ended September 30, 2003 and 2002, respectively, and LPA's total assets and total liabilities (excluding LPA's net liability to BICC which was not part of the sale) as of December 31, 2002, are shown below.

                                                                      Three Months Ended         Nine Months Ended
                                                                         September 30,             September 30,
                                                                    ----------------------     ----------------------
                                                                       2003        2002           2003        2002
                                                                    ----------  ----------     ----------  ----------
                                                                                     (In thousands)
Revenues:
Investment income.................................................    $      -    $      4       $      4    $     14
Gross financial advisory services fees............................           -       3,766          5,820      12,583
Payments due to independent advisors..............................           -      (2,300)        (3,477)     (7,853)
                                                                    ----------  ----------     ----------  ----------
Total net revenues................................................           -       1,470          2,347       4,744

Expenses..........................................................           -       2,565          4,069       7,615
                                                                    ----------  ----------     ----------  ----------
Loss before income taxes..........................................   $       -    $ (1,095)      $ (1,722)   $ (2,871)
                                                                    ----------  ----------     ----------  ----------
                                                                    ----------  ----------     ----------  ----------

                                                                                                      December 31,
                                                                                                          2002
                                                                                                     -------------
                                                                                                     (In thousands)
Assets of discontinued operations:
Cash and investments.............................................................................       $      566
Property and equipment, net......................................................................            2,986
Goodwill, net....................................................................................            1,301
Other assets.....................................................................................            1,535
                                                                                                     -------------
Total assets of discontinued operations..........................................................       $    6,388
                                                                                                     -------------
                                                                                                     -------------
Liabilities of discontinued operations:
Accounts payable, accruals and other liabilities.................................................       $    2,141
                                                                                                     -------------
Total liabilities of discontinued operations.....................................................       $    2,141
                                                                                                     -------------
                                                                                                     -------------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     The $3,772,000 gain on sale of discontinued operations, and tax expense on the gain of $36,000, were recorded in the second quarter of 2003 and reported in the Group's Form 10-Q for that quarter.

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

     The Company has also issued Ordinary Share warrants to the Bank of Scotland in connection with the Company's bank facility (now terminated), which are also considered potential common stock under SFAS 128. Diluted earnings per share is calculated by dividing net income by the weighted average number of Ordinary Shares outstanding during the applicable period as adjusted for these potentially dilutive options and warrants which are determined based on the "Treasury Stock Method." As the Company recorded a net loss for both of the three month periods ended September 30, 2003 and 2002, and for the nine month period ended September 30, 2002, the calculations of diluted earnings per share for these periods do not include potentially dilutive employee share options and warrants issued to the Bank of Scotland as they are anti-dilutive and, if included, would have resulted in a reduction of the net loss per share. If the Company had reported net income for both of the three month periods ended September 30, 2003 and 2002, and for the nine month period ended September 30, 2002, there would have been an additional 609,629, 0 and 431,334 shares, respectively, included in the calculations of diluted earnings per share for these periods.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     A reconciliation of the numerators and denominators for the basic and diluted earnings per share calculations is as follows:

                                                                      Three Months Ended         Nine Months Ended
                                                                         September 30,             September 30,
                                                                    ----------------------     ----------------------
                                                                       2003        2002           2003        2002
                                                                    ----------  ----------     ----------  ----------
                                                                              (In thousands, except share,
                                                                               per share and ADS amounts)

Loss from continuing operations...................................   $  (6,346)  $  (8,952)     $  (1,775)  $ (42,961)
Income (loss) on discontinued operations..........................           -     (41,199)         9,927    (146,590)
                                                                    ----------  ----------     ----------  ----------
Net income (loss).................................................   $  (6,346)  $ (50,151)     $   8,152   $(189,551)
                                                                    ----------  ----------     ----------  ----------
                                                                    ----------  ----------     ----------  ----------

Basic earnings (loss) per share and ADS:
Weighted average number of Ordinary Shares outstanding,
   excluding shares held by the employee benefit trusts...........  50,754,192  50,754,192     50,754,192  50,754,192
                                                                    ----------  ----------     ----------  ----------
Basic earnings (loss) per share:
Continuing operations.............................................   $   (0.13)  $   (0.18)     $   (0.03)  $   (0.85)
Discontinued operations...........................................           -       (0.81)          0.19       (2.88)
                                                                    ----------  ----------     ----------  ----------
                                                                     $   (0.13)  $   (0.99)     $    0.16   $   (3.73)
                                                                    ----------  ----------     ----------  ----------
                                                                    ----------  ----------     ----------  ----------
Basic earnings (loss) per ADS:
Continuing operations.............................................   $   (1.25)  $   (1.76)     $   (0.35)  $   (8.46)
Discontinued operations...........................................           -       (8.12)          1.96      (28.89)
                                                                    ----------  ----------     ----------  ----------
                                                                     $   (1.25)  $   (9.88)     $    1.61   $  (37.35)
                                                                    ----------  ----------     ----------  ----------
                                                                    ----------  ----------     ----------  ----------

Diluted earnings (loss) per share and ADS:
Weighted average number of Ordinary Shares outstanding,
   excluding shares held by the employee benefit trusts...........  50,754,192  50,754,192     50,754,192  50,754,192
Effect of dilutive securities (warrants and employee share
   options).......................................................           -           -        339,342           -
                                                                    ----------  ----------     ----------  ----------
Weighted average number of Ordinary Shares used in
   diluted earnings per share calculations........................  50,754,192  50,754,192     51,093,534  50,754,192
                                                                    ----------  ----------     ----------  ----------
                                                                    ----------  ----------     ----------  ----------
Diluted earnings (loss) per share:
Continuing operations.............................................   $   (0.13)  $   (0.18)     $   (0.03)  $   (0.85)
Discontinued operations...........................................           -       (0.81)          0.19       (2.88)
                                                                    ----------  ----------     ----------  ----------
                                                                     $   (0.13)  $   (0.99)     $    0.16   $   (3.73)
                                                                    ----------  ----------     ----------  ----------
                                                                    ----------  ----------     ----------  ----------
Diluted earnings (loss) per ADS:
Continuing operations.............................................   $   (1.25)  $   (1.76)     $   (0.35)  $   (8.46)
Discontinued operations...........................................           -       (8.12)          1.95      (28.89)
                                                                    ----------  ----------     ----------  ----------
                                                                     $   (1.25)  $   (9.88)     $    1.60   $  (37.35)
                                                                    ----------  ----------     ----------  ----------
                                                                    ----------  ----------     ----------  ----------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

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

Fixed Maturity Securities

     An analysis of fixed maturity securities is as follows:


                                             September 30, 2003                             December 31, 2002
                                -------------------------------------------     ------------------------------------------
                                              Gross      Gross    Estimated                  Gross      Gross    Estimated
                                Amortized  Unrealized Unrealized     Fair       Amortized Unrealized Unrealized    Fair
                                   Cost       Gains     Losses      Value          Cost       Gains    Losses      Value
                                ----------  ---------  ---------  ---------     ---------  ---------  ---------  ---------
                                                                     (In thousands)
Available-for-Sale:
Non-U.S. corporate
  debt securities..........     $   12,882  $      18  $     (68) $  12,832     $  12,709  $     115  $      (9) $  12,815
Corporate debt securities .          6,567         52         (2)     6,617        17,772         90       (342)    17,520
                                ----------  ---------  ---------  ---------     ---------  ---------  ---------  ---------
Total fixed maturity securities $   19,449  $      70  $     (70) $  19,449     $  30,481  $     205  $    (351) $  30,335
                                ----------  ---------  ---------  ---------     ---------  ---------  ---------  ---------
                                ----------  ---------  ---------  ---------     ---------  ---------  ---------  ---------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Equity Securities

     Equity   securities  are  comprised  of   available-for-sale   and  trading
securities. An analysis of equity securities is as follows:

                                             September 30, 2003                             December 31, 2002
                                -------------------------------------------     ------------------------------------------
                                              Gross     Gross     Estimated                  Gross      Gross    Estimated
                                           Unrealized Unrealized    Fair                  Unrealized Unrealized     Fair
                                   Cost       Gains     Losses      Value         Cost       Gains     Losses      Value
                                ----------  ---------  ---------  ---------     ---------  ---------  ---------  ---------
                                                                 (In thousands)
Private corporate equity
  securities...............     $    5,106  $       -  $       -  $   5,106     $   8,980  $       -  $  (1,750) $   7,230
                                ----------  ---------  ---------  ---------     ---------  ---------  ---------  ---------

Total available-for-sale
  equity securities........          5,106          -          -      5,106         8,980          -     (1,750)     7,230

Trading securities.........          4,721      8,170       (223)    12,668        26,785      5,236    (15,516)    16,505
                                ----------  ---------  ---------  ---------     ---------  ---------  ---------  ---------
Total equity securities....     $    9,827  $   8,170   $   (223) $  17,774     $  35,765  $   5,236  $ (17,266) $  23,735
                                ----------  ---------  ---------  ---------     ---------  ---------  ---------  ---------
                                ----------  ---------  ---------  ---------     ---------  ---------  ---------  ---------

     Trading securities are carried at fair value with changes in net unrealized gains and losses of $(4,213,000), $(5,403,000), $18,226,000 and $(31,276,000)
included in the income and losses for the three and nine month periods ended September 30, 2003 and 2002, respectively.

Investment Concentration and Risk

     As of September 30, 2003, equity securities held by the Group included an investment in Packeteer, Inc. of $12.1 million, which represented more than ten percent of shareholders' equity as of that date.

     As of September 30, 2003, 100% of the Group's $19.4 million in fixed maturity securities, 99% of the Group's $5.1 million in available-for-sale private equity securities, and 77% of the Group's $12.7 million in trading securities were owned by the Company's Jersey based life insurance subsidiary, LPAL. LPAL is a regulated insurance company, and as such it must meet stringent capital adequacy requirements and no distributions may be made from it without the consent of LPAL's independent actuary. LPAL'S INVESTMENTS ARE THEREFORE NOT AVAILABLE TO FUND THE OPERATIONS OR COMMITMENTS OF THE COMPANY OR ITS OTHER SUBSIDIARIES.

Net Unrealized Gains (Losses) on Available-for-Sale Securities

     Net unrealized losses on fixed maturity securities classified as available-for-sale as of September 30, 2003 and December 31, 2002 totaled $0 and $146,000, respectively. There were no related deferred policy acquisition cost adjustments or income taxes.

     Net unrealized losses on equity securities classified as available-for-sale as of September 30, 2003 and December 31, 2002 totaled $0 and $1,750,000, respectively. There were no related income taxes.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     Changes in net unrealized gains and losses on available-for-sale securities included in other comprehensive income for the period ended September 30, 2003 were as follows:

                                                                                    Net Unrealized Gains (Losses)
                                                                                -------------------------------------
                                                                                  Fixed
                                                                                 Maturity     Equity
                                                                                Securities  Securities     Total
                                                                                ----------  ----------  ------------
                                                                                           (In thousands)

Net unrealized losses on available-for-sale securities as of
   December 31, 2002.........................................................     $   (146)   $ (1,750)   $ (1,896)

Changes during the nine month period ended September 30, 2003 for continuing operations:
   Unrealized holding gains and losses on available-for-sale securities......          (14)          -         (14)
   Reclassification adjustment for gains and losses included in net income...          160       1,750       1,910
                                                                                ----------  ----------  ----------
Net unrealized gains and losses on available-for-sale securities as of
   September 30, 2003........................................................     $      -    $      -    $      -
                                                                                ----------  ----------  ----------
                                                                                ----------  ----------  ----------

Realized Gains and Losses

     Information about gross and net realized gains and losses on securities transactions is as follows:

                                                                      Three Months Ended         Nine Months Ended
                                                                         September 30,             September 30,
                                                                    ----------------------     ----------------------
                                                                        2003        2002          2003        2002
                                                                    ----------  ----------     ----------  ----------
                                                                                      (In thousands)
Realized gains (losses) on securities transactions:
Fixed maturities, available-for-sale:
    Gross gains...................................................   $       -   $   1,767      $      43   $   1,770
    Gross losses..................................................           -      (1,858)          (286)     (4,679)
                                                                    ----------  ----------     ----------  ----------
Net realized losses on fixed maturities, available-for-sale.......           -         (91)          (243)     (2,909)
                                                                    ----------  ----------     ----------  ----------
Fixed maturities, held-to-maturity:
    Gross losses..................................................           -      (1,190)             -      (1,701)
                                                                    ----------  ----------     ----------  ----------
Equity securities, trading:
    Gross gains...................................................         485           -          4,363       3,841
    Gross losses..................................................           -        (784)       (15,237)       (851)
                                                                    ----------  ----------     ----------  ----------
Net realized gains (losses) on equity securities, trading.........         485        (784)       (10,874)      2,990
                                                                    ----------  ----------     ----------  ----------
Equity securities, available-for-sale:
    Gross losses..................................................      (1,324)          -         (3,871)       (120)
                                                                    ----------  ----------     ----------  ----------
Net realized investment losses on securities transactions.........   $    (839)  $  (2,065)     $ (14,988)  $  (1,740)
                                                                    ----------  ----------     ----------  ----------
                                                                    ----------  ----------     ----------  ----------

     During the three month period ended September 30, 2003, the Group's management determined that two private equity investments in technology companies were other-than-temporarily impaired and consequently recorded realized losses totaling $1.3 million in the unaudited condensed consolidated statements of income.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     During the nine month period ended September 30, 2003, the Group's management determined that three private equity investments in technology companies were other-than-temporarily impaired and consequently recorded realized losses totaling $3.9 million in the unaudited condensed consolidated statements of income.


Note 6.    Cash Held in Escrow

     Cash held in escrow as of September 30, 2003 consisted of the proceeds from the sale of LPA on June 5, 2003. Funds are due to be released with accrued interest in December 2004, less any amounts related to indemnification matters as set out in the sale agreement.


Note 7.    Other Assets

     An analysis of other assets is as follows:

                                                                                     September 30,    December 31,
                                                                                         2003            2002
                                                                                     -------------   -------------
                                                                                              (In thousands)

Property, equipment and leasehold improvements, net...............................     $       145     $       190
Prepayments.......................................................................             159             756
Receivables:
   Income tax refund receivable...................................................               -              61
   Fee income receivable..........................................................              22               -
   Allowance for doubtful accounts................................................              (7)              -
   Other receivables (1)..........................................................           1,018              42
   Due from brokers...............................................................               -             472
Other assets......................................................................               -              28
                                                                                     -------------   -------------
Total other assets................................................................     $     1,337     $     1,549
                                                                                     -------------   -------------
                                                                                     -------------   -------------

(1)      Includes $1.0 million holdback related to the sale of BCM.


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

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     As discussed in Note 1 "Material Events," on May 7, 2003, the Group completed the sale of BCM and received initial sale proceeds of $8.06 million. On May 8, 2003, the Company paid $7.75 million to the Bank of Scotland which reduced the Group's borrowings to zero and the amounts due under its guarantee obligations to $7.25 million.

     As discussed in Note 1 "Material Events," on June 5, 2003, the Group completed the sale of LPA and received initial sale proceeds of $6.95 million. On that same date, the Company paid $6.95 million to the Bank of Scotland which reduced the amounts due under its guarantee obligations to $0.3 million. On June 20, 2003, using its existing cash resources, the Company paid $0.3 million to the Bank of Scotland and the facility was reduced to zero and terminated.


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

     In October 2003, the California Franchise Tax Board ("FTB") notified the Group of proposed income tax assessments totaling $2.3 million plus interest related to the Group's 1998 and 1999 tax returns. The Group intends to file a protest with the FTB prior to the deadline of December 15, 2003. The Group's management believes, after consultation with its tax and legal advisors, that the actual income tax liability owed will not have a material adverse impact on the Group's financial position, results of operations or cash flows.

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

     Under its Memorandum and Articles of Association, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company maintains directors and officers liability insurance that limits the Company's exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of September 30, 2003.

     The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, clients and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the indemnified party as a result of the Company's activities. These indemnification provisions sometimes include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2003.


Note 10.   Business Segment and Geographical Information

     The Company's reportable operating segments are classified according to its remaining businesses of life insurance and annuities, and venture capital management.

     Due to the sales of BCM and LPA in 2003 (see Note 1 "Material Events"), the Company's asset management and financial advisory segments have been classified as discontinued operations as of December 31, 2002 and for the three and nine month periods ended September 30, 2003 and 2002. Due to the loss of control of LPLA in 2002 (see also Note 1 "Material Events"), the results of operations of LPLA for the three and nine month periods ended September 30, 2002 have been included in discontinued operations.

     Intercompany transfers between reportable operating segments are accounted for at prices which are designed to be representative of unaffiliated third party transactions.

     During the nine month periods ended September 30, 2003 and 2002, the venture capital management segment generated portfolio management fees from LPLA (discontinued operations) of $0 and $2,908,000, respectively. These portfolio management fees are included in the revenues of continuing operations and have not been eliminated in the unaudited condensed consolidated financial statements.

     The venture capital management segment recorded net realized investment losses in the amount of $31,368,000 during the first nine months of 2002 related to intersegmental investment sales to the life insurance and annuities segment. These net realized investment losses were offset by a corresponding reclassification adjustment in unrealized investment gains and losses on trading securities for the same amount. These gains and losses have been eliminated in the Company's unaudited condensed consolidated financial statements.

     Summary revenue and investment gain (loss) information by geographic segment, based on the domicile of the Group company generating those revenues, is as follows:

                                                                      Three Months Ended         Nine Months Ended
                                                                         September 30,             September 30,
                                                                    ----------------------     ----------------------
                                                                       2003        2002           2003        2002
                                                                    ----------  ----------     ----------  ----------
                                                                                     (In thousands)

Jersey............................................................   $  (3,624)  $    (669)     $     907   $  (8,086)
Guernsey..........................................................      (1,001)     (4,299)         3,794     (17,802)
United States.....................................................           8          71             35       2,894
                                                                    ----------  ----------     ----------  ----------
Consolidated revenues and net investment gains (losses)
    from continuing operations....................................   $  (4,617)  $  (4,897)     $   4,736   $ (22,994)
                                                                    ----------  ----------     ----------  ----------
                                                                    ----------  ----------     ----------  ----------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     Revenues and income (loss) before taxes for the Company's reportable operating segments included in continuing operations, based on management's internal reporting structure, were as follows:


                                                                      Three Months Ended         Nine Months Ended
                                                                         September 30,             September 30,
                                                                    ----------------------     ----------------------
                                                                       2003        2002           2003        2002
                                                                    ----------  ----------     ----------  ----------
                                                                                      (In thousands)
Revenues:
Life insurance and annuities (1)..................................    $ (3,628)   $    334       $  1,148    $ (5,851)
Venture capital management (2) ...................................      (1,002)     (5,352)         3,546     (17,669)
                                                                    ----------  ----------     ----------  ----------
                                                                        (4,630)     (5,018)         4,694     (23,520)
Reconciliation of segment amounts to consolidated amounts:
Interest income ..................................................          13         121             42         526
                                                                    ----------  ----------     ----------  ----------
Consolidated revenues and net investment gains (losses)
    for continuing operations.....................................    $ (4,617)   $ (4,897)      $  4,736    $(22,994)
                                                                    ----------  ----------     ----------  ----------
                                                                    ----------  ----------     ----------  ----------

Income (loss) from continuing operations before income taxes:
Life insurance and annuities (1)..................................    $ (4,329)   $ (3,125)      $ (1,082)   $(15,212)
Venture capital management (2) ...................................      (1,345)     (6,035)         2,723     (20,964)
                                                                    ----------  ----------     ----------  ----------
                                                                        (5,674)     (9,160)         1,641     (36,176)
Reconciliation of segment amounts to consolidated amounts:
Interest income...................................................          13         121             42         526
Corporate expenses................................................        (688)     (1,459)        (2,773)     (4,989)
Interest expense .................................................           -        (252)          (676)       (807)
                                                                    ----------  ----------     ----------------------
Consolidated loss from continuing operations before
    income taxes .................................................    $ (6,349)   $(10,750)      $ (1,766)   $(41,446)
                                                                    ----------  ----------     ----------  ----------
                                                                    ----------  ----------     ----------  ----------

(1)  Netted against the revenues (investment income) of the life insurance and annuities segment are management fees paid to BCM (discontinued operations) of $0 and $5,000 in the third quarters of 2003 and 2002, respectively, and $5,000 and $35,000 in the first nine months of 2003 and 2002, respectively.

(2)  Included in the revenues of  the venture  capital  management  segment are  management fees from LPLA  (discontinued
     operations) of $0 for both of the third quarters of 2003 and 2002, and $0 and $2,908,000 in the first nine months of
     2003 and 2002, respectively.

     During the first nine months of 2003, assets in the venture capital management segment decreased by $4,712,000 from $7,710,000 to $2,998,000, primarily due to the sale of $5,971,000 of trading securities, partially offset by an increase in unrealized gains on the remaining listed equity securities held in the trading account.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As used herein, the terms "registrant," "Company," "we," "us" and "our" refer to Berkeley Technology Limited. Except as the context otherwise requires, the term "Group" refers collectively to the registrant and its subsidiaries.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements, and the notes thereto, and the December 31, 2002 audited consolidated financial statements, and the notes thereto, included in our recent Annual Report on Form 10-K. The unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. This item should also be read in conjunction with the "Forward-Looking Statements and Factors That May Affect Future Results" which are set forth below and in our other filings with the SEC.

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

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Life Insurance and Annuities

     Certain information regarding our life insurance and annuities segment's results of operations (continuing operations only) is as follows:

                                                                      Three Months Ended         Nine Months Ended
                                                                         September 30,             September 30,
                                                                    ----------------------     ----------------------
                                                                       2003        2002           2003        2002
                                                                    ----------  ----------     ----------  ----------
                                                                                      (In thousands)
Revenues:
Investment income.................................................   $     420   $   1,243      $   1,450   $   5,436
Insurance policy charges .........................................           2       1,207              6       1,152
Net realized investment losses....................................      (1,313)    (65,586)       (37,486)    (73,512)
Change in net unrealized investment gains and losses on
    trading securities ...........................................      (2,737)     63,470         37,178      61,073
                                                                    ----------  ----------     ----------  ----------
Total revenues and net investment gains (losses)..................      (3,628)        334          1,148      (5,851)

Expenses:
Amounts credited on insurance policyholder accounts ..............         463       1,423          1,509       5,495
Amortization of deferred policy acquisition costs.................           -       1,689              -       2,952
General and administrative expenses ..............................         238         347            721         914
                                                                    ----------  ----------     ----------  ----------
Total expenses related to operations..............................         701       3,459          2,230       9,361
                                                                    ----------  ----------     ----------  ----------
Loss from continuing operations before income taxes ..............   $  (4,329)  $  (3,125)     $  (1,082)  $ (15,212)
                                                                    ----------  ----------     ----------  ----------
                                                                    ----------  ----------     ----------  ----------

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

        For further discussion, see the "Liquidity and Capital Resources" section below and Note 3 "Discontinued Operations" to the Unaudited condensed Consolidated Financial Statements in Part I, Item 1.

     On July 2, 2002, we announced that further declines in the value of LPLA's investment portfolio, due to persistent negative events in the equity and bond markets, continued to erode significantly the statutory capital of LPLA and that we were unsuccessful in concluding a transaction to enhance the capital of LPLA. As a consequence, LPLA discontinued the issuance of new policies as of July 2, 2002. Although the statutory capital of our Jersey insurance subsidiary, LPAL, was not affected by the adverse equity and bond markets to the same extent as the statutory capital of LPLA, we also announced on July 2, 2002 that LPAL would discontinue writing new policies effective immediately. The decision to discontinue the issuance of new policies through LPAL was made to avoid the increased capital requirements created by additional policyholder liabilities. Subsequent to this announcement and other announcements relating to the Company and LPLA, LPAL policy surrenders increased substantially. Approximately 79% of LPAL's policyholder liabilities as of June 30, 2002 had been surrendered or had matured as of September 30, 2003.

     Due to the events referred to above, LPAL plans to focus on managing the remaining block of policyholder liabilities. There are no plans currently to write new policies.

Third quarter of 2003 compared to third quarter of 2002

     In the third quarter of 2003, LPAL contributed a loss before income taxes of $4.3 million to our overall loss before income taxes, compared to a loss before income taxes of $3.1 million in the third quarter of 2002. Net realized investment losses in the third quarter of 2003 were $1.3 million compared to $65.6 million in the third quarter of 2002. The loss from the change in net unrealized investment gains and losses was $2.7 million in the third quarter of 2003, compared to a gain of $63.5 million in the third quarter of 2002. In the third quarter of 2003, the negative spread between investment income and amounts credited to policyholders improved by $0.1 million; policy surrender charge income decreased by $1.2 million; amortization of deferred policy acquisition costs ("DPAC") decreased by $1.7 million with the write-off of the DPAC asset in 2002; and general and administrative expenses decreased by $0.1 million, each as compared to the third quarter of 2002.

     LPAL did not generate any premiums during the third quarters of 2003 and 2002. LPAL discontinued selling new policies on July 2, 2002 as a result of the events described above.

     Interest and dividend income on investments was $0.4 million in the third quarter of 2003, compared with $1.2 million in the third quarter of 2002. This $0.8 million decrease was due primarily to a decline in the level of invested bonds and cash, consistent with the decline in policyholder liabilities which began in the third quarter of 2002.

     During the third quarter of 2003, $5.6 million of the $6.7 million in proceeds from bond maturities were used to meet policy maturities and redemptions. Following this reduction in bond investments, and further expected bond realizations and maturities required to meet policy maturities during the remaining three months of 2003, interest income is expected to decline to approximately $1.6 million for the full year 2003.

     Policyholder liabilities as of September 30, 2003 were $29.3 million of which $3.3 million is scheduled to mature during the remaining three months of 2003. These maturities are expected to be met by a combination of cash of approximately $11.2 million held at the beginning of October 2003 and bond maturities of approximately $4.4 million during the remaining three months of 2003. Excess cash will be reinvested in bonds to meet future policy redemptions and expenses as appropriate. If there are no significant redemptions, policyholder liabilities are projected to be approximately $26.4 million at the end of 2003. Assuming the reinvestment of excess cash in bonds, investment income should approximately equal the amount credited to policies, and operating expenses are expected to be approximately $1.0 million for the full year 2003. Net unrealized investment gains on LPAL's listed equity securities increased by $4.1 million during the month of October 2003.

        Net investment losses totaled $4.0 million in the third quarter of 2003, compared to net investment losses of $2.1 million in the third quarter of 2002. Net investment losses in the third quarter of 2003 were comprised of net realized investment losses of $1.3 million and $2.7 million of losses from the change in net realized gains and losses on the listed equity securities held in the trading portfolio. The trading portfolio decreased from $12.5 million as of June 30, 2003 to $9.7 million as of September 30, 2003 principally due to the decline in market value of our investment in Packeteer. The realized losses comprised an other-than-temporary impairment charge on one private equity security holding in our available-for-sale investment portfolio.

     Total invested assets (defined as total assets excluding DPAC and other assets) decreased to $46.3 million as of September 30, 2003, compared to $55.0 million as of June 30, 2003 primarily due to a decrease in the value of the trading portfolio and the bond maturities discussed above. On total average invested assets in the third quarter of 2003, the average annualized net return, including both realized and unrealized investment gains and losses, was -29.3%, compared with -1.8% in the third quarter of 2002.

     Policy surrender charge income decreased to $2,000 in the third quarter of 2003, from $1.2 million in the third quarter of 2002. Policy surrenders decreased significantly during 2003 due to the high volume of surrenders resulting from the events in 2002 as described above.

     Amounts credited on policyholder accounts decreased by $0.9 million in the third quarter of 2003 to $0.5 million, compared with $1.4 million in the third quarter of 2002. This decrease was due primarily to substantial increases in policyholder surrenders during the second half of 2002 combined with policy maturities in the second and third quarters of 2003. The average rate credited to policyholders was 5.8% in the third quarter of 2003, compared with 5.6% in the third quarter of 2002.

     There was no DPAC amortization in the third quarter of 2003 due to the acceleration of DPAC amortization to fully write-off DPAC as of September 30, 2002. The reasons for the write-off in 2002 were the discontinuance of new business at the beginning of the third quarter of 2002 and the lack of interest spread on the remaining block of business.

     General and administrative expenses decreased by $0.1 million to $0.2 million in the third quarter of 2003, compared with the third quarter of 2002 due to decreases in staff compensation, back office and marketing expenses.

First nine months of 2003 compared to first nine months of 2002

     In the first nine months of 2003, LPAL contributed a loss before income taxes of $1.1 million to our overall income before income taxes, compared to a loss before income taxes of $15.2 million in the first nine months of 2002. Net realized investment losses in the first nine months of 2003 were $37.5 million compared to $73.5 million in the first nine months of 2002. The gain from the change in net unrealized investment gains and losses was $37.2 million in the first nine months of 2003, compared to $61.1 million in the first nine months of 2002. In the first nine months of 2003, the spread between investment income and amounts credited to policyholders remained flat; policy surrender charge income decreased by $1.2 million; amortization of DPAC decreased by $3.0 million with the write-off of the DPAC asset in 2002; and general and administrative expenses decreased by $0.2 million, each as compared to the first nine months of 2002.

     LPAL did not generate any premiums during the first nine months of 2003, compared to $6.5 million of premiums during the first nine months of 2002. LPAL discontinued selling new policies on July 2, 2002 as a result of the events described above.

     Interest and dividend income on investments was $1.5 million in the first nine months of 2003, compared with $5.4 million in the first nine months of 2002. This $3.9 million decrease was due primarily to a decline in the level of invested bonds and cash, consistent with the decline in policyholder liabilities which began in the third quarter of 2002.

        Net investment losses totaled $0.3 million in the first nine months of 2003, compared to net investment losses of $12.4 million in the first nine months of 2002. Net investment losses in the first nine months of 2003 were comprised of net realized investment losses of $37.5 million and $37.2 million in gains from the change in net realized gains and losses on the listed equity securities held in the trading portfolio. The trading portfolio increased from $8.9 million as of December 31, 2002 to $9.7 million as of September 30, 2003. LPAL sold certain trading positions during the first nine months of 2003, which resulted in net realized losses of $20.8 million based on an aggregate original cost of $23.7 million and one of LPAL's trading positions was acquired by a larger listed company, in exchange for $0.6 million of stock in the acquiring company, which resulted in a realized loss of $12.8 million based on an original cost of $13.4 million. These disposals represented shares held in companies that had completed initial public offerings of their securities. These realized losses were increased by other-than-temporary impairment charges totaling $3.9 million on two private equity security holdings in our available-for-sale investment portfolio.

     Total invested assets decreased to $46.3 million as of September 30, 2003, compared to $51.6 million as of December 31, 2002 primarily due to bond sales and maturities during the period, partly offset by increases in the value of the trading portfolio. On total average invested assets in the first nine months of 2003, the average annualized net return, including both realized and unrealized investment gains and losses, was 3.0% compared with -6.6% in the first nine months of 2002.

     Policy surrender charge income decreased to $6,000 in the first nine months of 2003, from $1.2 million in the first nine months of 2002. Policy surrenders decreased significantly during 2003 after the high volume of surrenders during the second half of 2002.

     Amounts credited on policyholder accounts decreased by $4.0 million in the first nine months of 2003 to $1.5 million, compared with $5.5 million in the first nine months of 2002. This decrease was due primarily to substantial increases in policyholder surrenders during the second half of 2002 combined with policy maturities in the second and third quarters of 2003. The average rate credited to policyholders was 5.9% in the first nine months of 2003, compared with 6.2% in the first nine months of 2002.

     There was no DPAC amortization in the first nine months of 2003, due to the acceleration of DPAC amortization to fully write-off DPAC as of September 30, 2002, as explained above.

     General and administrative expenses decreased by $0.2 million to $0.7 million in the first nine months of 2003, compared with the first nine months of 2002 due to decreases in staff compensation, marketing and back office expenses.

Venture Capital Management

     Certain information regarding our venture capital management segment's results of operations is as follows:

                                                                      Three Months Ended         Nine Months Ended
                                                                         September 30,             September 30,
                                                                    ----------------------     ----------------------
                                                                        2003        2002        2003        2002
                                                                    ----------  ----------     ----------  ----------
                                                                                     (In thousands)
Revenues:
Management fees...................................................   $       -   $       -      $       -   $   2,908
Net realized investment gains (losses) (1)........................         473      (1,190)        (2,626)    (33,188)
Change in net unrealized investment gains and losses on
    trading securities (1)........................................      (1,475)     (4,162)         6,172      12,611
                                                                    ----------  ----------     ----------  ----------
Total revenues and net investment gains (losses)..................      (1,002)     (5,352)         3,546     (17,669)
Operating expenses................................................         343         683            823       3,295
                                                                    ----------  ----------     ----------  ----------
Income (loss) before income taxes.................................   $  (1,345)  $  (6,035)     $   2,723   $ (20,964)
                                                                    ----------  ----------     ----------  ----------
                                                                    ----------  ----------     ----------  ----------

(1) Net  realized  investment losses in the amounts of $0 and $31,368,000  were  recorded  in the first  quarters  of
    2003 and 2002, respectively,  by the venture capital  management  segment, related to intersegmental investment sales to the life insurance and annuities segment. These net realized investment losses were offset by a corresponding reclassification adjustment in unrealized investment  gains and losses on  trading  securities  for the same  amount.
    These gains and losses  have been eliminated in our unaudited condensed consolidated financial statements.

Third quarter of 2003 compared to third quarter of 2002

     In the third quarter of 2003, the venture capital management segment realized a loss before income taxes of $1.3 million, compared to a loss before income taxes of $6.0 million in the third quarter of 2002. These losses were attributable primarily to net realized and unrealized investment gains and losses on listed equity securities. These positions in listed equity securities resulted from privately held technology companies, in which the venture capital management segment had an equity interest, completing initial public offerings or being acquired by publicly traded companies in stock-for-stock acquisitions.

     The change in net unrealized gains and losses in the listed equity trading portfolio during the third quarter of 2003 was a loss of $1.5 million and net realized gains were $0.5 million. The trading portfolio decreased from $4.6 million as of June 30, 2003 to $3.0 million as of September 30, 2003. We sold certain trading positions during the third quarter of 2003, which resulted in net realized gains of $0.5 million based on an aggregate original cost of $0.2 million. These realized gains were partially offset by an other-than-temporary impairment write-down of $12,000 on a private equity investment.

     We expect significant fluctuations in net unrealized gains and losses in the listed equity trading portfolio in future periods, reflecting continued equity market volatility, especially in the technology sector.

     Operating expenses in the third quarter of 2003 totaled $0.3 million, compared to $0.7 million in the third quarter of 2002. This decrease was attributable primarily to lower staff costs, reflecting the reduction in business and staffing during the second half of 2002.

     BICC is seeking to redevelop its venture capital business. BICC's business relationships are extensive among Silicon Valley companies seeking later stage capital and in the investor community globally. The venture capital industry continues to face a difficult environment in 2003. The operating results for this business segment, and for the Group as a whole, for the fourth quarter of 2003 and for 2004 will be largely driven by portfolio performance in uncertain market conditions.

First nine months of 2003 compared to first nine months of 2002

     In the first nine months of 2003, the venture capital management segment contributed income before income taxes of $2.7 million, compared to a loss before income taxes of $21.0 million in the first nine months of 2002. The income and loss in those periods, respectively, was attributable primarily to net realized and unrealized investment gains and losses on listed equity securities. These positions in listed equity securities resulted from privately held technology companies, in which the venture capital management segment had an equity interest, completing initial public offerings or being acquired by publicly traded companies in stock-for-stock acquisitions.

     The change in net unrealized gains and losses in the listed equity trading portfolio during the first nine months of 2003 was a gain of $6.2 million, which was partially offset by net realized losses of $2.6 million. The trading portfolio decreased from $7.6 million as of December 31, 2002 to $3.0 million as of September 30, 2003. We sold certain trading positions during the first nine months of 2003, which resulted in net realized losses of $2.4 million based on an aggregate original cost of $10.9 million. These realized losses were increased by other-than-temporary impairment write-downs totaling $0.2 million on two private investments relating to the guarantees as discussed in Note 8 "Notes Payable" to the Unaudited Condensed Consolidated Financial Statements and an $12,000 impairment charge on another private equity security. All intersegmental investment gains and losses, other than those arising from sales to LPLA (discontinued operations), have been eliminated in our unaudited condensed consolidated statements of income.

     The venture capital management segment earned portfolio management fees from LPLA of $2.9 million in the first nine months of 2002. Due to the events described above in the section entitled "Life Insurance and Annuities," BICC has not received fees from the management of LPLA's investment portfolio since that time.

     Operating expenses in the first nine months of 2003 were $0.8 million, compared to $3.3 million in the first nine months of 2002. The $2.5 million decrease was attributable primarily to lower staff costs, reflecting the reduction in business and staffing during the second half of 2002.

Corporate and Other

Third quarter of 2003 compared to third quarter of 2002

     Corporate expenses decreased by $0.8 million to $0.7 million in the third quarter of 2003, as compared to $1.5 million in the third quarter of 2002. This decrease was primarily due to decreases in staff compensation, bank facility costs, legal fees and audit fees.

     Interest income earned by us and our subsidiaries (excluding the life insurance and annuities segment) decreased by $0.1 million to $13,000 in the third quarter of 2003 as compared with the third quarter of 2002, primarily due to the decrease in cash and cash equivalents held by us, as well as lower interest rates. Excluding the life insurance and annuities segment, we incurred no interest expense in the third quarter of 2003, as compared to $0.3 million in the third quarter of 2002. We fully repaid our bank borrowings during the second quarter of 2003. A discussion of our sources and uses of cash is discussed in "Liquidity and Capital Resources" below.

First nine months of 2003 compared to first nine months of 2002

     Corporate expenses decreased by $2.2 million to $2.8 million in the first nine months of 2003, as compared to $5.0 million for the first nine months of 2002. This decrease was primarily due to decreases in staff compensation and bank facility costs, partially offset by higher directors and officers insurance costs.

     Interest income earned by us and our subsidiaries (excluding the life insurance and annuities segment) decreased by $0.5 million to $42,000 in the first nine months of 2003 as compared with the first nine months of 2002, primarily due to the decrease in cash and cash equivalents held by us, as well as lower interest rates. Interest expense incurred by us and our subsidiaries (excluding the life insurance and annuities segment) decreased by $0.1 million to $0.7 million in the first nine months of 2003 as compared with the first nine months of 2002 due to the impact of lower bank borrowings which was largely offset by the accelerated amortization of bank facility costs (restructuring fees and the value of warrants issued to the Bank of Scotland) in the second quarter of 2003, resulting from the early repayment of the bank facility. A discussion of our sources and uses of cash is discussed in "Liquidity and Capital Resources" below.

Consolidated Income (Loss) from Continuing Operations Before Income Taxes

Third quarter of 2003 compared to third quarter of 2002

     Our consolidated loss from continuing operations before income taxes was $6.3 million in the third quarter of 2003, compared to a loss of $10.8 million in the third quarter of 2002. This $4.5 million improvement was primarily due to net realized and unrealized investment losses of $5.1 million in the third quarter of 2003, compared to net realized and unrealized investment losses of $7.5 million in the third quarter of 2002, together with a reduction of $1.2 million in operating expenses.

     Consolidated income before income taxes for the fourth quarter of 2003 and future years may be volatile due to our holdings of listed equity securities primarily in the technology sector, which are marked to market with changes in their market value recognized in the income statement for each period. Other-than-temporary impairments of our private equity securities primarily in the technology sector could also affect our consolidated income before income taxes in future periods. For more information on the possible effects of volatility in the prices of equity securities, see Item 3 "Quantitative and Qualitative Disclosures About Market Risk" below.

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

First nine months of 2003 compared to first nine months of 2002

     Our consolidated loss from continuing operations before income taxes was $1.8 million in the first nine months of 2003, compared to a loss of $41.4 million in the first nine months of 2002. This substantial improvement was primarily due to net realized and unrealized investment gains of $3.2 million in the first nine months of 2003, compared to net realized and unrealized investment losses of $33.0 million in the first nine months of 2002, together with a reduction of $4.9 million in operating expenses.

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

Third quarter of 2003 compared to third quarter of 2002 (continuing operations)

     On losses from continuing operations before income taxes of $6.3 million for the third quarter of 2003, we had an income tax benefit of $3,000. This low level of tax benefit was primarily due to the $6.0 million of losses contributed by our Jersey and Guernsey operations during the period, which primarily consisted of net realized and unrealized investment losses for which no tax benefits will be realized.

First nine months of 2003 compared to first nine months of 2002
  (continuing operations)

     On losses from continuing operations before income taxes of $1.8 million for the first nine months of 2003, we realized income tax expense of $9,000. Although, $1.1 million of the $1.8 million in losses were contributed by our U.S. subsidiaries during the period, we did not recognize any U.S. tax benefits, due to the 100% valuation allowances that we have provided for all deferred tax assets. The remaining losses were contributed by our Jersey and Guernsey operations during the period for which no tax benefits are available.

Third quarter and first nine months of 2003(disposal of discontinued operations)

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

Discontinued Operations

Third quarter of 2003 compared to third quarter of 2002

     There were no results to report for discontinued operations in the third quarter of 2003, as we completed the sales of BCM and LPA in the second quarter of 2003 and we lost management control over LPLA in the third quarter of 2002. For further information, see Note 3 "Discontinued Operations" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1.

     The $2.7 million loss from discontinued operations net of income taxes for the third quarter of 2002 resulted from LPA's after-tax loss of $2.5 million and BCM's after-tax loss of $0.2 million. The $38.5 million loss on disposal of discontinued operations for the third quarter of 2002 resulted from the loss of control of LPLA.

First nine months of 2003 compared to first nine months of 2002

     Our consolidated income statement for the first nine months of 2003 includes the results of discontinued operations for the first four months of 2003, in the case of BCM, and for the first five months of 2003, in the case of LPA. Our consolidated income statement for the first nine months of 2002 includes the results of discontinued operations for the first six months of 2002, in the case of LPLA, and for the first nine months of 2002 for both BCM and LPA. Therefore, the results for the first nine months of 2003 are not directly comparable to the results for the first nine months of 2002.

     The following summarizes the components of the results of discontinued operations:

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                     -----------------------------
                                                                                         2003            2002
                                                                                     -------------   -------------

LPA operating loss after income taxes...............................................   $    (1,724)     $   (3,562)
BCM operating income (loss) after income taxes......................................           (34)            266
LPLA operating loss after income taxes..............................................             -        (104,762)
                                                                                     -------------   -------------
Total loss from discontinued operations after income taxes..........................   $    (1,758)     $ (108,058)
                                                                                     -------------   -------------
                                                                                     -------------   -------------

LPA gain on disposal after income taxes.............................................   $     3,736      $        -
BCM gain on disposal after income taxes.............................................         7,949               -
LPLA loss on disposal after income taxes............................................             -         (38,532)
                                                                                     -------------   -------------
Total gain (loss) on disposal of discontinued operations after income taxes.........   $    11,685      $  (38,532)
                                                                                     -------------   -------------
                                                                                     -------------   -------------

     For further information, see Note 3 "Discontinued Operations" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1.


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

Consolidation, Deconsolidation and Reporting of Discontinued Operations

     Our unaudited condensed consolidated financial statements include the accounts of the Company, its subsidiaries (with the exception of LPLA which was deconsolidated during 2002, and BCM and LPA which were deconsolidated during the first half of 2003, as discussed below), the Employee Share Option Trust and the Agent Loyalty Opportunity Trust (collectively, the "Group"). Significant subsidiaries included in the continuing operations of the Group and discussed in this report include London Pacific Assurance Limited and Berkeley International Capital Corporation. All intercompany transactions and balances are eliminated in consolidation except for intercompany transactions between continuing and discontinued operations principally related to investment management fees from LPLA (the discontinued operations) to the continuing operations. Our unaudited condensed consolidated balance sheet is presented in an unclassified format as the majority of the Group's assets relate to its continuing life insurance and annuities business.

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


Liquidity and Capital Resources

     Our cash and cash equivalents increased during the first nine months of 2003 by $6.1 million to $21.4 million, WHICH INCLUDES $11.2 MILLION HELD BY LPAL WHICH IS NOT AVAILABLE TO FUND THE OPERATIONS OR COMMITMENTS OF THE COMPANY OR ITS OTHER SUBSIDIARIES. (LPAL is a regulated insurance company, and as such it must meet stringent capital adequacy requirements and no distributions may be made from it without the consent of LPAL's independent actuary.) This increase in cash and cash equivalents resulted from $15.9 million and $8.3 million of cash provided by investing activities and operating activities, respectively, partially offset by $17.9 million of cash used in financing activities. Cash provided by investing activities primarily related to the disposals of BCM and LPA, and to the sale of corporate bonds by LPAL, partially offset by the payment of guarantee obligations under the bank facility. Cash provided by operating activities primarily resulted from the sale of trading securities. Cash used in financing activities related to the repayment of bank borrowings, as well as insurance policyholder benefits paid by LPAL. As of September 30, 2003, our cash and cash equivalents, excluding the amount held by LPAL, amounted to $10.2 million, a decrease of $1.3 million from December 31, 2002. Excluding LPAL's investments, we also held $3.0 million of listed equity securities which could be sold within a short period of time as of September 30, 2003, compared to $7.7 million as of December 31, 2002.

     Shareholders' equity increased during the first nine months of 2003 by $10.4 million from $21.5 million at December 31, 2002 to $31.9 million at September 30, 2003, primarily due to net income for the period of $8.2 million, in addition to the positive change in unrealized gains and losses on available-for-sale securities of $1.9 million included in accumulated other comprehensive loss. As of September 30, 2003 and December 31, 2002, $63.6 million of our Ordinary Shares, at cost, held by the employee benefit trusts have been netted against shareholders' equity.

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

     During 2002, LPLA paid investment management fees to our asset management and venture capital management segments totaling $3.6 million. Due to the loss of control of LPLA as more fully described in Note 1 and Note 3 to the Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I, we no longer manage LPLA's portfolio of public corporate bonds and private equity and debt investments and no longer receive investment management fees for these services.

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

     On July 2, 2002, we announced that LPAL discontinued issuing new policies. Subsequent to this announcement and other announcements relating to the Group and LPLA, LPAL policy surrenders substantially increased. Approximately 79% of LPAL's $140.2 million policyholder liabilities as of June 30, 2002 had been surrendered or had matured as of September 30, 2003. Policy surrenders and maturities for the first nine months of 2003 totaled $8.6 million. We do not expect significant surrender activity during the fourth quarter of 2003; however, approximately $3.3 million of policyholder liabilities are scheduled to mature during the remaining three months of 2003. These maturities are expected to be met by a combination of cash held as of September 30, 2003 of $11.2 million and the proceeds from maturing bonds which are estimated to be $4.4 million during the remaining three months of 2003. Assuming the reinvestment of excess cash in bonds, investment income should approximately equal the amount credited to policies during the fourth quarter of 2003.

     During the first nine months of 2003, LPAL continued to service its policyholders. Policyholder liabilities for LPAL fell by $6.1 million during the first nine months of 2003 from $35.4 million as of December 31, 2002 to $29.3 million as of September 30, 2003. As of September 30, 2003, LPAL's corporate bonds, cash and accrued interest totaled $31.4 million, listed equity securities were $9.7 million and the book value of private equity securities was $5.1 million. Due to the weakened economic environment, in February 2003, the Jersey Financial Services Commission ("JFSC") amended LPAL's insurance permit such that private equity investments are no longer approved assets. Therefore, declines in the market value of LPAL's listed equity securities, which totaled $9.7 million as of September 30, 2003, could have a significant impact on LPAL's statutory capital level.

     As of September 30, 2003, we had no material  commitments  outstanding  for
capital   expenditures  or  additional  funding  for  private  equity  portfolio companies.

     As discussed above, we have fully repaid our bank borrowings and our guarantee obligations have been satisfied, and as of September 30, 2003, we had $10.2 million of cash and cash equivalents, excluding cash held by our life insurance and annuities segment. We believe that this cash balance is sufficient to fund our operations (venture capital and corporate activities) over at least the next 12 months. We also expect to receive additional cash consideration of $1.0 million related to the sale of BCM at the end of 2003 and, in addition, $1.0 million in cash out of escrow at the end of 2004 related to the sale of LPA, as discussed in Note 1 and Note 6 to the Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I.


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

     For LPAL's business, the amount of policyholder liabilities is unaffected by changes in interest rates. Given the existing policy and bond maturity profiles, and that bonds will generally be held to maturity and early policy redemptions are protected by a market value adjustment and surrender penalty, the bonds and policies carry no interest rate risk. Interest income earned on excess cash is expected to be approximately $0.1 million during the fourth quarter of 2003. For each 100 basis point move in market interest rates this amount will vary by approximately $121,000 per annum.

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

     If the fair value of our listed equities as of September 30, 2003 and December 31, 2002, which totaled $12.7 million and $16.5 million, respectively, had abruptly increased or decreased by 50%, the fair value of the listed equity portfolio would have increased or decreased by $6.4 million and $8.3 million, respectively. The largest of these listed equities represented $12.1 million and $11.4 million of the total as of September 30, 2003 and December 31, 2002, respectively. If the fair value of the largest listed equity had abruptly increased or decreased by 50%, its fair value would have increased or decreased by $6.1 million and $5.7 million, respectively.

     Our listed equity securities represent investments that were originally made as private equity investments in companies that subsequently completed an initial public offering. The performance of these listed equity securities can be highly volatile, however they are monitored daily and we seek to sell them over a period of time.

     As of September 30, 2003, we held $5.1 million in private corporate equity securities primarily in technology companies for which liquid markets do not exist. Private equity prices do not fluctuate directly with public equity markets, but significant market movements may trigger a review for other-than-temporary adjustment of the carrying values of our private equity securities. The risks inherent in these private equity investments relate primarily to the viability of the investee companies. We try to mitigate these risks in various ways including performing extensive due diligence prior to making an investment, and regularly reviewing the progress of the investee companies.


Item 4.   CONTROLS AND PROCEDURES

     The Company's management evaluated, with the participation of the Company's chief executive officer and chief financial officer, the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")), as of September 30, 2003. Based on their evaluation, the Company's chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures were effective as of September 30, 2003.

     There has been no change in the Company's internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the Company's fiscal quarter ended September 30, 2003, that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.


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



(b)    REPORTS ON FORM 8-K:

       We filed one current report on Form 8-K during the third quarter of 2003 as follows:

        (1) The Form 8-K filed on August 6, 2003 announcing our financial results for the quarter ended June 30, 2003.

                                    SIGNATURE


      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  BERKELEY TECHNOLOGY LIMITED
                                  (Registrant)

Date:  November 14, 2003          By:    /s/  Ian K. Whitehead

                                         Ian K. Whitehead
                                         Chief Financial Officer

                                  (Principal Financial and Accounting Officer and Duly Authorized Officer of the Registrant)

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

               EXHIBIT INDEX FOR THE QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

Exhibit
Number  Description
------- -----------------

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