Form 10-K
period 2003-12-31
BERKELEY TECHNOLOGY LTD
filed 2004-03-10
CIK 891377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ____________________

                                    FORM 10-K
(Mark One)
/x/            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2003

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

                                                      Name of each exchange on
            Title of each class                           which registered
      American Depositary Shares, each                          None
     representing ten Ordinary Shares of
          $0.05 par value per share
 Ordinary Shares of $0.05 par value per share*

*Not for trading, but only in connection with the registration of American Depositary Shares, pursuant to the requirements of the Securities and Exchange Commission.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ |X|] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information
statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ |X|]

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [ |X|]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the Ordinary Shares on June 30, 2003 as reported on the London Stock Exchange (using an exchange rate of (pound)1.00 = $1.65) was $6,443,975. Ordinary Shares held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Ordinary Shares have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination is not necessarily conclusive that these persons are affiliates of the registrant.

     As of February 27, 2004, the registrant had outstanding 64,439,073 Ordinary Shares, $0.05 par value per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's definitive proxy statement for its Annual General Meeting of Shareholders to be held on August 4, 2004, is incorporated by reference in
Part III of this Form 10-K.


                                TABLE OF CONTENTS

                                      PART I                                                           Page

Item 1.    Business ..................................................................................    1
Item 2.    Properties ................................................................................    6
Item 3.    Legal Proceedings .........................................................................    6
Item 4.    Submission of Matters to a Vote of Security Holders .......................................    6


                                     PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
               of Equity Securities...................................................................    7
Item 6.    Selected Financial Data ...................................................................   11
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations .....   12
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk ................................   25
Item 8.    Financial Statements and Supplementary Data ...............................................   27
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ......   74
Item 9A.   Controls and Procedures....................................................................   74


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant ........................................   75
Item 11.   Executive Compensation ....................................................................   75
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related
               Stockholder Matters....................................................................   75
Item 13.   Certain Relationships and Related Transactions ............................................   76
Item 14.   Principal Accountant Fees and Services.....................................................   76


                                     PART IV

Item 15.   Exhibits, Financial Statement Schedules and Reports on Form 8-K ...........................   76

Signatures ...........................................................................................   87
Exhibit Index ........................................................................................   88

     As used herein, the terms "registrant," "Company," "we," "us" and "our" refer to Berkeley Technology Limited (formerly London Pacific Group Limited). Except as the context otherwise requires, the term "Group" refers collectively to the registrant and its subsidiaries.

Forward-Looking Statements and Factors That May Affect Future Results

     Statements contained in this Annual Report on Form 10-K that are not historical facts, including, but not limited to, statements found in Item 1 "Business," Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 7A "Quantitative and Qualitative Disclosures About Market Risk," are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management's current beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "goals," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Future outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future developments or otherwise.


                                     PART I

Item 1.    BUSINESS

OVERVIEW

     We are a financial services company based in Jersey, Channel Islands, specializing in venture capital and consulting.

     We evolved from a financial consulting business, The Berkeley Consulting Group, formed in 1977. That business focused on financial consulting services and venture capital finance for U.S. high technology companies from non-U.S. institutional financing sources. The Company was incorporated in 1985 in Jersey, Channel Islands. We obtained a listing on the London Stock Exchange ("LSE") in that same year and our Ordinary Shares currently trade under the symbol "BEK.L." Since 1985, we grew with the establishment of life insurance and annuity businesses in both the U.S. and Jersey, and through acquisitions in the financial advisory services and asset management areas. In 2002, we lost management control of the U.S. life insurance business due to the dilution in the level of the life insurance company's capital arising from bond and equity losses in poor market conditions. We continue to service the policyholders of London Pacific Assurance Limited ("LPAL") in Jersey, but new policies were not sold in 2003 to avoid the capital requirements related to the sales of new policies. In 2003, we sold two of our operating businesses: Berkeley Capital Management ("BCM"), a U.S. based asset management company; and London Pacific Advisory Services, Inc. and its affiliates ("LPA"), a U.S. based online investment consulting service. We now focus on our venture capital business. We are working with North American private technology companies that are looking to grow their businesses and to expand their investor base overseas, primarily in Europe and Japan.

     American Depositary Receipts ("ADRs") representing our Ordinary Shares began trading in the U.S. market in 1992. We obtained a listing on The Nasdaq Stock Market SM in 1993 and in November 1999 migrated to the New York Stock Exchange ("NYSE") where our ADRs traded under the symbol "LDP." During 2002, our ADR price fell below the minimum required by the NYSE; consequently, our ADRs were withdrawn from listing and registration on the NYSE. Our shares currently trade on the Over-the-Counter ("OTC") Bulletin Board under the symbol "BKLYY.PK."

     During the first quarter of 2000, we completed a four-for-one split of our American Depositary Shares ("ADSs"). Effective from the close of business on March 23, 2000, each ADS, evidenced by an ADR, equaled one Ordinary Share. During the second quarter of 2002, we completed a one-for-ten reverse split of our ADSs. Effective from the opening of business on June 24, 2002, each ADS represents ten Ordinary Shares.

     We currently have offices in Jersey (Channel Islands) and San Francisco, California.

BUSINESS SEGMENTS

     We currently have two business segments that we operate through our subsidiaries: life insurance and annuities, and venture capital and consulting. Our principal operating subsidiaries, by business segment and location, are set forth below:

      Principal Subsidiaries                     Business Segment                  Location
------------------------------------------       -------------------------         -------------------------

London Pacific Assurance Limited                 Life insurance and annuities      Jersey, Channel Islands
Berkeley International Capital Corporation       Venture capital and consulting    San Francisco, California
Berkeley International Capital Limited           Venture capital                   Guernsey, Channel Islands

     See the "Overview" section above for a description of the main changes to our business segments. We used the proceeds received at the closing of the sales of BCM and LPA to repay our bank facility which was due and payable during the course of 2003.

     See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations by Business Segment" and Note 21 to the Consolidated Financial Statements in Item 8 of this Form 10-K for a summary of our financial information by business segment and geographical location.

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

London Pacific Assurance Limited

     Formed in 1999, our Jersey, Channel Islands insurance subsidiary, LPAL, has principally been engaged in marketing and servicing investment oriented insurance products. LPAL sold Sterling, U.S. dollar and Euro guaranteed return bonds in its home market of Jersey, Channel Islands, and in the U.K., Guernsey, Isle of Man and other permitted jurisdictions. The products guarantee both capital and yield for the duration of the investment period, which are typically three or five years. From LPAL's start of operations in the first quarter of 2000 through the end of June 2002, LPAL generated premiums totaling $135.0 million. LPAL generated sales directly to the public and through financial intermediaries in the Channel Islands, U.K., Isle of Man and other international locations.

     On July 2, 2002, we announced that LPAL would discontinue writing new policies effective immediately. The decision to discontinue the issuance of policies was made to avoid the increased capital requirements created by additional policyholder liabilities. Subsequent to this announcement and other announcements relating to the Company and LPLA, LPAL policy surrenders increased substantially. The number of policyholders fell from 2,603 at June 30, 2002 to 684 at December 31, 2003. The primary financial impact of the high level of surrenders has been the reduction in the level of capital required to support the policyholder liabilities.

     LPAL has over 200 sales agreements in place with financial intermediaries, giving the company access to a large number of independent financial advisers ("IFAs") throughout the U.K. and the Channel Islands. However, if LPAL's management decides to sell policies in the future, it is not clear how many IFAs in the network will sell LPAL policies again due to the negative announcements regarding LPLA in the U.S. Inevitably, the high level of surrenders and the discontinuation of policy issuances will also have a negative impact on this segment. Policy administration, previously handled for a fee by LPLA in Raleigh, North Carolina, was transferred to our Jersey office in July 2003.

Investment Portfolio

     In turbulent market conditions, LPAL's portfolio strategy has sought to match the level of policyholder liabilities with corporate bonds and cash. On
December 31, 2003, policyholder liabilities amounted to $28.1 million and the market value of LPAL's corporate bonds, cash, accrued interest and amounts due from brokers amounted to $30.2 million. In addition, LPAL's portfolio included listed equities valued at $13.5 million and private equities valued at $4.2 million at December 31, 2003.

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

Venture Capital and Consulting

     Berkeley International Capital Corporation ("BICC") and Berkeley International Capital Limited ("BICL") comprise our venture capital and consulting business. In recent years, our venture capital subsidiaries have focused primarily on U.S. high technology companies, with investments generally ranging from $5 million to $25 million.

     Subsequent to the rehabilitation proceedings involving LPLA in August 2002, we have not made any venture capital investments. However, we are presently developing a new venture capital investment strategy. Some progress has been made at BICC in advising a small number of North American technology companies which is the first step towards taking principal positions selectively in technology companies.

Berkeley International Capital Corporation

     BICC is primarily responsible for our activities in the venture capital area. Currently, this involves working with North American private technology companies that are looking to grow their businesses and to expand their investor base overseas, primarily in Europe and Japan. We advise on overseas operations, assist in locating investment capital and occasionally will take principal positions where the case is compelling and the timeframe for realization could be relatively short.

     Typically, BICC seeks a retainer (monthly or upfront depending on the nature of the assignment) from its U.S. private technology company clients for its consulting work, and a "success fee" upon the successful conclusion of its assignment. The consulting work may involve assistance in the preparation of a business plan; market research; strategy development; identification of investor prospects; introductory meetings with prospective customers or investors; and assistance in the implementation of the chosen strategy or transaction.

     BICC provides its services currently to a small number of clients, and is in discussions with additional prospects. As an example of its work, BICC has been engaged by a North American telecommunications company to develop a business strategy for penetration of the Western and Central/Eastern European markets. This engagement has involved detailed market and prospect research, preparation of a business plan and meetings with potential clients that may lead to substantial business for the client company. Another example of BICC's work is an engagement involving the preparation of a business plan, reviewing financing structures and introducing investors who could finance a major European research and development, sales and customer support initiative for an electronic design automation company.

     BICC has a long history and experience in both the U.S. technology industry and the overseas investment and business markets. It is well positioned to benefit from the globalization forces that are at work in the industry and that are challenging so many young technology companies. It can also provide overseas investors and businesses with the access they desire to U.S. businesses, technologies and potential sources of funding.

     Over the past 24 years, BICC arranged over $1.9 billion of placements in the private capital markets. Placements were typically arranged in later stage technology companies, which were near alpha test of their product and needed to scale up their engineering, marketing and sales infrastructure. Within this strategy, BICC has been able to identify many promising young technology companies that have grown in prominence in their fields and gone on to successful public offerings or acquisition transactions. Many of the companies are headquartered in close proximity to BICC's offices which allows for easier access to the companies' management. Most of these companies specialize in "business-to-business" Internet technologies, telecommunications (both central office and customer premises), data communications, software, semiconductors and knowledge learning. These placements included investments in America Online, Oracle Corporation, Cadence Design Systems, Inc., Cypress Semiconductor, Inc., Packeteer, Inc. and New Focus, Inc.

     The private technology investments arranged by BICC and currently held by LPAL are Agility Communications, Inc. and Alacritech, Inc.

     Due to the loss of control of LPLA in 2002, BICC no longer receives fees from LPLA. Fees earned by BICC from LPLA during 2002 and 2001 were $2.9 million and $9.9 million, respectively.

Berkeley International Capital Limited

     BICL, formed in 1988 and based in Guernsey, Channel Islands, takes principal positions in connection with private equity transactions arranged by its sister company, BICC. These private equity positions may become listed equity securities pursuant to IPOs or in connection with the acquisition of the private issuing company by a listed company. As of December 31, 2003, BICL held $3.4 million of such positions in listed equity securities.

Competition

     Our venture capital business faces competition primarily from commercial banks, investment banks, venture capital firms and insurance companies, many of which have substantially greater financial resources. The marketplace for venture capital is highly competitive, and demand for financing is also influenced by economic and stock market conditions. The pool of capital seeking opportunities to invest in later stage technology companies contracted further in 2003 but we believe demand continues for high value technology companies.

Discontinued Operations

Berkeley Capital Management

     On May 7, 2003, we completed the sale of substantially all of the assets and operations of BCM to a company majority-owned by funds under the management of Putnam Lovell NBF Private Equity. BCM was our asset management subsidiary based in San Francisco, California, managing equity, balanced and bond accounts for institutional clients and for the wrap fee programs of major brokerage houses. At the time of the sale, BCM's assets under management were approximately $1.2 billion.

London Pacific Advisors

     On June 5, 2003, we completed the sale of all of the outstanding stock of London Pacific Advisory Services, Inc., London Pacific Securities, Inc. and LPA Insurance Agency, Inc. together with the associated assets of the advisory business held within London Pacific Technologies, Inc. and LP Advisors, Inc. (collectively, "LPA"). LPA provided web-based investment consulting, investment management and back-office services to independent financial advisors and large institutional clients. At the time of the sale, LPA's assets under management, consulting or administration were approximately $2.6 billion.

REGULATION

Life Insurance and Annuities - London Pacific Assurance Limited

     LPAL is regulated by the Jersey Financial Services Commission ("JFSC"). Under Article 6 of the Insurance Business (Jersey) Law 1996, LPAL is permitted to conduct long-term insurance business. LPAL is required to submit annual audited financial statements (prepared under United States generally accepted accounting principles as permitted by regulation), and an audited annual filing to the JFSC in the format consistent with that required by the Financial Services Authority in the United Kingdom. The annual filing submitted by LPAL must be accompanied by a Certificate from the Appointed Actuary that based on sufficiently prudent assumptions, assets are sufficient to cover all liabilities. The annual filing contains a report from the Appointed Actuary on the matching of investments to liabilities.

     The JFSC sets out the conditions with which LPAL must comply and determines the reporting requirements and the frequency of reporting. These conditions require that: (i) LPAL must hold, at all times, approved assets at least equal to the long-term insurance fund plus the required minimum solvency margin, (ii) the margin of solvency must be the greater of (pound)50,000 or 2.5% of the value of the long-term business fund, and (iii) assets equal to not less than 90% of liabilities must be placed with approved independent custodians. As of December 31, 2003, LPAL met all of these conditions.

     LPAL is also required under the insurance laws to appoint an actuary. The actuary must be qualified as defined under the laws and is required to supervise the long-term insurance fund. No transfers, except in satisfaction of long-term insurance business liabilities, including dividends, are permitted from the long-term insurance fund without written consent from the actuary.

Group

     We employ compliance officers responsible for managing our subsidiaries' compliance with applicable regulatory requirements. Although the scope of regulation and form of supervision to which our subsidiaries are subject, as described above, may vary from jurisdiction to jurisdiction, the applicable laws and regulations often are complex and generally grant broad discretion to supervisory authorities in adopting regulations and supervising regulated activities. Our continuing ability to engage in businesses in the jurisdictions in which our subsidiaries currently operate is dependent upon compliance with the rules and regulations promulgated from time to time by the appropriate authorities in each of these jurisdictions. The burden of such regulation weighs equally upon all companies carrying on activities similar to those of our subsidiaries, and we do not consider such regulations to adversely affect the competitive position of our subsidiaries.

EMPLOYEES

     As of December 31, 2003, we had 15 employees. The breakdown by business segment was as follows: venture capital and consulting, 6; life insurance and annuities, 4; and corporate, 5. None of the Group's employees are covered by a collective bargaining agreement and the Group has not experienced any work stoppages.


Item 2.    PROPERTIES

     We currently operate from two offices located in Jersey (Channel Islands) and San Francisco, California, consisting of approximately 3,000 and 14,000 square feet, respectively. We lease both offices, and sublease approximately one-third of the San Francisco office space to an unaffiliated party. These leases expire in September 2010 and April 2004, respectively. Our life insurance and annuities segment operations, as well as our head office corporate activities, are carried out in the Jersey office. Our venture capital operations, as well as our U.S. corporate activities, are carried out in the San Francisco office. The San Francisco office is too large for our current level of business and staffing, and as our lease expires in April 2004, we are currently evaluating alternative office space in San Francisco.

     See Note 15 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further information regarding our leases.


Item 3.    LEGAL PROCEEDINGS

     On August 6, 2002, on petition of the Commissioner of Insurance of the State of North Carolina (the "Commissioner"), with the consent of LPLA and unanimous approval of its board of directors, the Superior Court of Wake County in the State of North Carolina ordered the Commissioner to take possession and control of all the property, books and accounts, documents and other records of LPLA. LPLA and its officers, directors, agents, employees and all other persons were enjoined from disposing of LPLA's property and from transacting LPLA's business except with the consent of the Commissioner. The Court appointed the Commissioner as rehabilitator of LPLA. Based on the court order, we no longer exercise control over LPLA.

     For further information see Item 1 above.

     We were involved in various legal proceedings, including claims for damages from LPA clients of a nature we consider to be normal for LPA's business. All proceedings against LPA were resolved prior to the end of January 2004, resulting in no claims paid or to be paid by us.


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to our shareholders during the quarter ended December 31, 2003.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

     The principal trading market for our Ordinary Shares is the LSE, under the symbol "BEK.L," on which such shares have been listed since February 1985. ADSs, each representing ten Ordinary Shares, are evidenced by ADRs for which The Bank of New York is the Depositary. Our ADSs have traded in the United States from September 1992 through August 1993 on the OTC Bulletin Board, from September 1993 through November 1999 on The Nasdaq Stock Market SM under the symbol
"LPGL," from November 1999 through July 3, 2002 on the NYSE under the symbol "LDP," from July 12, 2002 through June 15, 2003 on the OTC Bulletin Board under the symbol "LDPGY.PK" and since June 16, 2003 on the OTC Bulletin Board under the symbol "BKLYY.PK." As of December 31, 2003, there were 64,439,073 Ordinary Shares outstanding and 1,504,501 ADSs outstanding, representing 15,045,010 Ordinary Shares or 23.3% of the outstanding Ordinary Shares. ADS holders may exercise their voting rights through the ADR Depositary.

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

     On July 3, 2002, the NYSE halted trading of our ADRs in response to the administrative actions taken by the North Carolina Department of Insurance relating to LPLA. On July 9, 2002, trading of the ADRs was suspended and the securities were withdrawn from listing and registration on the NYSE. As a result of the delisting, the liquidity of our common stock and its price were adversely affected. These actions may limit our ability to raise additional capital in the future, and there is no assurance that a significant trading market for the ADRs will develop. If an active trading market does not develop, ADR holders may be unable to sell their ADRs.

     Subsequent to the delisting, the ability of ADR holders to buy and sell is limited to trading on the OTC Bulletin Board. Shares traded on the OTC market generally experience lower trading volume than those traded on the organized exchanges. The trading volume of the ADRs has decreased substantially since the NYSE delisting and the transfer of the ADRs to the OTC Bulletin Board.

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

                                                                         LSE                 NYSE/OTC Bulletin Board
                                                                     Pounds Per                    U.S. Dollars
                                                                   Ordinary Share                     Per ADS
                                                               -----------------------        ----------------------
                                                                 High          Low              High          Low
                                                               ---------     ---------        ---------    ---------
2002:
First quarter ................................................     3.08         1.93            45.50         27.50
Second quarter................................................     1.90         0.24            30.50          3.30
Third quarter.................................................     0.25         0.02             3.16          0.20
Fourth quarter................................................     0.13         0.05             1.75          0.50

                                                                         LSE                 NYSE/OTC Bulletin Board
                                                                     Pounds Per                    U.S. Dollars
                                                                   Ordinary Share                     Per ADS
                                                               -----------------------        ----------------------
                                                                 High          Low              High          Low
                                                               ---------     ---------        ---------    ---------
2003:
First quarter ................................................     0.08         0.04             1.15          0.50
Second quarter................................................     0.16         0.08             2.50          1.00
Third quarter.................................................     0.17         0.11             2.60          1.45
Fourth quarter................................................     0.16         0.13             2.40          1.80

Holders

     As of February 27, 2004, we had approximately 1,680 Ordinary shareholders of record and 59 ADS holders of record. Because many Ordinary Shares and ADSs are held by brokers and various institutions on behalf of other holders, we are unable to estimate the total number of beneficial holders represented by these holders of record.

Dividends

     Until 2002, we paid dividends on our Ordinary Shares in every year since we became listed on the LSE in 1985. Dividends on our Ordinary Shares were paid twice a year. In view of our requirement to conserve cash during periods of market instability and in order to meet the operating needs and growth opportunities of the business, we did not pay an interim or final dividend for 2002 or an interim dividend for 2003. Our Board of Directors will not be recommending a final dividend for the year 2003.

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

TAXATION

     The following summary of certain Jersey and U.S. tax consequences regarding share ownership is based on law and published practice as of February 27, 2004, and is subject to any changes in Jersey and U.S. law or published practice or in the establishment of any double taxation convention between Jersey and the U.S. occurring after that date. The summary is not a complete analysis or listing of all the possible tax consequences and does not address the tax implications for special classes of holders, such as banks, insurance companies and dealers in securities. The summary also does not address U.S. state income tax consequences. Owners of Ordinary Shares and ADSs should consult their own tax advisors as to the tax consequences of such ownership.

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

Taxation of Capital Gains

     Currently, there are no Jersey taxes levied on capital gains. A U.S. holder that sells or exchanges an ADR or Ordinary Share will generally recognize a gain or loss for U.S. federal income tax purposes, in an amount equal to the difference between the amount realized and the holder's tax basis in either the ADS represented by the ADR or the Ordinary Share. Such a gain or loss will generally be a capital gain or loss if the ADR or the Ordinary Share was a capital asset in the hands of the U.S. holder and will generally be a long-term capital gain or loss if the ADR or Ordinary Share was held for more than one year (including, in the case of an ADR, the period during which the Ordinary Shares surrendered in exchange therefore were held). In general, the long-term capital gain of a non-corporate U.S. holder is subject to a maximum tax rate of 20% if the ADRs or Ordinary Shares were sold before May 6, 2003. Under certain conditions, an 18% capital gains tax rate is available if the holder made a certain election for shares held on December 31, 2000. If the ADRs or Ordinary Shares were sold after May 5, 2003, the maximum tax rate is 15%.

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

EQUITY COMPENSATION PLANS

     The following table is a summary of selected information for our equity compensation plans as of December 31, 2003.

                                                                                                   Number of Shares
                                            Number of Shares to        Weighted-Average     Remaining Available for
                                        be Issued Upon Exercise       Exercise Price of       Future Issuance Under
                                        of Outstanding Options,    Outstanding Options,         Equity Compensation
                                            Warrants and Rights     Warrants and Rights                       Plans
                                       ------------------------    --------------------     -----------------------

Equity compensation plans
  approved by shareholders..............              8,945,000(1)                $3.10                         (1)

Equity compensation plans not
  approved by shareholders..............                388,100(1)                 3.73                         (1)
                                                ---------------                --------
Total...................................              9,333,100                   $3.13
                                                ---------------                --------
                                                ---------------                --------

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

     Information regarding the features of the equity compensation plan not approved by shareholders is incorporated by reference to Note 17 to the Consolidated Financial Statements presented in Item 8 of this Form 10-K.

WARRANTS

     On November 11, 2002, we agreed to grant 1,933,172 warrants to subscribe for our Ordinary Shares to Bank of Scotland in connection with the extension of our credit facility (which was fully repaid and terminated in June 2003). The warrants were granted on February 14, 2003 and have an exercise price of (pound)0.1143 (based on the average of the closing prices of the Ordinary Shares over the trading days from November 1, 2002 through November 11, 2002), which was higher than the market price of (pound)0.09 on November 11, 2002. These warrants are exercisable at any time prior to February 14, 2010. At the time of grant, the Company determined the fair value of the warrants to be approximately $251,000 which was charged to earnings over the loan period.

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

                                                                         Years Ended/As of December 31,
                                                            ----------------------------------------------------------
                                                               2003        2002        2001        2000        1999
                                                            ----------  ----------  ----------  ----------  ----------
                                                                  (In thousands, except per share and ADS data)
Operating Results
Revenues from continuing operations, including net realized
   and change in net unrealized investment gains and losses $    9,198  $  (33,337) $ (194,376) $   87,700  $  194,563
Income (loss) from continuing operations before income
   taxes................................................         1,047     (54,478)   (221,033)     66,784     156,778
Income tax expense (benefit) on continuing operations...           (42)      1,291       2,107       1,156       2,159
Income (loss) from discontinued operations..............         9,965    (154,678)   (180,194)    (51,774)    148,884
Income tax expense (benefit) on discontinued operations.            38      (4,943)    (58,550)    (18,603)     51,627
Net income (loss).......................................        11,016    (205,504)   (344,784)     32,457     251,876
Basic earnings (loss) per share:
   Continuing operations................................          0.02       (1.10)      (4.38)       1.29        3.10
   Discontinued operations..............................          0.20       (2.95)      (2.38)      (0.65)       1.95
                                                            ----------  ----------  ----------  ----------  ----------
Total basic earnings (loss) per share...................          0.22       (4.05)      (6.76)       0.64        5.05
Diluted earnings (loss) per share:
   Continuing operations................................          0.02       (1.10)      (4.38)       1.08        2.79
   Discontinued operations..............................          0.20       (2.95)      (2.38)      (0.55)       1.75
                                                            ----------  ----------  ----------  ----------  ----------
Total diluted earnings (loss) per share.................          0.22       (4.05)      (6.76)       0.53        4.54
Basic earnings (loss) per ADS:
   Continuing operations................................          0.21      (10.99)     (43.77)      12.92       30.99
   Discontinued operations..............................          1.96      (29.50)     (23.85)      (6.53)      19.50
                                                            ----------  ----------  ----------  ----------  ----------
Total basic earnings (loss) per ADS.....................          2.17      (40.49)     (67.62)       6.39       50.49
Diluted earnings (loss) per ADS:
   Continuing operations................................          0.21      (10.99)     (43.77)      10.81       27.89
   Discontinued operations..............................          1.94      (29.50)     (23.85)      (5.46)      17.54
                                                            ----------  ----------  ----------  ----------  ----------
Total diluted earnings (loss) per ADS...................          2.15      (40.49)     (67.62)       5.35       45.43

Financial Position
Cash and total investments (continuing operations)......        61,944      69,378     262,058     455,721     355,941
Total assets............................................        63,513      80,217   2,539,126   2,562,988   2,195,266
Bank debt...............................................             -       9,314      36,874      35,556           -
Guarantees under bank facility..........................             -      10,590           -           -           -
Shareholders' equity....................................        34,897      21,486     221,653     567,742     552,475
Book value per share (1)................................          0.69        0.42        4.37       11.00       11.25
Book value per ADS (1)..................................          6.88        4.23       43.68      109.98      112.52

Ordinary Share and ADS Data
Ordinary Shares outstanding as of December 31...........        64,439      64,439      64,439      64,433      64,433
Weighted-average shares used in:
   Basic earnings per share calculation.................        50,754      50,753      50,984      50,795      49,892
   Diluted earnings per share calculation...............        51,188      50,753      50,984      60,728      55,445
Total dividends per share relating to the year (gross)..    $        -  $        -  $     0.16  $     0.29  $     0.29
Total dividends per ADS relating to the year............    $        -  $        -  $     1.28  $     2.32  $     2.32
Market price per share on December 31...................  (pound) 0.14(pound)0.055 (pound)2.60 (pound)5.53 (pound)5.59
Market price per ADS on December 31.....................    $     2.51  $     0.50  $    39.60  $    75.60  $    90.00
Market capitalization as of December 31.................    $   16,148  $    5,706  $  244,611  $  530,431  $  583,495

(1) Based on the net asset value of the Group after deducting the cost of the shares held by the employee  benefit  trusts, and on the number of shares outstanding excluding the shares held by the employee benefit trusts.

Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the audited consolidated financial statements, and the notes thereto, presented in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K. The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States. This item should also be read in conjunction with the "Forward-Looking Statements and Factors That May Affect Future Results" which are set forth below and our other filings with the SEC.

Forward-Looking Statements and Factors That May Affect Future Results

     This Management's Discussion and Analysis of Financial Condition and Results of Operations and other sections of this Form 10-K contain forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management's current beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "goals," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Future outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future developments or otherwise.

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

Results of Operations by Business Segment

     Income before income taxes for our reportable operating segments, based on management's internal reporting structure, is as follows:

                                                                             Years Ended December 31,
                                                                        ----------------------------------
                                                                           2003        2002        2001
                                                                        ----------  ----------  ----------
                                                                                    (In thousands)
Income (loss) from continuing operations before income taxes by operating segment:
Life insurance and annuities (1) ....................................   $    1,577  $  (19,637) $ (163,873)
Venture capital and consulting (2) ..................................        3,571     (28,149)    (51,262)
                                                                        ----------  ----------  ----------
                                                                             5,148     (47,786)   (215,135)
Reconciliation of segment amounts to consolidated amounts:
Interest income .....................................................           53         531       1,967
Corporate expenses ..................................................       (3,478)     (5,869)     (5,635)
Goodwill amortization and write-offs.................................            -        (389)        (48)
Interest expense  ...................................................         (676)       (965)     (2,182)
                                                                        ----------  ----------  ----------
Consolidated income (loss) from continuing operations before
  income taxes ......................................................   $    1,047  $  (54,478) $ (221,033)
                                                                        ----------  ----------  ----------
                                                                        ----------  ----------  ----------

(1) Netted  against the revenues  (investment  income) of the life  insurance and  annuities  segment are management  fees paid to BCM (discontinued operations) of $5,000, $39,000 and $47,000 in 2003, 2002 and 2001, respectively.

(2) Included in the revenues of the venture capital and consulting segment are management fees from LPLA
    (discontinued  operations) of $0, $2,908,000 and $9,924,000 in 2003, 2002 and 2001, respectively.


     Business segment data contained in Note 21 to the Consolidated Financial Statements in Item 8 of this Form 10-K should be read in conjunction with this discussion. A detailed discussion of the results for each reportable segment follows.

Life Insurance and Annuities

     Certain information regarding our life insurance and annuities segment's results of operations (continuing operations only) is as follows:

                                                                             Years Ended December 31,
                                                                        ----------------------------------
                                                                           2003        2002        2001
                                                                        ----------  ----------  ----------
                                                                                  (In thousands)
Revenues:
Investment income....................................................   $    1,834  $    6,059  $    6,214
Insurance policy charges ............................................            6       1,155          (7)
Net realized investment gains (losses) ..............................      (38,329)   (114,325)     12,900
Change in net unrealized investment gains and losses on
  trading securities.................................................       40,947      97,762    (174,780)
                                                                        ----------  ----------  ----------
Total revenues and net investment gains (losses) ....................        4,458      (9,349)   (155,673)

Expenses:
Amounts credited on insurance policyholder accounts .................        1,922       6,031       6,314
Amortization of deferred policy acquisition costs ...................            -       2,952         932
General and administrative expenses .................................          959       1,305         954
                                                                        ----------  ----------  ----------
Total expenses related to operations ................................        2,881      10,288       8,200
                                                                        ----------  ----------  ----------
Income (loss) from continuing operations before income taxes ........   $    1,577  $  (19,637) $ (163,873)
                                                                        ----------  ----------  ----------
                                                                        ----------  ----------  ----------

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

     For further discussion, see the "Liquidity and Capital Resources" section below and Note 3 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

     On July 2, 2002, we announced that further declines in the value of LPLA's investment portfolio, due to persistent negative events in the equity and bond markets, continued to erode significantly the statutory capital of LPLA and that we were unsuccessful in concluding a transaction to enhance the capital of LPLA. As a consequence, LPLA discontinued the issuance of new policies as of July 2, 2002. Although the statutory capital of our Jersey insurance subsidiary, LPAL, was not affected by the adverse equity and bond markets to the same extent as the statutory capital of LPLA, we also announced on July 2, 2002 that LPAL would discontinue writing new policies effective immediately. The decision to discontinue the issuance of new policies through LPAL was made to avoid the increased capital requirements created by additional policyholder liabilities. Subsequent to this announcement and other announcements relating to the Company and LPLA, LPAL policy surrenders increased substantially. Approximately 80% of LPAL's $140.2 million in policyholder liabilities as of June 30, 2002 had been surrendered or had matured as of December 31, 2003. During 2003, there were $10.4 million in policy maturities and $1.1 million in policy surrenders. Policyholder liabilities as of December 31, 2003 were $28.1 million.

     Due to the events referred to above, LPAL focuses on managing the remaining block of policyholder liabilities. There are no plans currently to write new policies.

2003 compared to 2002

     In 2003, LPAL contributed income before income taxes of $1.6 million to our overall income from continuing operations before income taxes, compared to a loss before taxes of $19.6 million in 2002. Net realized investment losses in 2003 were $38.3 million compared to net realized investment losses of $114.3 million in 2002. The gain from the change in net unrealized investment gains and losses was $40.9 million in 2003, compared to $97.8 million in 2002. In 2003, the spread between investment income and amounts credited to policyholders decreased by $0.1 million; amortization of deferred policy acquisition costs ("DPAC") decreased by $3.0 million with the write-off of the DPAC asset in 2002; and general and administration expenses decreased by $0.3 million, each as compared to 2002. Policy surrender charge income in 2003 decreased by $1.1 million compared to 2002.

     LPAL did not generate any premiums during 2003, compared to $6.5 million of premiums during 2002. LPAL discontinued selling new policies on July 2, 2002 as a result of the events described above.

     Interest and dividend income on investments was $1.8 million in 2003, compared with $6.1 million in 2002. This $4.3 million decrease was primarily due to a decline in the level of invested bonds.

     During 2003, LPAL used $12.5 million of bond proceeds and cash to meet its policy maturities and redemptions. Following this reduction, and further expected bond realizations and maturities required to meet 2004 policy maturities, interest income is expected to decline to approximately $1.2 million for 2004.

     Policyholder liabilities as of December 31, 2003 were $28.1 million of which $8.9 million is scheduled to mature during 2004. LPAL expects to meet these maturities by a combination of cash of approximately $3.8 million held at the beginning of January 2004, the proceeds from maturing bonds which are estimated to be $4.8 million during 2004, and estimated bond interest to be received during 2004 of $1.9 million. In the absence of significant redemptions, policyholder liabilities are projected to be approximately $20.3 million at the end of 2004. Investment income should equal approximately 89% of the projected $1.4 million to be credited to policies, and operating expenses are expected to be approximately $1.1 million during 2004. Net unrealized investment gains on LPAL's listed equity securities decreased by $1.8 million during the two months ended February 29, 2004.

     Net investment gains totaled $2.6 million in 2003, compared to net investment losses of $16.6 million in 2002. Net investment gains in 2003 were comprised of net realized investment losses of $38.3 million and $40.9 million in gains from the change in net realized gains and losses on the listed equity securities held in the trading portfolio. The trading portfolio increased from $8.9 million as of December 31, 2002 to $13.5 million as of December 31, 2003. LPAL sold certain trading positions during 2003, which resulted in net realized losses of $20.8 million based on an aggregate original cost of $23.7 million and one of LPAL's trading positions was acquired by a larger listed company, in exchange for $0.6 million of stock in the acquiring company, which resulted in a realized loss of $12.8 million based on an original cost of $13.4 million. These disposals represented shares held in companies that had completed initial public offerings of their securities. These realized losses were increased by other-than-temporary impairment charges totaling $4.7 million on two private equity security holdings in our available-for-sale investment portfolio.

     Total invested assets (defined as total assets excluding DPAC and other assets) decreased to $47.9 million as of December 31, 2003, compared to $51.6 million as of December 31, 2002, primarily due to the decrease in investments used to pay out maturing policies and the $4.7 million reduction in the value of two private equity investments that became other-than-temporarily impaired, partially offset by increases in the value of the trading portfolio. On total average invested assets in 2003, the average annualized net return, including both realized and unrealized investment gains and losses, was 8.9%, compared with -9.1% in 2002.

     Policy surrender charge income decreased to $6,000 in 2003, from $1.2 million in 2002. Policy surrenders decreased significantly during 2003 due to the high volume of surrenders during the second half of 2002.

     Amounts credited on policyholder accounts decreased by $4.1 million in 2003 to $1.9 million, compared to $6.0 million in 2002. The decrease was primarily due to substantial increases in policyholder surrenders in the second half of 2002 together with policy maturities in the last nine months of 2003. The average rate credited to policyholders was 5.9% in 2003, compared with 6.1% in 2002.

     There was no DPAC amortization in 2003 due to the acceleration of DPAC amortization to fully write-off DPAC as of September 30, 2002. The reasons for the write-off in 2002 were the discontinuance of new business at the beginning of the third quarter of 2002 and the lack of interest spread on the remaining block of business.

     General and administrative expenses decreased by $0.3 million to $1.0 million in 2003 due to decreases in staff compensation and back office expenses.

2002 compared to 2001

     In 2002, LPAL contributed a loss before income taxes of $19.6 million to our overall loss from continuing operations before income taxes, compared to a loss before taxes of $163.9 million in 2001. Net realized investment losses in 2002 were $114.3 million compared to net realized investment gains of $12.9 million in 2001. The gain from the change in net unrealized investment gains and losses was $97.8 million in 2002, compared to a loss of $174.8 million in 2001. In 2002, the spread between investment income and amounts credited to policyholders increased by $0.1 million; amortization of DPAC increased by $2.0 million with the write-off of the DPAC asset in 2002; and general and administration expenses increased by $0.4 million, each as compared to 2001. Policy charges in 2002 increased by $1.2 million compared to 2001.

     LPAL generated $6.5 million of premiums during 2002, a decrease of $69.2 million from the premiums received by LPAL in 2001. LPAL's premium volume continued to decline as a result of lowering interest crediting rates during the last quarter of 2001 and the events as described above.

     Interest and dividend income on investments was $6.1 million in 2002, compared with $6.2 million in 2001. This $0.1 million decrease was primarily due to a decline in the level of invested bonds and cash, offset by the strengthening of sterling on the level of U.S. dollar income.

     Net investment losses were $16.5 million in 2002, compared to net investment losses of $161.9 million in 2001. Net investment losses in 2002 were comprised of net realized investment losses of $114.3 million and $97.8 million in gains from the change in net realized gains and losses on the listed equity securities held in the trading portfolio. The trading portfolio decreased from $22.3 million as of December 31, 2001 to $8.9 million as of December 31, 2002. Additions to the trading portfolio during 2002 of $5.0 million resulted from the transfer of certain listed equity securities from the venture capital segment. LPAL sold certain trading positions during 2002, which resulted in net realized losses of $102.9 million based on an aggregate original cost of $116.2 million. These disposals represented shares held in companies that had completed initial public offerings of their securities. These realized losses were increased by net realized losses of $2.9 million on sales of $96.9 million of publicly traded corporate debt securities and by other-than-temporary impairment charges on two private equity securities totaling $8.2 million and on one public corporate bond of $0.3 million.

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

     Amounts credited on policyholder accounts decreased by $0.3 million in 2002 to $6.0 million, compared with $6.3 million in 2001. The decrease was primarily due to the substantial increases in policyholder surrenders in the second half of 2002. The average rate credited to policyholders was 6.1% in 2002, compared with 6.6% in 2001.

     Amortization of DPAC was $3.0 million in 2002, an increase of $2.0 million over 2001. This increase was due to the acceleration of DPAC amortization to fully write-off DPAC as of September 30, 2002, as explained above.

     General and administrative expenses were $1.3 million in 2002, compared with $1.0 million in 2001. This $0.3 million increase was primarily due to the reduction in expenses deferred as policy acquisition costs and employee severance costs.

Venture Capital and Consulting

     Certain information regarding our venture capital and consulting segment's results of operations is as follows:

                                                                             Years Ended December 31,
                                                                        ----------------------------------
                                                                           2003        2002        2001
                                                                        ----------  ----------  ----------
                                                                                   (In thousands)
Revenues:
Management fees......................................................   $        -  $    2,908  $    9,924
Net realized investment gains (losses) (1) ..........................       (2,107)    (44,130)     42,876
Change in net unrealized investment gains and losses on
  trading securities (1).............................................        6,794      16,703     (93,470)
                                                                        ----------  ----------  ----------
Total revenues and net investment gains (losses).....................        4,687     (24,519)    (40,670)
Operating expenses...................................................        1,116       3,630      10,592
                                                                        ----------  ----------  ----------
Income (loss) before income taxes....................................   $    3,571  $  (28,149) $  (51,262)
                                                                        ----------  ----------  ----------
                                                                        ----------  ----------  ----------

(1)  Net realized  investment  losses in the amounts of $0 and  $1,603,000  were recorded  during 2003 and 2002, respectively,  by the venture  capital and consulting segment, related to intersegmental  investment sales to the life insurance and annuities segment.  These net realized investment losses were offset  by
     corresponding   reclassification   adjustments  in  unrealized investment  gains and losses on trading securities  for the same  amounts. These gains and losses have been eliminated in our  consolidated  financial statements.

2003 compared to 2002

     In 2003, the venture capital and consulting segment contributed income before income taxes of $3.6 million to our overall income from continuing operations before income taxes, compared to a loss before taxes of $28.1 million in 2002. The income and loss in those years, respectively, was attributable primarily to net realized and unrealized investment gains and losses on listed equity securities. These positions in listed equity securities resulted from privately held technology companies, in which the venture capital and consulting segment had an equity interest, completing initial public offerings or being acquired by publicly traded companies in stock-for-stock acquisitions.

     The change in net unrealized gains and losses in the listed equity trading portfolio during 2003 was a gain of $6.8 million, which was partially offset by net realized losses of $2.1 million. The trading portfolio decreased from $7.6 million as of December 31, 2002 to $3.4 million as of December 31, 2003. We sold certain trading positions during 2003 which resulted in net realized losses of $1.9 million based on an aggregate original cost of $11.0 million. These realized losses were increased by other-than-temporary impairment write-downs of $0.2 million on two private investments relating to the guarantees as discussed in Note 12 to the Consolidated Financial Statements in Item 8 of this Form 10-K. All intersegmental investment gains and losses, other than those arising from sales to LPLA (discontinued operations), have been eliminated in our consolidated statements of income.

     We expect significant fluctuations in net unrealized gains and losses in the listed equity trading portfolio in future periods, reflecting continued equity market volatility, especially in the technology sector.

     The venture capital and consulting segment earned portfolio management fees from LPLA of $2.9 million in 2002. Due to the events described above in the section entitled "Life Insurance and Annuities," BICC has not received fees from the management of LPLA's investment portfolio since early 2002.

     Operating expenses in 2003 were $1.1 million, compared to $3.6 million in 2002. The $2.5 million decrease was attributable primarily to lower staff costs, reflecting the reduction in business and staffing during the second half of 2002.

     BICC is redeveloping its venture capital business. BICC has extensive business relationships among Silicon Valley companies seeking later stage capital and in the investor community globally. The venture capital industry continues to face a difficult environment in early 2004. The operating results for this business segment, and for the Group as a whole, for 2004 will be largely driven by portfolio performance in uncertain market conditions.

2002 compared to 2001

     The pre-tax loss from the venture capital and consulting segment decreased from $51.3 million in 2001 to $28.1 million in 2002. The loss in both years primarily was attributable to net realized and unrealized investment losses on listed equity securities. These positions in listed equity securities resulted from privately held technology companies, in which the venture capital and consulting segment had an equity interest, completing initial public offerings or being acquired by publicly traded companies in stock-for-stock acquisitions.

     The change in net unrealized gains and losses in the listed equity trading portfolio during 2002 was a gain of $16.7 million, which was more than offset by net realized losses of $44.1 million, of which $33.0 million resulted from disposals of certain listed equity securities to LPLA (discontinued operations), based on their aggregate cost of $50.0 million. We also took $14.0 million in other-than-temporary impairment write-downs on four private investments, including $10.8 million relating to guarantees as discussed in Note 12 to the Consolidated Financial Statements in Item 8 of this Form 10-K. The trading portfolio decreased from $45.3 million as of December 31, 2001 to $7.7 million as of December 31, 2002. Additions to the trading portfolio of $1.3 million in 2002 resulted from the purchase of listed equity securities. The realized losses were partially offset by net realized gains of $1.3 million on sales of $2.3 million of listed equity securities and a realized gain of $1.6 million resulting from the disposal of certain listed equity securities to the life insurance and annuities segment (LPAL), based on their aggregate cost of $3.4 million. All intersegmental investment gains and losses, other than those arising from sales to LPLA (discontinued operations), have been eliminated in our consolidated statements of income.

     The venture capital and consulting segment earned portfolio management fees from LPLA of $2.9 million in 2002, compared to $9.9 million in 2001. The $7.0 million decrease in fees resulted from the lower value of the assets managed, the lower percentage fees recorded for the second quarter of 2002, and the discontinuation of fees from LPLA for the third and fourth quarter of 2002. As explained above, BICC no longer manages LPLA's investment portfolio.

     BICC completed total financings of $27.2 million during 2002, compared to $67.0 million in 2001. No financings were made in new companies in 2002, but follow-on investments were completed in selected portfolio companies, where in some cases, larger ownership stakes could be taken in promising companies at attractive prices. This decreased level of activity in venture capital placements reflected a general trend in the industry as a whole during 2002, as many venture capitalists curtailed their investments in view of the difficulties experienced by the overall market and the technology sector in particular.

     Operating expenses in 2002 were $3.6 million, compared to $10.6 million in 2001. The $7.0 million decrease was attributable primarily to lower staff costs, reflecting the reduction in business and staffing during the year.

Corporate and Other

2003 compared to 2002

     Corporate expenses decreased by $2.4 million to $3.5 million in 2003, as compared to $5.9 million for 2002. This decrease primarily was due to decreases in staff compensation and bank facility costs.

     The amount of interest income we earned (excluding the life insurance and annuities segment) decreased by $0.5 million to $53,000 in 2003 as compared with 2002, primarily due to the decrease in our holdings of cash and cash equivalents, as well as lower interest rates. The amount of interest expense we incurred (excluding the life insurance and annuities segment) decreased by $0.3 million to $0.7 million in 2003 as compared with 2002, due to the impact of lower bank borrowings which was largely offset by the accelerated amortization of bank facility costs (restructuring fees and the value of warrants issued to the Bank of Scotland) in the second quarter of 2003, resulting from the early repayment of the bank facility. A discussion of our sources and uses of cash is discussed in "Liquidity and Capital Resources" below.

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

     The amount of interest income we earned (excluding the life insurance and annuities segment) decreased by $1.5 million to $0.5 million in 2002 as compared with 2001, primarily due to the decrease in cash and cash equivalents held by us. The amount of interest expense we incurred (excluding the life insurance and annuities segment) decreased by $1.2 million to $1.0 million in 2002 as compared with 2001, primarily due to the partial repayment of bank borrowings and the lower interest rate environment.

Consolidated Income (Loss) from Continuing Operations Before Income Taxes

2003 compared to 2002

     Consolidated income from continuing operations before income taxes was $1.0 million in 2003, compared to a loss of $54.5 million in 2002. This substantial improvement primarily was due to net realized and unrealized investment gains of $7.3 million in 2003, compared to net realized and unrealized investment losses of $44.0 million in 2002.

     Consolidated income before income taxes for future years may be volatile due to our holdings of listed equity securities primarily in the technology sector, which are marked to market with changes in their market value recognized in the income statement for each period. Other-than-temporary impairments of our private equity securities primarily in the technology sector could also affect our consolidated income before income taxes in future periods. For more information on the possible effects of volatility in the prices of equity securities, see Item 7A "Quantitative and Qualitative Disclosures About Market Risk" below.

     See the discussion of events relating to LPLA, LPAL, BCM and LPA in the "Liquidity and Capital Resources" section below.

     Subsequent to the completion of the sales of BCM and LPA, our focus is now on our technology venture capital business. The market environment for venture capital continues to be very weak. We are pursuing opportunities to grow the business in the future. However, there is no guarantee that we will be successful in redeveloping our venture capital operations.

2002 compared to 2001

     Our consolidated loss from continuing operations before income taxes decreased from $221.0 million in 2001 to $54.5 million in 2002. This loss was attributable primarily to the change in net unrealized investment gains and losses on the listed equity securities held in the trading portfolio, as well as net realized investment losses.

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

2003 compared to 2002 (continuing operations)

     On income from continuing operations before income taxes of $1.0 million for 2003, we had an income tax benefit of $42,000. This was largely attributable to income of $2.6 million contributed by the Jersey and Guernsey operations during the year, which primarily consisted of realized losses and unrealized investment gains for which no tax benefits or expense will be realized. Although $1.5 million of losses were contributed by our U.S. subsidiaries for 2003, we did not recognize any U.S. tax benefits, due to the 100% valuation allowances that we have provided for all deferred tax assets.

2002 compared to 2001 (continuing operations)

     Although the loss from continuing operations before income taxes was $54.5 million for 2002, an income tax expense of $1.3 million resulted for the year. This was largely attributable to losses of $52.8 million contributed by the Jersey and Guernsey operations during the year, which primarily consisted of realized and unrealized investment losses for which no tax benefits will be realized. In addition, deferred tax asset valuation allowances in the U.S. subsidiaries of continuing operations were increased by $3.2 million during the year. These allowances were considered necessary due to the high level of operating loss carryovers in the two U.S. tax groups, raising doubt about their ability to utilize these carryovers.

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

Discontinued Operations

     In the first six months of 2002, prior to the loss of management control over LPLA, we recorded an after-tax loss from operations of LPLA of $104.8 million, compared to an after-tax loss from operations of LPLA of $120.7 million for all of 2001. The loss in the first half of 2002 primarily was due to net realized investment losses and the change in net unrealized investment gains and losses totaling $97.6 million. As discussed above, we recorded impairment losses totaling $27.9 million related to LPLA in the third quarter of 2002, and recognized $10.6 million in our income statement for LPLA's net unrealized losses on available-for-sale securities, net of deferred policy acquisition cost amortization adjustments and deferred income taxes. For further information see
Note 3 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

CRITICAL ACCOUNTING POLICIES

     Management has identified those accounting policies that are most important to the accurate portrayal of our financial condition and results of operations and that require management's most complex or subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These most critical accounting policies pertain to our investments and to the accounting for life insurance policy liabilities. In addition, for 2002 and 2003, our accounting policies relating to consolidation, deconsolidation and the reporting of discontinued operations became very important to the portrayal of our financial condition and results of operations. These critical accounting policies are described below.

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

Consolidation, Deconsolidation and Reporting of Discontinued Operations

     Our consolidated financial statements include the accounts of the Company, its subsidiaries (with the exception of LPLA which was deconsolidated during 2002, and BCM and LPA which were deconsolidated during the first half of 2003, as discussed below), the Employee Share Option Trust and the Agent Loyalty Opportunity Trust (collectively, the "Group"). Significant subsidiaries included in the continuing operations of the Group and discussed in this Form 10-K include London Pacific Assurance Limited and Berkeley International Capital Corporation. All intercompany transactions and balances are eliminated in consolidation except for intercompany transactions between continuing and discontinued operations principally related to investment management fees from LPLA (the discontinued operations) to the continuing operations. Our consolidated balance sheet is presented in an unclassified format as the majority of the Group's assets relate to its continuing life insurance and annuities business.

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

     The results of operations of both BCM and LPA are reported in the income statement under discontinued operations for the current and prior periods due to the sale of each during the second quarter of 2003. The assets and liabilities of both BCM and LPA have been classified as assets of discontinued operations and liabilities of discontinued operations in the prior period consolidated balance sheet. We do not expect to receive any material amounts of income, including earnouts related to the sales of BCM and LPA, from our asset management or financial advisory services segments in the foreseeable future.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     See Note 2 to the Consolidated Financial Statements in Item 8 of this Form 10-K for a summary of recently issued accounting pronouncements.


Liquidity and Capital Resources

     Our cash and cash equivalents decreased during 2003 by $0.9 million to $14.4 million, WHICH INCLUDES $3.8 MILLION HELD BY LPAL WHICH IS NOT AVAILABLE TO FUND THE OPERATIONS OR COMMITMENTS OF THE COMPANY OR ITS OTHER SUBSIDIARIES. As discussed above, LPAL is a regulated insurance company, and as such it must meet stringent capital adequacy requirements and it may not make any distributions without the consent of LPAL's independent actuary. This decrease in cash and cash equivalents resulted from $21.6 million of cash used in financing activities, partially offset by $12.8 million and $7.5 million of cash provided by investing activities and operating activities, respectively. Cash used in financing activities related to the repayment of bank borrowings, as well as insurance policyholder benefits paid by LPAL. Cash provided by investing activities primarily related to the disposals of BCM and LPA, and to the sale or maturity of corporate bonds by LPAL, partially offset by the payment of guarantee obligations under the bank facility and the purchase of corporate bonds by LPAL. Cash provided by operating activities primarily resulted from the sale of trading securities. As of December 31, 2003, our cash and cash equivalents, excluding the amount held by LPAL, amounted to $10.6 million, a decrease of $0.9 million from December 31, 2002 and a $47.0 million decrease from December 31, 2001. Excluding LPAL's investments, we also held $3.4 million of listed equity securities which could be sold within a short period of time, as of December 31, 2003, compared to $7.7 million as of December 31, 2002 and $24.4 million as of December 31, 2001.

     Shareholders' equity increased during 2003 by $13.4 million from $21.5 million at December 31, 2002 to $34.9 million as of December 31, 2003, primarily due to net income for the period of $11.0 million, in addition to the positive change in unrealized gains and losses on available-for-sale securities of $1.9 million included in accumulated other comprehensive income (loss). Shareholders' equity decreased during 2002 by $200.2 million from $221.7 million at December 31, 2001 to $21.5 million at December 31, 2002, primarily due to a net loss for the period of $205.5 million and payment of the final dividend for 2001 of $2.0 million. As of December 31, 2003 and 2002, $63.6 million of our Ordinary Shares, at cost, held by the employee benefit trusts have been netted against shareholders' equity.

     On December 20, 2002, we and the Bank of Scotland agreed to the terms and conditions of an amended credit facility, providing up to $23.0 million of borrowings. The facility limit was to be reduced at the end of each calendar quarter, such that the facility was to be repaid in full no later than December 31, 2003.

     As of December 31, 2002, $9.3 million was outstanding under the facility. In addition, $10.6 million of the remaining $10.7 million under the facility was utilized in the form of guarantees provided on behalf of certain former investee companies. As we believed that it would be unlikely that the former investee companies would have the ability to repay any of their borrowings during 2003, we recorded the maximum guarantee obligation of $10.6 million at December 31, 2002 on our consolidated balance sheet and took other-than-temporary impairment losses on the related investments in our consolidated income statement for 2002. During February 2003, we sold certain of our listed equity securities for $4.7 million and used the proceeds to reduce our borrowings to $4.4 million and the facility to $15.0 million.

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

     During 2002, LPLA paid investment management fees to our asset management and venture capital segments totaling $3.6 million. Due to the loss of control of LPLA as more fully described in Note 1 and Note 3 to the Consolidated Financial Statements in Item 8 of this Form 10-K, we no longer manage LPLA's portfolio of public corporate bonds and private equity and debt investments and no longer receive investment management fees for these services.

     We are not aware of any obligations we may have to cover any current or future losses of LPLA. However, in the course of the administration of LPLA in rehabilitation, during November 2002, the North Carolina Department of Insurance ("NCDOI") requested information concerning the history of a limited number of investments in securities of portfolio companies. These portfolio investments have been associated with LPLA for more than seven years, and involve intercompany transfers. The history of their investment performance and ownership is complex. We have complied with these requests. We are not able at this time to predict what conclusions the NCDOI will reach after evaluating this information.

     On July, 2002, we announced that LPAL discontinued issuing new policies. Subsequent to this announcement and other announcements relating to the Group and LPLA, LPAL policy surrenders substantially increased. Approximately 80% of LPAL's $140.2 million in policyholder liabilities as of June 30, 2002 had been surrendered or had matured as of December 31, 2003. During 2003, policy surrenders totaled $1.1 million and policy maturities totaled $10.4 million. Policyholder liabilities as of December 31, 2003 were $28.1 million. We do not expect significant surrender activity during 2004; however, approximately $8.9 million of policyholder liabilities are scheduled to mature during 2004. These maturities are expected to be met by a combination of cash held as of December 31, 2003 of $3.8 million, the proceeds from maturing bonds which are estimated to be $4.8 million during 2004, and estimated bond interest to be received during 2004 of $1.9 million. Assuming no significant surrenders, investment income should approximately equal 89% of the projected $1.4 million to be credited to policies during 2004.

     During 2003, LPAL continued to service its policyholders. Policyholder liabilities for LPAL fell during 2003 from $35.4 million as of December 31, 2002 to $28.1 million as December 31, 2003. As of December 31, 2003, LPAL's corporate bonds, cash and accrued interest totaled $30.2 million, listed equity securities were $13.5 million and the book value of private equity securities was $4.2 million. Due to the weakened economic environment, in February 2003, the JFSC amended LPAL's insurance permit such that private equity investments are no longer approved assets. Therefore, declines in the market value of LPAL's listed equity securities, which totaled $13.5 million as of December 31, 2003, could have a significant impact on LPAL's statutory capital level. If LPAL's statutory capital falls below the minimum solvency level required by the Jersey insurance regulators, we may be required to inject additional capital into LPAL. A capital injection would be limited to the extent any shortfall arises from a decline in the value of LPAL's listed equity securities that are required to support minimum solvency. As of December 31, 2003, approximately $2.9 million of LPAL's listed equity holdings were required to support the minimum solvency requirement.

     As of December 31, 2003,  we had no material  commitments  outstanding  for
capital   expenditures  or  additional  funding  for  private  equity  portfolio companies.

     As discussed above, we have fully repaid our bank borrowings and our guarantee obligations have been satisfied, and as of December 31, 2003, we had $10.6 million of cash and cash equivalents, excluding cash held by our life insurance and annuities segment. We believe that this cash balance is sufficient to fund our operations (venture capital and corporate activities) over the next 12 months. We also expect to receive $1.0 million in cash out of escrow related to the sale of LPA by the end of 2004 as discussed in Note 1 to the Consolidated Financial Statements in Item 8 of this Form 10-K.


CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

     The following table aggregates our expected contractual obligations and commitments subsequent to December 31, 2003.

                                                                          2005 -       2007 -     Beyond
Contractual obligations (1)                                    2004       2006         2008        2008       Total
-------------------------------------                       ----------  ----------  ----------  ----------  ----------
                                                                                  (In thousands)

Deferred annuity policy maturities...........               $    8,353  $   17,880  $    3,238  $      134  $   29,605
Capital lease commitments (2)................                        8           7           -           -          15
Operating lease commitments (3)..............                      263         229         228         172         892
                                                            ----------  ----------  ----------  ----------  ----------
Total contractual cash obligations...........               $    8,624  $   18,116  $    3,466  $      306  $   30,512
                                                            ----------  ----------  ----------  ----------  ----------
                                                            ----------  ----------  ----------  ----------  ----------

(1) Does not include other commitments for the purchase of goods and services which in the aggregate are immaterial.

(2) Includes amounts classified as interest.

(3) Includes lease  commitments on our San Francisco office lease which expire in April 2004. We are currently  evaluating alternative office space in San Francisco for which [no commitment has been entered into as of the date of filing of this Form 10-K.]


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

     For LPAL's business, the amount of policyholder liabilities is unaffected by changes in interest rates. Given the existing policy and bond maturity profiles, and that bonds will generally be held to maturity and early policy redemptions are protected by a market value adjustment and surrender penalty, the bonds and policies carry no interest rate risk. Interest income earned on excess cash is expected to yield less than $0.1 million during 2004. Movements in market interest rates will not have any material impact on this amount.

Equity Price Risk

     We are exposed to equity price risk on our holdings of listed equity securities. Changes in the level or volatility of equity prices affect the value of the listed equity securities. These changes in turn directly affect our consolidated net income because our holdings of listed equity securities are marked to market, with changes in their market value recognized in the income statement for the period in which the changes occur. These listed equity securities are in small capitalization stocks in the volatile high technology industry sector.

     If the fair value of our listed equities, as of December 31, 2003 and 2002, which totaled $16.9 million and $16.5 million, respectively, had abruptly increased or decreased by 50%, the fair value of the listed equity portfolio would have increased or decreased by $8.5 million and $8.3 million, respectively. The largest of these listed equities represented $16.3 million and $11.4 million of the total as of December 31, 2003 and 2002, respectively. If the fair value of the largest listed equity had abruptly increased or decreased by 50%, its fair value would have increased or decreased by $8.2 million and $5.7 million, respectively.

     Our listed equity securities represent investments that were originally made as private equity investments in companies that subsequently completed an initial public offering. The performance of these listed equity securities can be highly volatile; however, we monitor them daily and seek to sell them over a period of time.

     As of December 31, 2003, we held $4.3 million in private corporate equity securities of technology companies for which liquid markets do not exist. Private equity prices do not fluctuate directly with public equity markets, but significant market movements may trigger a review for other-than-temporary adjustment of the carrying values of our private equity securities. The risks inherent in these private equity investments relate primarily to the viability of the investee companies. We try to mitigate these risks in various ways including performing extensive due diligence prior to making an investment, and regularly reviewing the progress of the investee companies.

     For additional information relating to our financial risk profile, see Note 16 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                             Page

Reports of Independent Certified Public Accountants.........................................................  28

Consolidated Balance Sheets as of December 31, 2003 and 2002................................................  30

Consolidated Statements of Income for the Years Ended
   December 31, 2003, 2002 and 2001.........................................................................  31

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2003, 2002 and 2001.........................................................................  33

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
   December 31, 2003, 2002 and 2001.........................................................................  35

Consolidated Statements of Comprehensive Income for the Years Ended
   December 31, 2003, 2002 and 2001.........................................................................  37

Notes to Consolidated Financial Statements..................................................................  38

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors and Shareholders of
Berkeley Technology Limited
Jersey, Channel Islands


     We have audited the accompanying consolidated balance sheets of Berkeley Technology Limited (the "Company") as of December 31, 2003 and 2002 and the related consolidated statements of income, changes in shareholders' equity, cash flows, and comprehensive income for the years then ended. We have also audited the schedules on pages 81 to 86 in Item 15 (the "Schedules"). These financial statements and the Schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the Schedules based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Berkeley Technology Limited at December 31, 2003 and 2002, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Schedules as of December 31, 2003 and 2002, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

     As discussed in Notes 2 and 7 to the Consolidated Financial Statements, the Company changed its method of accounting for goodwill in 2002, in accordance with Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets."



/s/  BDO Seidman, LLP
San Francisco, California
January 30, 2004

                        REPORT OF THE INDEPENDENT AUDITORS




To the Board of Directors and Shareholders of Berkeley Technology Limited


     In  our  opinion,  the  consolidated  financial  statements  listed  in the accompanying index present fairly, in all material respects, the results of operations of Berkeley Technology Limited and its subsidiaries and their cash flows for the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedules listed in the accompanying index for the period ended December 31, 2001 appearing under Item 15 on pages 76 and 77, present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedules are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedules based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.



/s/  PricewaterhouseCoopers
Chartered Accountants
Jersey, Channel Islands
April 1,  2002,  except  for Note 3(a) as for which the date is March 19, 2003 and Note 3(b) and (c) as for which the date is March 10, 2004

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                        December 31,
                                                                                  ------------------------
                                                                                      2003       2002(1)
                                                                                  -----------  -----------
                                            ASSETS

Investments (principally of life insurance subsidiary):
   Fixed maturities:
     Available-for-sale, at fair value (amortized cost: $25,403 and $30,481
       as of December 31, 2003 and 2002, respectively)............................ $   25,393   $   30,335
   Equity securities:
     Trading, at fair value (cost: $4,544 and $26,785 as of December 31,
       2003 and 2002, respectively) ..............................................     16,882       16,505
     Available-for-sale, at estimated fair value (cost: $4,262 and $8,980 as of
       December 31, 2003 and 2002, respectively) .................................      4,262        7,230
                                                                                  -----------  -----------
Total investments ................................................................     46,537(2)    54,070

Cash and cash equivalents ........................................................     14,408(2)    15,308
Cash held in escrow ..............................................................        999            -
Accrued investment income ........................................................        926          900
Property and equipment, net.......................................................        117          189
Other assets .....................................................................        526        1,360
Total assets of discontinued operations ..........................................          -        8,390
                                                                                  -----------  -----------
Total assets ..................................................................... $   63,513   $   80,217
                                                                                  -----------  -----------
                                                                                  -----------  -----------
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Life insurance policy liabilities ................................................ $   28,054   $   35,441
Notes payable ....................................................................          -        9,314
Accounts payable and accruals.....................................................        562          832
Guarantees under bank facility ...................................................          -       10,590
Total liabilities of discontinued operations .....................................          -        2,554
                                                                                  -----------  -----------
Total liabilities ................................................................     28,616       58,731
                                                                                  -----------  -----------
Commitments and contingencies (See Notes 12 and 15)

Shareholders' equity:
Ordinary shares, $0.05 par value per share: 86,400,000 shares authorized;
   64,439,073 shares issued and outstanding as of December 31, 2003
   and 2002.......................................................................      3,222        3,222
Additional paid-in capital .......................................................     68,615       68,394
Retained earnings ................................................................     27,070       16,054
Employee benefit trusts, at cost (13,684,881 shares as of December 31,
   2003 and 2002, respectively) ..................................................    (63,571)     (63,571)
Accumulated other comprehensive loss .............................................       (439)      (2,613)
                                                                                  -----------  -----------
Total shareholders' equity .......................................................     34,897       21,486
                                                                                  -----------  -----------
Total liabilities and shareholders' equity ....................................... $   63,513   $   80,217
                                                                                  -----------  -----------
                                                                                  -----------  -----------

(1) Reclassifications have been made related to discontinued operations - see Note 3.

(2) Includes  $43,095 of  investments  and $3,834 of cash and cash  equivalents  in the  Company's  insurance subsidiary  (London Pacific Assurance  Limited ("LPAL")) which are not currently  available to fund the operations or commitments of the Company or its other subsidiaries.

     See accompanying Notes which are an integral part of these Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                        CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share and ADS amounts)

                                                                                        Years Ended December 31,
                                                                                  -------------------------------------
                                                                                     2003        2002(1)      2001(1)
                                                                                  -----------  -----------  -----------
Continuing operations:

Revenues:
Investment income............................................................     $     1,887  $     6,590  $     8,181
Insurance policy charges (credits)...........................................               6        1,155           (7)
Fee income (2)  .............................................................               -        2,908        9,924
Net realized investment gains (losses).......................................         (15,312)     (21,507)      18,507
Change in net unrealized investment gains and losses on trading
   securities ...............................................................          22,617      (22,483)    (230,981)
                                                                                  -----------  -----------  -----------
                                                                                        9,198      (33,337)    (194,376)
Expenses:
Amounts credited on insurance policyholder accounts..........................           1,922        6,031        6,314
Amortization of deferred policy acquisition costs............................               -        2,952          932
Operating expenses...........................................................           5,553       10,804       17,181
Goodwill amortization and write-offs.........................................               -          389           48
Interest expense.............................................................             676          965        2,182
                                                                                  -----------  -----------  -----------
                                                                                        8,151       21,141       26,657
                                                                                  -----------  -----------  -----------
Income (loss) from continuing operations before income taxes.................           1,047      (54,478)    (221,033)

Income tax expense (benefit).................................................             (42)       1,291        2,107
                                                                                  -----------  -----------  -----------
Income (loss) from continuing operations.....................................           1,089      (55,769)    (223,140)

Discontinued operations:
Loss from discontinued operations, net of income
   tax expense (benefit) of $2, $(4,943) and $(58,550), respectively.........          (1,758)    (111,203)    (121,644)
Income (loss) on disposal of discontinued operations, net of income
   tax expense of $36, $0 and $0, respectively...............................          11,685      (38,532)           -
                                                                                  -----------  -----------  -----------
Income (loss) on discontinued operations.....................................           9,927     (149,735)    (121,644)
                                                                                  -----------  -----------  -----------
Net income (loss)............................................................     $    11,016  $  (205,504) $  (344,784)
                                                                                  -----------  -----------  -----------
                                                                                  -----------  -----------  -----------

(1) Reclassifications have been made related to discontinued operations - see Note 3.

(2) Amounts represent revenues earned from an entity included in discontinued operations.



     See accompanying Notes which are an integral part of these Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                (In thousands, except per share and ADS amounts)

                                                                                        Years Ended December 31,
                                                                                  -------------------------------------
                                                                                     2003        2002(1)      2001(1)
                                                                                  -----------  -----------  -----------

Basic earnings (loss) per share and ADS: (2)

Basic earnings (loss) per share:
Continuing operations........................................................     $      0.02  $     (1.10) $     (4.38)
Discontinued operations......................................................            0.20        (2.95)       (2.38)
                                                                                  -----------  -----------  -----------
                                                                                  $      0.22  $     (4.05) $     (6.76)
                                                                                  -----------  -----------  -----------
                                                                                  -----------  -----------  -----------
Basic earnings (loss) per ADS: (2)
Continuing operations........................................................     $      0.21  $    (10.99) $    (43.77)
Discontinued operations......................................................            1.96       (29.50)      (23.85)
                                                                                  -----------  -----------  -----------
                                                                                  $      2.17  $    (40.49) $    (67.62)
                                                                                  -----------  -----------  -----------
                                                                                  -----------  -----------  -----------

Diluted earnings (loss) per share and ADS: (2)

Diluted earnings (loss) per share:
Continuing operations........................................................     $      0.02  $     (1.10) $     (4.38)
Discontinued operations......................................................            0.20        (2.95)       (2.38)
                                                                                  ------------ ------------------------
                                                                                  $      0.22  $     (4.05) $     (6.76)
                                                                                  -----------  -----------  -----------
                                                                                  -----------  -----------  -----------
Diluted earnings (loss) per ADS: (2)
Continuing operations........................................................     $      0.21  $    (10.99) $    (43.77)
Discontinued operations......................................................            1.94       (29.50)      (23.85)
                                                                                  -----------  -----------  -----------
                                                                                  $      2.15  $    (40.49) $    (67.62)
                                                                                  -----------  -----------  -----------
                                                                                  -----------  -----------  -----------

(1)  Reclassifications have been made related to discontinued operations - see Note 3.

(2)  ADS amounts have been restated to reflect the one-for-ten reverse split in June 2002.



     See accompanying Notes which are an integral part of these Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                        Years Ended December 31,
                                                                                  -------------------------------------
                                                                                     2003        2002 (1)     2001 (1)
                                                                                  -----------  -----------  -----------
Cash flows from continuing operating activities:
Net income (loss)............................................................     $     1,089  $   (55,769) $  (223,140)

Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
Depreciation and amortization ...............................................              79          460          131
Amortization of deferred policy acquisition costs ...........................               -        2,952          932
Deferred income tax expense .................................................               -        2,898           14
Interest credited on insurance policyholder accounts.........................           1,922        6,031        6,314
Net realized investment losses (gains).......................................          15,312       21,507      (18,507)
Change in net unrealized investment gains and losses
   on trading securities.....................................................         (22,617)      22,483      230,981
Net amortization of investment premiums and discounts........................             313          289          311
Stock based employee compensation expense....................................               -            -          530

Net changes in operating assets and liabilities:
   Trading equity securities.................................................          11,879       32,623      (92,558)
   Accrued investment income ................................................             (26)       2,314       (1,284)
   Deferred policy acquisition costs ........................................               -         (250)      (2,142)
   Other assets .............................................................             733          391        2,096
   Life insurance policy liabilities.........................................              (6)           4          175
   Accounts payable, accruals and other liabilities .........................            (804)      (3,196)      (5,863)
   Income taxes payable .....................................................             (26)      (3,034)         334

Other operating cash flows ..................................................             223         (471)       1,348
                                                                                  -----------  -----------  -----------
Net cash provided by (used in) continuing operations ........................           8,071       29,232     (100,328)
                                                                                  -----------  -----------  -----------
Write-off of doubtful receivables from discontinued operations...............               -      (15,614)           -
Capital paid in to discontinued operations...................................            (523)      (3,050)     (50,815)
Amounts due from (to) discontinued operations................................               -       (2,793)      22,015
                                                                                  -----------  -----------  -----------
Net cash used in discontinued operations ....................................            (523)     (21,457)     (28,800)
                                                                                  -----------  -----------  -----------
Net cash provided by (used in) operating activities .........................           7,548        7,775     (129,128)
                                                                                  -----------  -----------  -----------
Cash flows from investing activities:
Payment of guarantee obligations.............................................         (10,836)           -            -
Purchases of held-to-maturity fixed maturity securities .....................               -       (2,828)      (1,959)
Purchases of available-for-sale fixed maturity securities ...................         (17,096)      (7,447)     (80,190)
Purchases of available-for-sale equity securities............................               -            -      (16,000)
Proceeds from redemption of held-to-maturity fixed maturity securities.......               -            -        1,733
Proceeds from sale and maturity of available-for-sale fixed
   maturity securities ......................................................          24,595       96,884        3,664
Proceeds from sale of available-for-sale equity securities ..................               9            -      149,358
Proceeds from disposal of discontinued operations............................          16,148            -            -
Capital expenditures.........................................................              (4)         (16)         (96)
                                                                                  -----------  -----------  -----------
Net cash provided by investing activities ...................................          12,816       86,593       56,510
                                                                                  -----------  -----------  -----------

(1)   Reclassifications have been made related to discontinued operations - see Note 3.

     See accompanying Notes which are an integral part of these Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                                 (In thousands)

                                                                                        Years Ended December 31,
                                                                                  -------------------------------------
                                                                                     2003        2002 (1)     2001 (1)
                                                                                  -----------  -----------  -----------

Cash flows from financing activities:
Insurance policyholder contract deposits ....................................               -        6,827       74,368
Insurance policyholder benefits paid ........................................         (12,330)    (117,063)      (2,999)
Issuance of Ordinary Shares .................................................               -            -            3
Purchases of Ordinary Shares by the employee benefit trusts..................               -            -       (6,005)
Proceeds from disposal of shares by the employee benefit trusts..............               -           43          440
Dividends paid ..............................................................               -       (2,032)     (11,802)
Proceeds from issuance of notes payable......................................               -        2,440            -
Repayments of notes payable..................................................          (9,314)     (30,000)           -
                                                                                  -----------  -----------  -----------
Net cash provided by (used in) financing activities .........................         (21,644)    (139,785)      54,005
                                                                                  -----------  -----------  -----------

Net decrease in cash and cash equivalents ...................................          (1,280)     (45,417)     (18,613)
Cash and cash equivalents at beginning of year (2) ..........................          15,308       60,571       79,221
Foreign currency translation adjustment .....................................             380          154          (37)
                                                                                  -----------  -----------  -----------
Cash and cash equivalents at end of year (2), (3)............................     $    14,408  $    15,308  $    60,571
                                                                                  -----------  -----------  -----------
                                                                                  -----------  -----------  -----------


Supplemental disclosure of cash flow information: (2)

Cash paid (received) during the year for:
Interest ....................................................................     $       501  $       956  $       865
Income taxes (net of amounts recovered) .....................................     $       (51) $     1,408  $     1,575

Supplemental disclosure of non-cash investing activities:
Exchange of available-for-sale equity securities for trading equity
   securities................................................................     $         3  $        22  $       117

(1)   Reclassifications have been made related to discontinued operations - see Note 3.

(2)   Amounts reflect continuing operations only.  Does not include $999 of cash held in escrow as of December 31, 2003.

(3)   The amount for December 31, 2003 includes $3,834 in the Company's  insurance  subsidiary (LPAL) which is not currently available to fund the operations or commitments of the Company or its other subsidiaries.

     See accompanying Notes which are an integral part of these Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                (In thousands, except per share and ADS amounts)

                                                                                        Accumulated
                                                                                           Other
                                   Ordinary Shares    Additional              Employee    Compre-      Total
                                --------------------    Paid-in    Retained    Benefit     hensive  Shareholders'
                                  Number     Amount     Capital    Earnings    Trusts       Loss       Equity
                                ---------  ---------  ----------  ----------  ---------  ----------  ----------
Balance as of January 1, 2001      64,433  $   3,222  $   67,591  $  580,176  $ (58,003) $  (25,244) $  567,742

Net loss........................        -          -           -    (344,784)         -           -    (344,784)
Change in net unrealized
   gains and losses on
   available-for-sale securities        -          -           -           -          -      15,453      15,453
Foreign currency translation
   adjustment...................        -          -           -           -          -        (115)       (115)
Exercise of employee share
   options, including income
   tax effect...................        6          -         191           -        409           -         600
Grant of employee share
   options below fair market
   value........................        -          -         530           -          -           -         530
Net realized gains on
   disposal of shares held by
   the employee benefit trusts..        -          -          31           -          -           -          31
Cash dividends (23.2 cents
   net per share and $2.32
   per ADS)(1)..................        -          -           -     (11,802)         -           -     (11,802)
Issuance of Ordinary Shares.....        -          -           3           -          -           -           3
Purchase of shares by the
   employee benefit trusts......        -          -           -           -     (6,005)          -      (6,005)
                                ---------  ---------  ----------  ----------  ---------  ----------  ----------
Balance as of
   December 31, 2001............   64,439  $   3,222  $   68,346  $  223,590  $ (63,599) $   (9,906) $  221,653
                                ---------  ---------  ----------  ----------  ---------  ----------  ----------
                                ---------  ---------  ----------  ----------  ---------  ----------  ----------

Net loss........................        -  $       -  $        -  $ (205,504) $       -  $        -  $ (205,504)
Change in net unrealized
   gains and losses on
   available-for-sale securities        -          -           -           -          -       7,853       7,853
Foreign currency translation
   adjustment...................        -          -           -           -          -        (560)       (560)
Exercise of employee share
   options, including income
   tax effect...................        -          -           3           -         28           -          31
Warrants issued to bank.........        -          -          30           -          -           -          30
Net realized gains on disposal
   of shares held by the
   employee benefit trusts......        -          -          15           -          -           -          15
Cash dividends ($0.04 net
   per share and $0.40 per
   ADS) (1).....................        -          -           -      (2,032)         -           -      (2,032)
                                ---------  ---------  ----------  ----------  ---------  ----------  ----------
Balance as of
   December 31, 2002............   64,439  $   3,222  $   68,394  $   16,054  $ (63,571) $   (2,613) $   21,486
                                ---------  ---------  ----------  ----------  ---------  ----------  ----------
                                ---------  ---------  ----------  ----------  ---------  ----------  ----------

(1)  ADS amounts have been restated to reflect the one-for-ten reverse split in June 2002.


     See accompanying Notes which are an integral part of these Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                (In thousands, except per share and ADS amounts)

                                                                                        Accumulated
                                                                                           Other
                                    Ordinary Shares   Additional              Employee    Compre-       Total
                                --------------------   Paid-in     Retained    Benefit    hensive   Shareholders'
                                 Number     Amount     Capital     Earnings    Trusts      Loss        Equity
                                ---------  ---------  ----------  ----------  ---------  ----------  ----------

Balance as of January 1, 2003...   64,439  $   3,222  $   68,394  $   16,054  $ (63,571) $   (2,613) $   21,486

Net income......................        -          -           -      11,016          -           -      11,016
Change in net unrealized
   gains and losses on
   available-for-sale securities        -          -           -           -          -       1,886       1,886
Foreign currency translation
   adjustment...................        -          -           -           -          -         288         288
Warrants issued to bank ........        -          -         221           -          -           -         221
                                ---------  ---------  ----------  ----------  ---------  ----------  ----------
Balance as of
   December 31, 2003............   64,439  $   3,222  $   68,615  $   27,070  $ (63,571) $     (439) $   34,897
                                ---------  ---------  ----------  ----------  ---------  ----------  ----------
                                ---------  ---------  ----------  ----------  ---------  ----------  ----------



     See accompanying Notes which are an integral part of these Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                                                        Years Ended December 31,
                                                                                  -------------------------------------
                                                                                     2003         2002         2001
                                                                                  -----------  -----------  -----------

Net income (loss)............................................................     $    11,016  $  (205,504) $  (344,784)

Other comprehensive income, net of deferred income taxes:

Foreign currency translation adjustments, net of income taxes of $0...........            288         (560)        (115)

Change in net unrealized gains and losses related to continuing operations:
   Unrealized holding gains and losses on available-for-sale securities......              54       (1,116)      (1,623)
   Less: reclassification adjustment for gains and losses included in
     net income (loss).......................................................           1,832          366          836
   Deferred policy acquisition cost amortization adjustments.................               -         (551)         405

Change in net unrealized gains and losses related to discontinued operations:
   Change in net unrealized gains and losses on available-for-sale
     securities..............................................................               -        5,744       35,583
   Deferred policy acquisition cost amortization adjustments.................               -       (8,044)     (13,398)
   Deferred income taxes.....................................................               -          805       (6,350)
   Reclassification adjustment for losses of discontinued
     operations included in net income (loss)................................               -       10,649            -
                                                                                  -----------  -----------  -----------
Other comprehensive income ..................................................           2,174        7,293       15,338
                                                                                  -----------  -----------  -----------
Comprehensive income (loss) .................................................     $    13,190  $  (198,211) $  (329,446)
                                                                                  -----------  -----------  -----------
                                                                                  -----------  -----------  -----------





     See accompanying Notes which are an integral part of these Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Material Events

     The Ordinary Shares of Berkeley Technology Limited (the "Company" and together with its subsidiaries, the "Group") are traded on the London Stock Exchange and on the Over-the-Counter ("OTC") Bulletin Board in the U.S. in the form of American Depositary Shares ("ADSs"), which are evidenced by American Depositary Receipts ("ADRs"). During the second quarter of 2002, the Company completed a one-for-ten reverse split of its ADSs. Each ADS represents ten Ordinary Shares.

     On July 2, 2002, the Company announced that declines in the value of the investment portfolio of London Pacific Life & Annuity Company ("LPLA"), the Group's primary insurance company, due to persistent negative events in the equity and bond markets, continued to erode significantly the statutory capital of LPLA and that the Group had been unsuccessful in concluding a transaction to enhance the capital of LPLA. As a consequence, LPLA discontinued the issuance of new policies as of July 2, 2002. Although the statutory capital of the Group's Jersey insurance subsidiary, London Pacific Assurance Limited ("LPAL"), had not been affected by the adverse equity and bond markets to the same extent as the statutory capital of LPLA, the Company also announced on July 2, 2002 that LPAL would discontinue writing new policies effective immediately. The decision to discontinue the issuance of new policies through LPAL was made to avoid the increased capital requirements created by additional policyholder liabilities. Subsequent to this announcement and other announcements relating to the Company and LPLA, LPAL policy surrenders increased substantially. Approximately 80% of LPAL's $140.2 million in policyholder liabilities as of June 30, 2002 had been surrendered or had matured as of December 31, 2003. Of the $35.4 million in policyholder liabilities remaining at December 31, 2002, 18% matured and 3% were surrendered during 2003.

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

     On March 7, 2003, the Group entered into a definitive agreement to sell substantially all of the assets and operations of Berkeley Capital Management ("BCM"), its U.S. based asset management subsidiary. Consequently, the Company deconsolidated BCM as of March 31, 2003 and BCM's results of operations were reported separately in the income statement under discontinued operations since the first quarter of 2003.

     On May 7, 2003, the Group completed the sale of substantially all of the assets and operations of BCM to a company majority-owned by funds under the management of Putnam Lovell NBF Private Equity. The Group received initial proceeds of $8.06 million in cash at the closing of the transaction, and an additional $0.08 million in cash, representing a purchase price adjustment pursuant to the sale agreement, in July 2003. The Group received a further $1.0 million in cash on December 30, 2003. The Group has been notified that it will not receive any of the $1.25 million in cash earnout payments under the sale agreement. The sale agreement contains certain customary indemnities given by the Group to the purchaser, such as for any claims related to the period prior to closing of the transaction. The Group has not been notified of any such claims. At the time of the sale, BCM's assets under management were approximately $1.2 billion. The Group recognized a book gain on sale of $7.9 million in the second quarter of 2003. For further information, see Note 3 "Discontinued Operations" below.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     On May 9, 2003, the Group entered into a definitive agreement to sell all of the outstanding stock of London Pacific Advisory Services, Inc., London Pacific Securities, Inc. and LPA Insurance Agency, Inc. together with the associated assets of the advisory business held within London Pacific Technologies, Inc. and LP Advisors, Inc. (collectively, "LPA" or the "LPA business") for total consideration of up to $16.2 million, to a wholly-owned subsidiary of SunGard Data Systems Inc. ("SunGard"). On June 5, 2003, this sale was completed and the Group received $6.95 million in cash consideration (which excluded $1.25 million held back to cover any shortfall to the agreed minimum tangible net asset value of the LPA assets minus the liabilities acquired in the transaction, and to cover any indemnity obligations). In September 2003, the Group received $0.06 million out of the $0.25 million holdback after agreeing the LPA tangible net asset value with SunGard. The remaining $1.0 million held will be used to cover any indemnity obligations arising within the 18 month period following the close of the transaction. SunGard did not assume LPA's net liability of $10.6 million to Berkeley International Capital Corporation ("BICC"), another Group subsidiary. The Group may receive up to a further $8.0 million cash earnout payment that will be equal in amount to one-half of the cumulative operating profits from the LPA business in the three year period immediately following closing of the sale to SunGard. This earnout payment will be paid within approximately 60 days following the third anniversary of the closing of the transaction. There is no guarantee that the Group will receive any portion of the earnout payment. The sale agreement contains certain customary indemnities given by the Group to the purchaser, such as for any claims related to the period prior to closing of the transaction. The Group is not aware of any unresolved claims. At the time of the sale, LPA's assets under management, consulting or administration were approximately $2.6 billion. The Group recognized a book gain on sale of $3.7 million in the second quarter of 2003. For further information, see Note 3 "Discontinued Operations" below.

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


Note 2.    Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

     The accompanying consolidated financial statements have been prepared by the Company in conformity with United States generally accepted accounting principles ("U.S. GAAP"). These consolidated financial statements include the accounts of the Company, its subsidiaries (with the exception of LPLA, BCM and LPA as discussed above in Note 1 "Material Events"), the Employee Share Option Trust ("ESOT") and the Agent Loyalty Opportunity Trust ("ALOT"). Significant subsidiaries included in the continuing operations of the Group and discussed in this document include London Pacific Assurance Limited and Berkeley International Capital Corporation. All intercompany transactions and balances have been eliminated in consolidation except for intercompany transactions between continuing and discontinued operations principally related to investment management fees from LPLA (discontinued operations) to the continuing operations which are disclosed in Note 3 and Note 21 below.

     During the second quarter of 2002, the Company completed a one-for-ten reverse split of its ADSs. On June 24, 2002, every ten of the Company's ADSs issued and outstanding were converted and reclassified into one post-split ADS. Consequently, effective from the opening of business on June 24, 2002, each ADS is equal to ten Ordinary Shares. All earnings (loss) per ADS amounts disclosed in these financial statements have been restated to reflect this split.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     The consolidated balance sheet is presented in an unclassified format as the majority of the Group's assets relate to its continuing life insurance and annuities business. The Group's other business is venture capital and consulting.

     The Company is incorporated under the laws of Jersey, Channel Islands. Its Ordinary Shares are traded on the London Stock Exchange and in the U.S. on the OTC Bulletin Board in the form of ADSs, which are evidenced by ADRs. Pursuant to the regulations of the U.S. Securities and Exchange Commission ("SEC"), the Company is considered a U.S. domestic registrant and must file financial statements prepared under U.S. GAAP.

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

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

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

     From  July  2,  2002,  the  Company's  life  insurance  subsidiary,   LPAL,
discontinued writing new policies. As of September 30, 2002, all deferred policy acquisition costs were written off.

Property, Equipment and Leasehold Improvements

     Property, equipment and leasehold improvements are stated at cost less accumulated depreciation. Depreciation is calculated on a straight-line basis at rates sufficient to write-off such assets over their estimated useful lives on the following basis:

       Furniture and equipment                          -  five years
       Computer equipment, including software           -  three to five years
       Leasehold improvements                           -  life of lease

     Assets held under capital leases are included in property, equipment and leasehold improvements and are depreciated over their estimated useful lives. The future obligations under these leases are included in accounts payable and accruals. Interest paid on capital leases is charged to the income statement over the periods of the leases.

Goodwill

     Goodwill is recorded at acquisition of subsidiaries. Goodwill at acquisition arises where the consideration given exceeds the fair value attributed to the separable net assets. All goodwill on acquisitions was capitalized until January 1, 2002, and amortized on a straight-line basis over its estimated useful economic life, generally 25 years. Beginning January 1, 2002, goodwill is no longer amortized, but is regularly evaluated for impairment and any impairment losses are recognized in the consolidated income statement. All unamortized goodwill in the continuing operations was written-off as of the end of 2002.

Life Insurance Policy Liabilities, Revenues and Expenses

     Life insurance policy liabilities, premium revenues and related expenses are accounted for in accordance with Statement of Financial Accounting Standards No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments," as follows:

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     i) Life insurance policy liabilities for deferred annuities are accounted for as investment-type insurance products and are recorded at accumulated value (premiums received, plus accrued interest to the balance sheet date, less withdrawals and assessed fees).

     ii) Revenues for investment-type insurance products consist of charges assessed against policy account values for surrenders.

     iii) Benefits for investment-type insurance products are charged to expense when incurred and reflect the claim amounts in excess of the policy account balance. Expenses for investment-type products include the interest credited to the policy account balance.

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

     Fees relating to venture capital activities are recognized in income when the investment transaction is completed. Fees for consulting services are recognized in income on an accrual basis, based upon when services are performed.

Stock Based Compensation

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

     Had compensation expense for the Company's ESOT activity been determined based upon the fair value method in accordance with SFAS 123, the Company's consolidated net income (loss) and earnings (loss) per share and ADS would have been decreased or increased to the pro forma amounts as reflected below:

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                                                                                        Years Ended December 31,
                                                                                  -------------------------------------
                                                                                     2003         2002         2001
                                                                                  -----------  -----------  -----------
                                                                                    (In thousands, except per share
                                                                                            and ADS amounts)

Net income (loss) as reported................................................     $    11,016  $  (205,504) $  (344,784)
Add: Stock based employee compensation expense included in
   reported income (loss), net of related tax effects........................               -           -           530

Deduct: Total stock based employee compensation expense determined
   under fair value based methods for all awards, net of related tax effects.            (145)        (796)      (5,165)
                                                                                  -----------  -----------  -----------
Pro forma net income (loss) .................................................     $    10,871  $  (206,300) $  (349,419)
                                                                                  -----------  -----------  -----------
                                                                                  -----------  -----------  -----------

Basic earnings (loss) per share:
As reported..................................................................            0.22        (4.05)       (6.76)
Pro forma....................................................................            0.21        (4.06)       (6.85)
Basic earnings (loss) per ADS: (1)
As reported..................................................................            2.17       (40.49)      (67.62)
Pro forma....................................................................            2.14       (40.65)      (68.53)
Diluted earnings (loss) per share:
As reported..................................................................            0.22        (4.05)       (6.76)
Pro forma....................................................................            0.21        (4.06)       (6.85)
Diluted earnings (loss) per ADS: (1)
As reported..................................................................            2.15       (40.49)      (67.62)
Pro forma....................................................................            2.12       (40.65)      (68.53)
Weighted-average fair value of options granted
   at market price during year...............................................               -         0.23         2.38
Weighted-average fair value of options granted
   at less than market price during year.....................................               -            -         2.86

(1)      ADS amounts have been restated to reflect the one-for-ten reverse split in June 2002.

     The pro forma disclosures shown above were calculated for all options granted after December 31, 1994 using a Black-Scholes option pricing model with the following assumptions:

                                                                                    2003 (1)       2002         2001
                                                                                  -----------  -----------  -----------
Expected dividend yield (2)..................................................               -            -            -
Expected stock price volatility..............................................               -         125%          76%
Risk-free interest rate......................................................               -        3.95%        5.09%
Weighted-average expected life (in years)....................................               -            5            5

(1) No grants were made in 2003.

(2) As the Company paid a constant dividend amount for 2001, a deduction to the share price was made in the amount of the net present value of the dividend and the dividend yield in the option pricing model was set to zero.  For 2002, the deduction to the share price was zero, as future dividends have not been assumed.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Earnings Per Share and ADS

     The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." This statement requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income or loss by the weighted-average number of Ordinary Shares outstanding during the applicable period, excluding shares held by the ESOT and the ALOT which are regarded as treasury stock for the purposes of this calculation. The Company has issued employee share options, which are considered potential common stock under SFAS
128. The Company has also issued Ordinary Share warrants to the Bank of Scotland in connection with the Company's bank facility (now terminated), which are also considered potential common stock under SFAS 128. Diluted earnings per share is calculated by dividing net income by the weighted average number of Ordinary Shares outstanding during the applicable period as adjusted for these potentially dilutive options and warrants which are determined based on the "Treasury Stock Method."

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

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Recently Issued Accounting Pronouncements

     In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities," which requires the consolidation of variable interest entities ("VIE"), as defined in FIN 46. In December 2003, the FASB completed deliberations of proposed modifications to FIN 46 ("Revised Interpretations") resulting in multiple effective dates based on the nature as well as the creation date of the VIE. VIEs created after January 31, 2003, but prior to January 1, 2004, may be accounted for either based on the original interpretation or the Revised Interpretations. However, the Revised Interpretations must be applied no later than the first quarter of fiscal year 2004. VIEs created after January 1, 2004 must be accounted for under the Revised Interpretations. As of December 31, 2003, the Group does not have entities meeting the definition of a VIE and does not expect the adoption of FIN 46 to have an impact on its financial statements.

     In December 2003, the FASB issued Statement of Financial Accounting Standard No. 132 (revised 2003) ("SFAS 132(R)"), Employers' Disclosures about Pensions and Other Postretirement Benefits." SFAS 132(R) does not change the measurement or recognition provisions of other FASB statements but requires additional disclosures to those in the original SFAS 132 about the assets, obligations, cash flows, and net periodic benefit cost of defined benefit pension plans and other defined benefit postretirement plans. As the pension plan for Jersey, Channel Islands employees is in the process of being terminated, the Group will not be adopting the disclosure requirements of SFAS 132(R) in 2004.

Use of Estimates

     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of these consolidated financial statements as well as the reported amount of revenues and expenses during this reporting period. Actual results could differ from these estimates. Certain estimates such as fair value and actuarial assumptions have a significant impact on the gains and losses recorded on investments and balance of life insurance policy liabilities.

Reclassifications

     Certain reclassifications were made to prior year amounts to conform with the current year's presentation. These reclassifications had no effect on the net income or shareholders' equity for the prior years.


Note 3.   Discontinued Operations

(a) London Pacific Life & Annuity Company

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

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     A summary of LPLA's pre-tax operating results for the years ended December 31, 2002 and 2001, are shown below.

                                                                                  Years ended December 31,
                                                                                  ------------------------
                                                                                    2002 (1)       2001
                                                                                  -----------  -----------
                                                                                      (In thousands)
Revenues:
Investment income before intercompany management fee expense...................... $   62,453   $  134,758
Intercompany management fee expense (2)...........................................     (3,632)     (11,831)
Other income......................................................................      4,176        7,048
Net realized and change in net unrealized investment gains and losses.............    (97,618)    (164,773)
                                                                                  -----------  -----------
Total revenues and net investment losses..........................................    (34,621)     (34,798)

Expenses:
Interest credited on insurance policyholder accounts..............................     56,133      112,651
Amortization of deferred policy acquisition costs.................................     17,145       22,808
Other expenses....................................................................      4,593        7,573
                                                                                  -----------  -----------
Total expenses....................................................................     77,871      143,032
                                                                                  -----------  -----------
Loss before income taxes.......................................................... $ (112,492)  $ (177,830)
                                                                                  -----------  -----------
                                                                                  -----------  -----------

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

(2) Fees in the amount of $2,908,000 and $9,924,000 for the years ended December 31, 2002 and 2001,  respectively, were paid to and included in the revenues of the venture capital and consulting business segment of continuing operations.  The remaining fees were paid to the asset management business segment of discontinued operations.

     The loss on disposal of discontinued operations, net of tax, was recorded in the third quarter of 2002 and reported in the Group's Form 10-Q as follows:

                                                                                              (In thousands)

Net unrealized losses on available-for-sale securities, net of
   deferred policy acquisition cost amortization adjustments and deferred income taxes........  $   10,649
Impairment on long-lived assets (LPLA's net assets)...........................................      12,269
Write-off of doubtful receivables from LPLA...................................................      15,614
                                                                                               -----------
                                                                                                    38,532

Income tax benefit............................................................................           -
                                                                                               -----------
Net loss on disposal of discontinued operations...............................................  $   38,532
                                                                                               -----------
                                                                                               -----------

     Previously, LPLA had been included in the Group's life insurance and annuities business segment.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(b) Berkeley Capital Management

     As described in Note 1 "Material Events," the Group entered into a definitive agreement to sell substantially all of the assets and operations of BCM on March 7, 2003, and on May 7, 2003 completed the sale. In connection therewith, the Company deconsolidated BCM as of March 31, 2003 and BCM's assets and liabilities are shown as total assets of discontinued operations and total liabilities of discontinued operations in the prior period consolidated balance sheet, in accordance with SFAS 144. The Company does not expect to receive any material amounts of income from its asset management segment in the foreseeable future. The results of operations of BCM and, in addition for 2002, the results of Berkeley International Limited ("BIL") (the remainder of the asset management segment in that period) have been reported in discontinued operations.

     A summary of BCM's pre-tax operating results (including the results of the remainder of the asset management segment for the prior periods from BIL) for the years ended December 31, 2003, 2002 and 2001, and BCM's total assets and total liabilities as of December 31, 2002, are shown below.

                                                                                        Years Ended December 31,
                                                                                  -------------------------------------
                                                                                     2003         2002         2001
                                                                                  -----------  -----------  -----------
                                                                                             (In thousands)
Revenues:
Asset management fees........................................................     $     1,364  $     4,493  $     4,810
Intercompany management fee income (1).......................................               5          763        1,954
                                                                                  -----------  -----------  -----------
Total revenues...............................................................           1,369        5,256        6,764

Operating expenses...........................................................           1,403        4,643        5,316
                                                                                  -----------  -----------  -----------
Income (loss) before income taxes............................................     $       (34) $       613  $     1,448
                                                                                  -----------  -----------  -----------
                                                                                  -----------  -----------  -----------

(1) Fees were paid from and  included  in the net  revenues of the life  insurance  and  annuities  business  segment of  continuing operations  (LPAL) of $5,000,  $39,000 and $47,000 for the years ended  December 31,  2003,  2002 and 2001,  respectively.  For the years ended  December  31, 2002 and 2001,  these fees also  include  $724,000 and  $1,907,000,  respectively,  received  from LPLA (discontinued operations).

                                                                                               December 31,
                                                                                                  2002
                                                                                               -----------
                                                                                              (In thousands)
Assets of discontinued operations:
Cash.......................................................................................... $       401
Property and equipment, net...................................................................         125
Goodwill, net.................................................................................       1,267
Other assets..................................................................................         209
                                                                                               -----------
Total assets of discontinued operations....................................................... $     2,002
                                                                                               -----------
                                                                                               -----------
Liabilities of discontinued operations:
Accounts payable, accruals and other liabilities.............................................. $       413
                                                                                               -----------
Total liabilities of discontinued operations.................................................. $       413
                                                                                               -----------
                                                                                               -----------

     The $7,949,000 gain on sale of discontinued operations, net of tax of $0, was recorded in the second quarter of 2003 and reported in the Group's Form 10-Q for that quarter.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

      Previously, BCM was included in the Group's asset management business segment.

(c) London Pacific Advisors

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

     A summary of LPA's pre-tax operating results for the years ended December 31, 2003, 2002 and 2001, respectively, and LPA's total assets and total liabilities (excluding LPA's net liability to BICC which was not part of the sale) as of December 31, 2002, are shown below.

                                                                                        Years Ended December 31,
                                                                                  -------------------------------------
                                                                                     2003         2002         2001
                                                                                  -----------  -----------  -----------
                                                                                             (In thousands)
Revenues:
Investment income............................................................     $         4  $        18  $        37
Gross financial advisory services fees.......................................           5,820       16,184       18,627
Payments due to independent advisors.........................................          (3,477)     (10,029)     (12,039)
                                                                                  -----------  -----------  -----------
Total net revenues...........................................................           2,347        6,173        6,625

Expenses.....................................................................           4,069       10,440       10,437
                                                                                  -----------  -----------  -----------
Loss before income taxes.....................................................     $    (1,722) $    (4,267) $    (3,812)
                                                                                  -----------  -----------  -----------
                                                                                  -----------  -----------  -----------



                                                                                               December 31,
                                                                                                   2002
                                                                                               -----------
                                                                                              (In thousands)
Assets of discontinued operations:
Cash and investments.......................................................................    $       566
Property and equipment, net................................................................          2,986
Goodwill, net..............................................................................          1,301
Other assets...............................................................................          1,535
                                                                                               -----------
Total assets of discontinued operations....................................................    $     6,388
                                                                                               -----------
                                                                                               -----------
Liabilities of discontinued operations:
Accounts payable, accruals and other liabilities............................................   $     2,141
                                                                                               -----------
Total liabilities of discontinued operations................................................   $     2,141
                                                                                               -----------
                                                                                               -----------

     The $3,772,000 gain on sale of discontinued operations, and tax expense on the gain of $36,000, were recorded in the second quarter of 2003 and reported in the Group's Form 10-Q for that quarter.

     Previously, LPA was included in the Group's financial advisory services business segment.

     SunGard did not assume LPA's net liability of $10.6 million to BICC.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 4.    Investments

Summary Cost and Fair Value Information

Fixed Maturity Securities

     An analysis of fixed maturity securities is as follows:


                                                                     December 31,
                                --------------------------------------------------------------------------------------
                                                   2003                                        2002
                                ------------------------------------------  ------------------------------------------
                                             Gross      Gross    Estimated               Gross      Gross    Estimated
                                Amortized Unrealized Unrealized     Fair    Amortized Unrealized Unrealized     Fair
                                  Cost       Gains    Losses       Value      Cost       Gains     Losses      Value
                                ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                   (In thousands)
Available-for-Sale:
Non-U.S. corporate
  debt securities..........     $  18,354  $      48  $     (89) $  18,313  $  12,709  $     115  $      (9) $  12,815
Corporate debt securities           7,049         33         (2)     7,080     17,772         90       (342)    17,520
                                ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Total fixed maturity securities $  25,403  $      81  $     (91) $  25,393  $  30,481  $     205  $    (351) $  30,335
                                ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

     During 2002, $871,000 in private corporate debt securities classified as held-to-maturity were considered by management to be other-than-temporarily impaired and consequently their amortized cost was reduced to zero during 2002.

     As of December 31, 2003, there were no non-income producing fixed maturity securities for the twelve months preceding December 31, 2003.

Contractual Maturities

     The amortized cost and estimated fair value of fixed maturity securities as of December 31, 2003 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities as certain issuers have the right to call and certain borrowers have the right to prepay obligations without penalty.

                                                                                     Available-for-Sale
                                                                                  ------------------------
                                                                                                Estimated
                                                                                   Amortized       Fair
                                                                                     Cost         Value
                                                                                  -----------  -----------
                                                                                       (In thousands)

Due in one year or less ........................................................  $     4,939  $     4,957
Due after one year through five years...........................................       20,464       20,436
                                                                                  -----------  -----------
                                                                                  $    25,403  $    25,393
                                                                                  -----------  -----------
                                                                                  -----------  -----------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equity Securities

     Equity   securities  are  comprised  of   available-for-sale   and  trading
securities. An analysis of equity securities is as follows:

                                                                     December 31,
                                --------------------------------------------------------------------------------------
                                                   2003                                        2002
                                ------------------------------------------  ------------------------------------------
                                             Gross      Gross    Estimated               Gross      Gross    Estimated
                                          Unrealized Unrealized     Fair              Unrealized Unrealized     Fair
                                  Cost       Gains    Losses       Value      Cost       Gains     Losses      Value
                                ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                                                   (In thousands)
Private corporate equity
  securities...............     $   4,262  $       -  $       -  $   4,262  $   8,980  $       -  $  (1,750) $   7,230
                                ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Total available-for-sale
  equity securities........         4,262          -          -      4,262      8,980          -     (1,750)     7,230

Trading securities.........         4,544     12,546       (208)    16,882     26,785      5,236    (15,516)    16,505
                                ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
Total equity securities....     $   8,806  $  12,546  $    (208) $  21,144  $  35,765  $   5,236  $ (17,266) $  23,735
                                ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                ---------  ---------  ---------  ---------  ---------  ---------  ---------  ---------

     Trading securities are carried at fair value with changes in net unrealized gains and losses of $22,617,000, $(22,483,000) and $(230,981,000) included in the income and losses for the years ended December 31, 2003, 2002 and 2001, respectively. During 2002, the loss from the change in net unrealized gains and losses on trading securities included a reclassification adjustment of
$8,761,000 related to securities purchased from LPLA at above the Group's original cost.

Investment Concentration and Risk

     As of December 31, 2003, equity securities held by the Group included an investment in Packeteer, Inc. of $16,336,000 which represented more than 10% of shareholders' equity as of that date. Due to the increase in shareholders' equity and the sale of fixed maturity securities during 2003, all fixed maturity securities accounted for less than 10% of shareholders' equity as of December 31, 2003.

     As of December 31, 2003, 100% of the Group's $25.4 million in fixed maturity securities, 99% of the Group's $4.3 million in available-for-sale private equity securities, and 80% of the Group's $16.9 million in trading securities were owned by the Company's Jersey based life insurance subsidiary, LPAL. LPAL is a regulated insurance company, and as such it must meet stringent capital adequacy requirements and it may not make any distributions without the consent of LPAL's independent actuary. LPAL'S INVESTMENTS ARE THEREFORE NOT CURRENTLY AVAILABLE TO FUND THE OPERATIONS OR COMMITMENTS OF THE COMPANY OR ITS OTHER SUBSIDIARIES.

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

     Fixed  maturity   securities   considered   less  than   investment   grade
approximated 1.2% and 10.7% of total fixed maturity securities as of December 31, 2003 and 2002, respectively.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Net Unrealized Gains (Losses) on Available-for-Sale Securities

     Net unrealized losses on fixed maturity securities classified as available-for-sale as of December 31, 2003 totaled $10,000. There were no related deferred policy acquisition cost adjustments or income taxes. As of December 31, 2002, for continuing operations, the net unrealized losses on fixed maturity securities classified as available-for-sale were $146,000.

     There were no net unrealized losses on equity securities classified as available-for-sale as of December 31, 2003. As of December 31, 2002, for continuing operations, the net unrealized losses on equity securities classified as available-for-sale totaled $1,750,000. There were no related income taxes.

     Changes in net unrealized gains and losses on available-for-sale securities included in other comprehensive income for the years ended December 31, 2001, 2002 and 2003 were as follows:

                                                                                      Net Unrealized Gains (Losses)
                                                                                  -------------------------------------
                                                                                     Fixed
                                                                                   Maturity      Equity
                                                                                  Securities   Securities     Total
                                                                                  -----------  -----------  -----------
                                                                                            (In thousands)
Net unrealized losses on available-for-sale securities as of
  December 31, 2000.............................................................. $   (18,993) $    (6,209) $   (25,202)

Changes during the year ended December 31, 2001 for continuing operations:
   Unrealized holding gains and losses on available-for-sale securities..........         458       (2,081)      (1,623)
   Reclassification adjustment for gains and losses included in net income (loss)         724          112          836
   Decrease in amortization of deferred policy acquisition costs.................         405            -          405
Changes during the year ended December 31, 2001 for discontinued operations:
   Change in net unrealized gains and losses on available-for-sale securities....      27,687        7,896       35,583
   Increase in amortization of deferred policy acquisition costs.................     (13,398)           -      (13,398)
   Increase in deferred income tax liabilities...................................      (5,001)      (1,349)      (6,350)
                                                                                  -----------  -----------  -----------
Net unrealized losses on available-for-sale securities as of
   December 31, 2001.............................................................      (8,118)      (1,631)      (9,749)

Changes during the year ended December 31, 2002 for continuing operations:
   Unrealized holding gains and losses on available-for-sale securities..........        (116)      (1,000)      (1,116)
   Reclassification adjustment for gains and losses included in net income (loss)        (878)       1,244          366
   Increase in amortization of deferred policy acquisition costs.................        (551)           -         (551)
Changes during the year ended December 31, 2002 for discontinued operations:
   Change in net unrealized gains and losses on available-for-sale securities....      16,584      (10,840)       5,744
   Increase in amortization of deferred policy acquisition costs.................      (8,044)           -       (8,044)
   Decrease (increase) in deferred income tax liabilities........................      (2,989)       3,794          805
   Reclassification adjustment for losses of discontinued operations included
    in net income (loss).........................................................       3,966        6,683       10,649
                                                                                  -----------  -----------  -----------
Net unrealized losses on available-for-sale securities as of
   December 31, 2002.............................................................        (146)      (1,750)      (1,896)

Changes during the year ended December 31, 2003 for continuing operations:
   Unrealized holding gains and losses on available-for-sale securities..........          54            -           54
   Reclassification adjustment for gains and losses included in net income.......          82        1,750        1,832
                                                                                  -----------  -----------  -----------
Net unrealized losses on available-for-sale securities as of
   December 31, 2003............................................................. $       (10) $         -  $       (10)
                                                                                  -----------  -----------  -----------
                                                                                  -----------  -----------  -----------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Net Investment Income

     The details of investment income, net of investment expenses, are as follows:

                                                                                          Years Ended December 31,
                                                                                  -------------------------------------
                                                                                     2003         2002         2001
                                                                                  -----------  -----------  -----------
                                                                                             (In thousands)

Interest on fixed maturity securities........................................     $     1,611  $     5,972  $     6,040
Interest on cash and cash equivalents........................................             280          629        2,147
                                                                                  -----------  -----------  -----------
Gross investment income......................................................           1,891        6,601        8,187
Investment expenses..........................................................              (4)         (11)          (6)
                                                                                  -----------  -----------  -----------
                                                                                        1,887        6,590        8,181
Interest credited on insurance policyholder accounts.........................          (1,922)      (6,031)      (6,314)
                                                                                  -----------  -----------  -----------
Net investment income (loss).................................................     $       (35) $       559  $     1,867
                                                                                  -----------  -----------  -----------
                                                                                  -----------  -----------  -----------

     Investment expenses included costs of investment administration, primarily custodial fees.

Realized Gains and Losses

     Information about gross and net realized gains and losses on securities transactions is as follows:

                                                                                          Years Ended December 31,
                                                                                  -------------------------------------
                                                                                     2003         2002         2001
                                                                                  -----------  -----------  -----------
                                                                                             (In thousands)

Realized gains (losses) on securities transactions:
Fixed maturities, available-for-sale:
   Gross gains...............................................................     $        43  $     1,798  $        13
   Gross losses .............................................................            (286)     (15,611)      (7,042)
                                                                                  -----------  -----------  -----------
Net realized losses on fixed maturities, available-for-sale .................            (243)     (13,813)      (7,029)
                                                                                  -----------  -----------  -----------
Fixed maturities, held-to-maturity:
   Gross losses..............................................................               -       (2,125)        (434)
                                                                                  -----------  -----------  -----------
Equity securities, trading:
   Gross gains...............................................................           4,874        5,601       36,070
   Gross losses..............................................................         (15,237)      (1,629)           -
                                                                                  -----------  -----------  -----------
Net realized gains (losses) on equity securities, trading ...................         (10,363)       3,972       36,070
                                                                                  -----------  -----------  -----------
Equity securities, available-for-sale:
   Gross gains...............................................................               9            -          456
   Gross losses..............................................................          (4,715)      (9,541)     (10,556)
                                                                                  -----------  -----------  -----------
Net realized losses on equity securities, available-for-sale ................          (4,706)      (9,541)     (10,100)
                                                                                  -----------  -----------  -----------

Net realized investment gains (losses) on securities transactions............     $   (15,312) $   (21,507) $    18,507
                                                                                  -----------  -----------  -----------
                                                                                  -----------  -----------  -----------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     During 2003, the Group's management determined that three private equity investments in technology companies were other-than-temporarily impaired and consequently recorded realized losses totaling $4.7 million in the consolidated statement of income.

     During 2002, the Group's management determined that two private equity investments in technology companies were other-than-temporarily impaired and consequently recorded realized losses totaling $8.2 million in the consolidated statement of income. Management considered certain other private corporate debt and equity investments to be other-than-temporarily impaired and recorded realized losses totaling $12.7 million in the consolidated statement of income. In addition during 2002, management considered one public corporate debt security classified as available-for-sale to be other-than-temporarily impaired and recorded a realized loss of $0.3 million in the consolidated statement of income for the difference between the amortized cost and the fair value of this security.


Note 5.    Deferred Policy Acquisition Costs

     Deferred policy acquisition cost activity was as follows:


                                                                                          Years Ended December 31,
                                                                                  -------------------------------------
                                                                                     2003         2002         2001
                                                                                  -----------  -----------  -----------
                                                                                             (In thousands)

Balance as of January 1......................................................     $         -  $     3,113  $     1,509
Deferral of costs relating to:
Commissions .................................................................               -          169        1,737
Other .......................................................................               -           81          405
                                                                                  -----------  -----------  -----------
                                                                                            -          250        2,142
Amortization relating to:
Operations ..................................................................               -        2,952          262
Investment gains ............................................................               -            -          670
                                                                                  -----------  -----------  -----------
                                                                                            -        2,952          932
                                                                                  -----------  -----------  -----------
Net deferral ................................................................               -       (2,702)       1,210
Adjustment for unrealized losses (gains) on available-for-sale fixed
   maturity securities.......................................................               -         (551)         405
Increase (decrease) due to foreign exchange..................................               -          140          (11)
                                                                                  -----------  -----------  -----------
Balance as of December 31 ...................................................     $         -  $         -  $     3,113
                                                                                  -----------  -----------  -----------
                                                                                  -----------  -----------  -----------

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

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Note 6.    Property and Equipment

     Property and equipment are carried at cost and consisted of the following:

                                                                                         December 31,
                                                                                  ------------------------
                                                                                     2003         2002
                                                                                  -----------  -----------
                                                                                       (In thousands)

Property, equipment and leasehold improvements................................... $     1,549  $     1,539
Accumulated depreciation.........................................................      (1,432)      (1,350)
                                                                                  -----------  -----------
Property and equipment, net...................................................... $       117  $       189
                                                                                  -----------  -----------
                                                                                  -----------  -----------


Note 7.    Goodwill

       Goodwill activity was as follows:

                                                                                          Years Ended December 31,
                                                                                  -------------------------------------
                                                                                     2003         2002         2001
                                                                                  -----------  -----------  -----------
                                                                                             (In thousands)

Cost:
Balance as of January 1 .....................................................     $       816  $     1,205  $     1,205
Goodwill written-off.........................................................               -         (389)           -
                                                                                  -----------  -----------  -----------
Balance as of December 31 ...................................................             816          816        1,205

Accumulated amortization:
Accumulated amortization as of January 1 ....................................             816          816          768
Amortization recorded........................................................               -            -           48
                                                                                  -----------  -----------  -----------
Accumulated amortization as of December 31 ..................................             816          816          816
                                                                                  -----------  -----------  -----------
Net book value as of December 31 ............................................     $         -  $         -  $       389
                                                                                  -----------  -----------  -----------
                                                                                  -----------  -----------  -----------

     Had SFAS 142 been in effect prior to January 1, 2002, the Group's reported net loss and loss per share and ADS would have been as follows:

                                                                                                Year Ended
                                                                                                 December
                                                                                                 31, 2001
                                                                                               -----------
                                                                                              (In thousands,
                                                                                                except per
                                                                                              share and ADS
                                                                                                 amounts)
Net loss from continuing operations:
As reported.................................................................................   $  (223,140)
Goodwill adjustment.........................................................................            48
                                                                                               -----------
Adjusted....................................................................................   $  (223,092)
                                                                                               -----------
                                                                                               -----------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                                                                                                Year Ended
                                                                                                 December
                                                                                                 31, 2001
                                                                                               -----------
                                                                                              (In thousands,
                                                                                                except per
                                                                                              share and ADS
                                                                                                 amounts)
Basic and diluted loss per share (continuing operations):
As reported.................................................................................   $     (4.38)
Effect of goodwill amortization.............................................................             -
                                                                                               -----------
Adjusted....................................................................................   $     (4.38)
                                                                                               -----------
                                                                                               -----------
Basic and diluted loss per ADS (continuing operations):
As reported.................................................................................   $    (43.77)
Effect of goodwill amortization.............................................................          0.01
                                                                                               -----------
Adjusted....................................................................................   $    (43.76)
                                                                                               -----------
                                                                                               -----------

     In accordance with SFAS 142, the Group evaluated its carrying value of goodwill during 2002 and determined that the goodwill carried on the books of BICC was impaired. Subsequent to the loss of control of LPLA and the termination of the investment management contract for LPLA's investment portfolio, the value of BICC's technology venture capital business became less certain. Consequently, BICC's unamortized goodwill balance of approximately $389,000 was written-off during 2002.


Note 8.    Cash Held in Escrow

     Cash held in escrow as of December 31, 2003 consisted of the proceeds from the sale of LPA on June 5, 2003. Funds are due to be released with accrued interest in December 2004, less any amounts related to indemnification matters as set out in the sale agreement.


Note 9.    Other Assets

     An analysis of other assets is as follows:

                                                                                         December 31,
                                                                                  ------------------------
                                                                                     2003         2002
                                                                                  -----------  -----------
                                                                                       (In thousands)

Prepayments ...................................................................   $       499  $       757
Receivables:
   Income tax refund receivable................................................            17           61
   Fee income receivable.......................................................             7            -
   Other receivables ..........................................................             3           70
   Due from brokers............................................................             -          472
                                                                                  -----------  -----------
Total other assets  ...........................................................   $       526  $     1,360
                                                                                  -----------  -----------
                                                                                  -----------  -----------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 10.    Life Insurance Policy Liabilities

     An analysis of life insurance policy liabilities is as follows:

                                                                                        December 31,
                                                                                  ------------------------
                                                                                     2003         2002
                                                                                  -----------  -----------
                                                                                       (In thousands)

Deferred annuities - policyholder contract deposits ...........................   $    27,896  $    35,441
Other policy claims and benefits ..............................................           158            -
                                                                                  -----------  -----------
                                                                                  $    28,054  $    35,441
                                                                                  -----------  -----------
                                                                                  -----------  -----------

     The liability for future policy benefits and policyholder contract deposits was determined based on the following assumptions:

Interest Rate Assumptions

     Guaranteed reset rates were 3.0% for seven year annuity products issued in 2002. For three and five year annuity products, credited interest rates generally ranged from 3.30% to 7.40% in 2003, 3.30% to 7.40% in 2002, and from 3.45% to 7.40% in 2001.

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


Note 11.   Statutory Financial Information and Restrictions

     LPAL is regulated by the Jersey Financial Services Commission ("JFSC") and under Article 6 of the Insurance Business (Jersey) Law 1996 is permitted to conduct long-term insurance business. The JFSC requires LPAL to submit annual audited financial statements (prepared under U.S. GAAP which is permitted), and an audited annual filing in the format consistent with that required by the Financial Services Authority in the United Kingdom. The annual filing submitted by LPAL to the JFSC must be accompanied by a Certificate from the Appointed Actuary that based on sufficiently prudent assumptions, assets are sufficient to cover all liabilities. The annual filing contains a report from the Appointed Actuary on the matching of investments to liabilities.

     The JFSC sets out the conditions with which LPAL must comply and determines the reporting requirements and the frequency of reporting. These conditions require that: (i) LPAL must hold, at all times, approved assets at least equal to the long-term insurance fund plus the required minimum solvency margin, (ii) the margin of solvency must be the greater of (pound)50,000 or 2.5% of the value of the long-term business fund, and (iii) assets equal to not less than 90% of liabilities must be placed with approved independent custodians. As of December 31, 2003, LPAL met all of these conditions.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     LPAL is also required under the insurance laws to appoint an actuary. The actuary must be qualified as defined under Jersey law and is required to supervise the long-term insurance fund. No transfers, except in satisfaction of long-term insurance business liabilities, including dividends, are permitted from the long-term insurance fund without written consent from the actuary.


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


Note 13.    Income Taxes

     The Group is subject to taxation on its income in all countries in which it operates based upon the taxable income arising in each country. However, realized gains on certain investments are exempt from Jersey and Guernsey taxation. This and other tax benefits which may not recur have reduced the tax charge in 2003, 2002 and 2001.

     The Group is subject to income tax in Jersey at a rate of 20%. In the United States, the Group is subject to both federal and California taxes charged at 34% and 8.84%, respectively.

     A breakdown of the Group's book income (loss) from continuing operations before income taxes by tax jurisdiction follows:

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES


                                                                                          Years Ended December 31,
                                                                                  -------------------------------------
                                                                                     2003         2002         2001
                                                                                  -----------  -----------  -----------
                                                                                             (In thousands)

Income (loss) from continuing operations before income taxes:
Jersey, Guernsey and United Kingdom..........................................     $     2,570  $   (52,804) $  (225,098)
United States................................................................          (1,523)      (1,674)       4,065
                                                                                  -----------  -----------  -----------
Total income (loss) from continuing operations before income taxes ..........     $     1,047  $   (54,478) $  (221,033)
                                                                                  -----------  -----------  -----------
                                                                                  -----------  -----------  -----------

     The provision for income taxes differs from the amount computed by applying the Jersey, Channel Islands statutory income tax rate of 20% to income (loss) from continuing operations before income taxes. The sources and tax effects of the difference are as follows:


                                                                                          Years Ended December 31,
                                                                                  -------------------------------------
                                                                                     2003         2002         2001
                                                                                  -----------  -----------  -----------
                                                                                             (In thousands)

Income taxes computed at Jersey statutory income tax rate of 20%.............     $       209  $   (10,896) $   (44,207)
Realized and unrealized investment losses (gains) not subject to taxation
   in Jersey ................................................................            (474)       4,880       30,550
Other losses not deductible in Jersey........................................             896        2,664          830
Losses not deductible (income not taxable) in Guernsey.......................            (962)       2,970       15,141
Taxes on income (benefits on losses) at higher than 20% statutory
   Jersey rate:
   Net income (loss) on continuing operations in the U.S.....................            (348)        (382)         919
Non-deductible compensation in the U.S.......................................               -            -        1,012
Adjustment of prior years' provisions........................................             (33)      (1,542)          78
Increase (decrease) in valuation allowance ..................................          47,962       23,958       (2,660)
Less: valuation allowance related to discontinued operations.................         (52,238)     (20,768)         223
Utilization of U.S. capital loss carryforwards for which a full valuation
   allowance had been provided in prior years................................           4,100            -            -
Other........................................................................             846          407          221

                                                                                  -----------  -----------  -----------
Actual tax expense (benefit) for continuing operations ......................     $       (42) $     1,291  $     2,107
                                                                                  -----------  -----------  -----------
                                                                                  -----------  -----------  -----------

     The components of the actual tax expense for continuing operations are as follows:


                                                                                          Years Ended December 31,
                                                                                  -------------------------------------
                                                                                     2003         2002         2001
                                                                                  -----------  -----------  -----------
                                                                                             (In thousands)

Jersey, Guernsey and United Kingdom:
   Current tax expense (benefit).............................................     $       (33) $      (671) $     1,601
   Deferred tax expense......................................................               -            -            -

United States:
   Current tax expense (benefit).............................................              (9)        (903)         511
   Deferred tax expense (benefit)............................................               -        2,865           (5)

                                                                                  -----------  -----------  -----------
Total actual tax (benefit) expense...........................................     $       (42) $     1,291  $     2,107
                                                                                  -----------  -----------  -----------
                                                                                  -----------  -----------  -----------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     The components of the actual tax expense (benefit) for discontinued operations are as follows:

                                                                                          Years Ended December 31,
                                                                                  -------------------------------------
                                                                                     2003         2002         2001
                                                                                  -----------  -----------  -----------
                                                                                             (In thousands)

United States:
   Current tax expense (benefit).............................................     $        38  $    (8,159) $     8,252
   Deferred tax expense (benefit)............................................               -        3,216      (66,802)
                                                                                  -----------  -----------  -----------
                                                                                  $        38  $    (4,943) $   (58,550)
                                                                                  -----------  -----------  -----------
                                                                                  -----------  -----------  -----------

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

     The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below. As of both December 31, 2002 and December 31, 2003, full valuation allowances were provided on the net deferred tax assets of both U.S. tax groups due to the uncertainty of generating future taxable income or capital gains to benefit from the deferred tax assets.

                                                                                        December 31,
                                                                                  ------------------------
                                                                                     2003         2002
                                                                                  -----------  -----------
                                                                                       (In  thousands)
U.S. subsidiaries (continuing operations):

Deferred income tax assets:
Net operating loss carryforwards...............................................   $     8,082  $     8,539
Capital loss carryforwards.....................................................        67,288       18,774
Unrealized losses on investments...............................................             -          376
Deferred compensation..........................................................             9          137
Other assets...................................................................            53           27
Valuation allowance............................................................       (75,382)     (27,420)
                                                                                  -----------  ----------
Deferred income tax assets, net of valuation allowance.........................            50          433

Deferred income tax liabilities:
Depreciation, amortization and other...........................................             -         (431)
Other liabilities .............................................................           (50)          (2)
                                                                                  -----------  -----------
                                                                                          (50)        (433)
                                                                                  -----------  -----------
Net deferred income tax assets - U.S. subsidiaries
   (continuing operations).....................................................   $         -  $         -
                                                                                  -----------  -----------
                                                                                  -----------  -----------

     The net increase in the deferred tax valuation allowance during 2003 was $47,962,000. The primary component of this net increase ($52,238,000) relates to the loss of control of LPLA during 2002. As of

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

December 31, 2002, the deferred tax asset and corresponding 100% valuation allowance relating to the loss on the Group's investment in LPLA as reported in the Group's consolidated balance sheet, was based on a loss for tax purposes of $37.5 million. Upon subsequent review by the Group and its tax advisors, a capital loss of $159.4 million was reported in the Group's 2002 tax returns filed during 2003. As the Group has fully provided for all deferred tax assets as of both December 31, 2002 and December 31, 2003, the adjustment to the tax loss on LPLA resulted in no income tax expense or benefit in the Group's consolidated statement of income for 2003.

     As of December 31, 2003, the U.S. subsidiaries of continuing operations had pre-tax federal net operating loss carryforwards of approximately $21.2 million expiring as follows: approximately $1.6 million from 2004 to 2012, and approximately $19.6 million from 2020 to 2023. These subsidiaries have California net operating loss carryforwards of approximately $10.0 million expiring as follows: approximately $2.1 million in 2004 to 2006, and approximately $7.9 million from 2012 to 2013. In addition, these subsidiaries have federal capital loss carryforwards of $157.8 million ($154.2 million for California purposes) that expire in 2007. The Group has recorded a full valuation allowance for the deferred tax assets arising from these carryforward amounts as of December 31, 2003.

     In October 2003, the California Franchise Tax Board ("FTB") notified the Group of proposed income tax assessments totaling $2.3 million plus interest related to the Group's 1998 and 1999 tax returns. In December 2003, the Group filed a protest letter with the FTB. The FTB has acknowledged receipt of this protest letter and will be assigning a hearing officer to this matter. The Group's management believes, after consultation with its tax and legal advisors, that the actual income tax liability owed will not have a material adverse impact on the Group's financial position, results of operations or cash flows.


Note 14.    Shareholders' Equity

     The Company has authorized 86,400,000 Ordinary Shares with a par value of $0.05 per share. As of December 31, 2003 and 2002, there were 64,439,073 Ordinary Shares issued and outstanding.

     No dividends were declared and paid in 2003. A final dividend for 2001 was declared and paid during 2002 of $0.05 gross per Ordinary Share ($0.04 net of 20% Jersey tax) and $0.40 per ADS (net of 20% Jersey tax), or $2,032,000, in total. Total dividends declared and paid during 2001 were $0.29 gross per Ordinary Share ($0.232 net of 20% Jersey tax) and $2.32 per ADS (net of 20% Jersey tax), or $11,802,000, in total.

     Accumulated other comprehensive income (loss) consists of two components, foreign currency translation adjustments and net unrealized gains and losses on available-for-sale securities. Accumulated foreign currency translation adjustments were $(429,000), $(717,000) and $(157,000) as of December 31, 2003,
2002 and 2001, respectively. The net unrealized losses on available-for-sale securities after deferred policy acquisition cost amortization adjustments and income taxes were $(10,000), $(1,896,000) and $(9,749,000) as of December 31,
2003, 2002 and 2001,  respectively.  Of these amounts,  $0, $0 and  $(9,154,000)
related to discontinued operations as of December 31, 2003, 2002 and 2001, respectively.

     The Group has two share incentive plans as described in Note 17 "Share Incentive Plans." Under the terms of these plans, shares of the Company may be purchased in the open market and held in trust. These shares are owned by the employee benefit trusts, which are subsidiaries of the Company for financial reporting purposes.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     Changes in the number of shares held by The London Pacific Group 1990 Employee Share Option Trust ("ESOT") and the Agent Loyalty Opportunity Trust ("ALOT") were as follows:

                                                                 Years Ended December 31,
                                           ----------------------------------------------------------------
                                                   2003                  2002                  2001
                                           --------------------  --------------------  --------------------
                                             ESOT       ALOT       ESOT       ALOT       ESOT       ALOT
                                           ---------  ---------  ---------  ---------  ---------  ---------
                                                                       (In thousands)

Shares held as of January 1 ..........        13,247        438     13,260        438     12,374        438
Purchased ............................             -          -          -          -      1,027          -
Exercised ............................             -          -        (13)         -       (141)         -
                                           ---------  ---------  ---------  ---------  ---------  ---------
Shares held as of December 31.........        13,247(1)     438     13,247(1)     438     13,260(1)     438
                                           ---------  ---------  ---------  ---------  ---------  ---------
                                           ---------  ---------  ---------  ---------  ---------  ---------

(1) 834,000 shares were held in ADR form.

Warrants

     On November 11, 2002, the Company agreed to grant 1,933,172 warrants to subscribe for the Company's Ordinary Shares to Bank of Scotland in connection with the extension of the Group's credit facility (which was fully repaid and terminated in June 2003). The warrants were granted on February 14, 2003 and have an exercise price of (pound)0.1143 (based on the average of the closing prices of the Ordinary Shares over the trading days from November 1, 2002 through November 11, 2002), which was higher than the market price of (pound)0.09 on November 11, 2002. These warrants are exercisable at any time prior to February 14, 2010 and their fair value was determined to be $251,125, based on a risk-free rate of 2.80%, volatility of 179% and a dividend yield of zero. The Company recognized $30,625 of expense relating to these warrants in 2002. The balance of $220,500 was recognized as an expense in 2003, with the corresponding entries to additional paid-in capital.


Note 15.    Commitments and Contingencies

Lease Commitments

     The Group leases furniture, fixtures and equipment under capital and operating leases with terms in excess of one year. The Group also leases office space under operating leases. Total rent expense on operating leases in the continuing operations was $407,000, $400,000 and $387,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     Future minimum lease payments required under capital and non-cancellable operating leases with terms of one year or more, as of December 31, 2003, were as follows:

                                                                                    Capital     Operating
                                                                                     Leases     Leases (1)
                                                                                  -----------  -----------
                                                                                       (In thousands)

2004 ..........................................................................   $         8  $       263
2005 ..........................................................................             7          114
2006...........................................................................             -          115
2007...........................................................................             -          114
2008...........................................................................             -          114
2009 and thereafter ...........................................................             -          172
                                                                                  -----------  -----------
Total .........................................................................            15  $       892
                                                                                               -----------
                                                                                               -----------
Less amounts representing interest ............................................             -
                                                                                  -----------
Present value of net minimum lease payments ...................................   $        15
                                                                                  -----------
                                                                                  -----------

(1) Includes  lease  commitments  on our San  Francisco  office lease which expire in April 2004.  Management is currently  evaluating alternative  office space in San  Francisco  for which no  commitment  has been entered into as of the date of filing of this Form 10-K.

     Commitments eliminated as of August 6, 2002 as a result of the actions of the North Carolina Department of Insurance ("NCDOI") with respect to LPLA (as described in Note 1 "Material Events") for operating and capital lease commitments were approximately $10.8 million and $0, respectively.

     Commitments eliminated following the disposals of BCM and LPA during 2003 (as described in Note 3 "Discontinued Operations") for operating and capital lease commitments were approximately $1.9 million and $0.1 million, respectively.

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

     Under its Memorandum and Articles of Association, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company maintains directors and officers liability insurance that limits the Company's exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2003.

     The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, clients and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions sometimes

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES
include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2003.

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

     The Group was involved in various legal proceedings, including claims for damages from LPA clients of a nature considered to be normal for LPA's business. All proceedings against LPA were resolved prior to the end of January 2004, resulting in no claims paid or to be paid by the Group.

     In October 2003, the FTB notified the Group of proposed income tax assessments totaling $2.3 million plus interest related to the Group's 1998 and 1999 tax returns. In December 2003, the Group filed a protest letter with the FTB. The FTB has acknowledged receipt of this protest letter and will be assigning a hearing officer to this matter. The Group's management believes, after consultation with its tax and legal advisors, that the actual income tax liability owed will not have a material adverse impact on the Group's financial position, results of operations or cash flows.


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

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     The carrying values and estimated fair values of the Group's financial instruments were as follows:


                                                                      December 31,
                                                      ------------------------------------------
                                                              2003                  2002
                                                      --------------------  --------------------
                                                      Carrying   Estimated  Carrying   Estimated
                                                        Value   Fair Value    Value   Fair Value
                                                      ---------  ---------  ---------  ---------
                                                                    (In thousands)
Financial assets:
Cash and cash equivalents .......................     $  14,408  $  14,408  $  15,308  $  15,308
Cash held in escrow..............................           999        999          -          -
Investments:
   Fixed maturities:
       Available-for-sale........................        25,393     25,393     30,335     30,335
   Equity securities:
       Trading...................................        16,882     16,882     16,505     16,505
       Available-for-sale........................         4,262      4,262      7,230      7,230

Financial liabilities:
Life insurance policy liabilities ...............        28,054     27,758     35,441     35,430
Notes payable....................................             -          -      9,314      9,314


     The following methods and assumptions were used by the Group in estimating the fair value of the financial instruments presented:

Cash, Cash Equivalents and Cash Held in Escrow: The carrying amounts reported in the consolidated balance sheet for these instruments approximated fair value.

Fixed Maturity Securities: Fair values for actively traded fixed maturity securities classified as available-for-sale were generally based upon quoted market prices. Fair values for private corporate debt securities were based on the results of valuation methodologies performed by management.

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


Note 17.    Share Incentive Plans

     The Group has two share incentive plans for employees, agents and directors of Berkeley Technology Limited and its subsidiaries that provide for the issuance of share options and stock appreciation rights.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

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

     The ESOT may purchase shares of the Company in the open market, funded each year by a loan from the Company or its subsidiaries. While the loan is limited up to an annual maximum of 5% of the consolidated net assets of the Group, the ESOT is not limited as to the number of options that may be granted. The loan is secured by the shares held in the trust, is interest free, and is eliminated in the consolidated financial statements. The ESOT has waived its entitlement to dividends on any shares held. See Note 14 "Shareholders' Equity" for a summary of the share activity within the ESOT.

     Share option activity for the years ended December 31, 2003, 2002 and 2001 was as follows:

                                                              2003                  2002                  2001
                                                      --------------------  --------------------  --------------------
                                                                 Weighted-             Weighted-             Weighted-
                                                       Number     Average     Number    Average    Number     Average
                                                         of      Exercise       of     Exercise      of      Exercise
(Options in thousands)                                 Options     Price     Options     Price     Options     Price
                                                      ---------  ---------  ---------  ---------  ---------  ---------

Outstanding as of January 1......................        13,575  $    3.10     13,263  $    4.59     12,213  $    4.32
Granted..........................................             -          -      5,165       0.32      2,388       5.19(1)
Exercised........................................             -          -        (13)      3.26       (141)      3.13
Forfeited........................................        (2,517)      3.12     (4,496)      4.35        (89)     12.44
Expired..........................................        (2,113)      3.09       (344)      2.42     (1,108)      2.48
                                                      ---------  ---------  ---------  ---------  ---------  ---------
Outstanding as of December 31....................         8,945  $    3.10     13,575  $    3.10     13,263  $    4.59
                                                      ---------  ---------  ---------  ---------  ---------  ---------
                                                      ---------  ---------  ---------  ---------  ---------  ---------

Options exercisable as of December 31............         7,046  $    3.82      9,297  $    4.13     11,757  $    4.44
                                                      ---------  ---------  ---------  ---------  ---------  ---------
                                                      ---------  ---------  ---------  ---------  ---------  ---------

(1) Of the options granted during 2001,  those granted at market price had a weighted-average exercise price of $5.44 and those granted at less than market price had a weighted-average  exercise price of $2.46.  All options granted during 2002 were granted at market price.

     The Group accounts for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." In accordance with APB 25, the Group recorded compensation expense relating to stock options of $530,000 in 2001. This expense represented the difference between the exercise price of options and the market value of the underlying shares at the date of grant and was recognized in full as all options were fully vested.

     See  Note  2  "Summary   of   Significant   Accounting   Policies"   for  a
reconciliation of net income (loss) as reported and as adjusted under SFAS 123.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     Summary information about the Group's share options outstanding as of December 31, 2003 is as follows:

                                    Options Outstanding                                     Options Exercisable
                      -------------------------------------------------              ------------------------------
                                           Weighted-
                                            Average          Weighted-                                   Weighted-
 Range of                                  Remaining          Average                                     Average
 Exercise                  Number         Contractual        Exercise                   Number           Exercise
  Prices                 Outstanding         Life              Price                   Exercisable        Price
------------          ---------------     -----------       -----------              -------------      -----------
                        (In thousands)        (Years)                                 (In thousands)

$  0.10 - $0.50                 2,770            8.58         $    0.32                        918        $    0.35
   0.51 -  5.00                 3,930            1.79              3.41                      3,930             3.41
   5.01 - 10.00                 2,165            7.24              5.42                      2,118             5.41
  10.01 - 21.00                    80            6.68             21.00                         80            21.00
---------------       ---------------      ----------        ----------              -------------       ----------
$ 0.10 - $21.00                 8,945            5.26         $    3.10                      7,046        $    3.82
---------------       ---------------      ----------        ----------              -------------       ----------
---------------       ---------------      ----------        ----------              -------------       ----------

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

     The ALOT may purchase Ordinary Shares in the open market, funded by a loan from a Group subsidiary. The loan is secured by the shares held in the trust and bears interest based upon the trust's net income before interest for each financial period. The trust receives dividends on all Ordinary Shares held. The loan, interest income and dividend income are eliminated in the consolidated financial statements. See Note 14 "Shareholders' Equity" for a summary of the share activity within the ALOT.

     SAR activity for the years ended December 31, 2003, 2002 and 2001 was as follows:

                                                              2003                  2002                  2001
                                                      --------------------  --------------------  --------------------
                                                                 Weighted-             Weighted-             Weighted-
                                                        Number    Average     Number    Average     Number    Average
                                                       of Award  Exercise    of Award  Exercise    of Award  Exercise
(Award units in thousands)                              Units      Price      Units      Price      Units      Price
                                                      ---------  ---------  ---------  ---------  ---------  ---------

Outstanding as of January 1......................           388  $    3.73        404  $    3.73        438  $    3.71
Granted..........................................             -          -          -          -          -          -
Exercised........................................             -          -          -          -        (10)      3.46
Forfeited........................................             -          -        (16)      3.88        (24)      3.41
                                                      ---------  ---------  ---------  ---------  ---------  ---------
Outstanding as of December 31....................           388  $    3.73        388  $    3.73        404  $    3.73
                                                      ---------  ---------  ---------  ---------  ---------  ---------
                                                      ---------  ---------  ---------  ---------  ---------  ---------

Award units exercisable as of December 31........           284  $    3.62        284  $    3.62        173  $    3.64
                                                      ---------  ---------  ---------  ---------  ---------  ---------
                                                      ---------  ---------  ---------  ---------  ---------  ---------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     Summary information about the Group's SARs outstanding as of December 31, 2003 is as follows:

                                      Award Units Outstanding                             Award Units Exercisable
                        -----------------------------------------------              ------------------------------
                                            Weighted-
                                             Average         Weighted-                                   Weighted-
  Range of                                 Remaining          Average                                     Average
  Exercise                 Number          Contractual       Exercise                    Number          Exercise
   Prices                Outstanding          Life             Price                   Exercisable         Price
---------------         -------------      ----------      ------------               ------------     ------------
                        (In thousands)      (Years)                                 (In thousands)

$          3.35                   309            0.99         $    3.35                        243        $    3.35
           5.19                    79            2.28              5.19                         41             5.19
---------------          ------------      ----------       -----------                -----------     ------------
$  3.35 - $5.19                   388            1.25         $    3.73                        284        $    3.62
---------------          ------------      ----------       -----------                -----------     ------------
---------------          ------------      ----------       -----------                -----------     ------------

     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25," which was effective for all awards granted after July 1, 2000.

     Compensation expense relating to award grants in the ALOT was accounted for under APB 25, prior to the issuance of FIN 44. Thus, no expense was recognized at the grant dates because all awards were made with an exercise price equal to the prevailing market value. However, upon exercise of the awards, compensation expense of $0, $0 and $20,000 for the years ended December 31, 2003, 2002 and 2001, respectively, was recognized in the consolidated income statements as part of the loss from discontinued operations. This compensation expense was capitalized in the consolidated balance sheets as deferred policy acquisition costs, in accordance with the Group's accounting policy as stated in Note 2 "Summary of Significant Accounting Policies."


Note 18.     Pension Plans

Jersey Plan

     The Group provided a defined benefit pension plan for its Jersey, Channel Islands, employees. This plan is in the process of being terminated. It is anticipated that this will be completed during the first quarter of 2004. The plan assets are being distributed to the participants of the plan on a pro rata basis to their accrued benefit entitlements under the plan. The Group will not have any ongoing liabilities in respect of the plan following its dissolution.

     The plan provided benefits on retirement at age sixty based on one sixtieth of an employee's final average salary over the employee's last three years of employment for each full year of service, and life insurance coverage for current employees. There are eight individuals (six current employees and two ex-employees) who were entitled to future benefits under the plan as at December 31, 2003. The plan was funded by contributions from the Group. The assets of the plan are held in a trust for the benefit of the employees and were managed by an external asset manager. The assets are currently in cash pending distribution to employees.

     An actuarial report and valuation by an independent actuary was required every three years. The most recent report and actuarial valuation received was as of December 31, 2000. At that time, the trust had assets of $1,153,000 and the actuarial valuation of past service ongoing liabilities was $1,746,000, indicating a past

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES service deficit of $593,000 in the plan. There were, as at that date, twelve individuals (nine employees and three ex-employees) who were entitled to future benefits under the plan. The actuary recommended that the past service deficit be made up and that contributions be increased from 20.0% to 21.5% of participants' salaries to cover future liabilities. Additional contributions, sufficient to cover the deficit indicated in that actuarial valuation, were made to the trust during 2002 and contributions on salaries were increased to 21.5% effective from the beginning of 2001.

     The Group made contributions of $148,000, $731,000 and $361,000 to the trust in 2003, 2002 and 2001, respectively. Assets held by the trust were $2,272,000, $1,721,000 and $1,247,000 as of December 31, 2003, 2002 and 2001,
respectively.

U.K. Plan

     The Group provides a defined contribution plan for its U.K. employees. There is currently one participant in the plan. The Group has no ongoing liabilities associated with the plan. Contributions of $41,000, $143,000 and $52,000 were made by the Group to the plan in 2003, 2002 and 2001, respectively. Of the 2002 contribution, $94,000 was offset by a salary waiver.


Note 19.    Earnings Per Share and ADS

     Earnings (loss) per ADS are equivalent to ten times earnings (loss) per Ordinary Share, following the one-for-ten reverse split in June 2002. All ADS amounts shown below have been restated to reflect this split.

     A reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share calculations in accordance with Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings per Share," is as follows:

                                                                                          Years Ended December 31,
                                                                                  -------------------------------------
                                                                                     2003         2002         2001
                                                                                  -----------  -----------  -----------
                                                                                 (In thousands, except share, per share
                                                                                            and ADS amounts)

Income (loss) from continuing operations...............................           $     1,089  $   (55,769) $  (223,140)
Income (loss) on discontinued operations...............................                 9,927     (149,735)    (121,644)
                                                                                  -----------  -----------  -----------
Net income (loss)......................................................           $    11,016  $  (205,504) $  (344,784)
                                                                                  -----------  -----------  -----------
                                                                                  -----------  -----------  -----------
Basic earnings (loss) per share and ADS:
Weighted-average number of Ordinary Shares outstanding,
  excluding shares held by the employee benefit trusts.................            50,754,192   50,753,084   50,984,146
                                                                                  -----------  -----------  -----------

Basic earnings (loss) per share:
Continuing operations .................................................           $      0.02  $     (1.10) $     (4.38)
Discontinued operations................................................                  0.20        (2.95)       (2.38)
                                                                                  -----------  -----------  -----------
                                                                                  $      0.22  $     (4.05) $     (6.76)
                                                                                  -----------  -----------  -----------
                                                                                  -----------  -----------  -----------
Basic earnings (loss) per ADS:
Continuing operations..................................................           $      0.21  $    (10.99) $    (43.77)
Discontinued operations................................................                  1.96       (29.50)      (23.85)
                                                                                  -----------  -----------  -----------
                                                                                  $      2.17  $    (40.49) $    (67.62)
                                                                                  -----------  -----------  -----------
                                                                                  -----------  -----------  -----------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES


                                                                                          Years Ended December 31,
                                                                                  -------------------------------------
                                                                                     2003         2002         2001
                                                                                  -----------  -----------  -----------
                                                                                 (In thousands, except share, per share
                                                                                           and ADS amounts)
Diluted earnings (loss) per share and ADS:
Weighted-average number of Ordinary Shares outstanding,
  excluding shares held by the employee benefit trusts................             50,754,192   50,753,084   50,984,146
Effect of dilutive securities (warrants and employee share options) ..                433,706            -            -
                                                                                  -----------  -----------  -----------
Weighted-average number of Ordinary Shares used in diluted
  earnings per share calculations.....................................             51,187,898   50,753,084   50,984,146
                                                                                  -----------  -----------  -----------
                                                                                  -----------  -----------  -----------
Diluted earnings (loss) per share:
Continuing operations .................................................           $      0.02  $     (1.10) $     (4.38)
Discontinued operations................................................                  0.20        (2.95)       (2.38)
                                                                                  -----------  -----------  -----------
                                                                                  $      0.22  $     (4.05) $     (6.76)
                                                                                  -----------  -----------  -----------
                                                                                  -----------  -----------  -----------
Diluted earnings (loss) per ADS:
Continuing operations..................................................           $      0.21  $    (10.99) $    (43.77)
Discontinued operations................................................                  1.94       (29.50)      (23.85)
                                                                                  -----------  -----------  -----------
                                                                                  $      2.15  $    (40.49) $    (67.62)
                                                                                  -----------  -----------  -----------
                                                                                  -----------  -----------  -----------

     As the Company recorded a net loss for the years ended December 31, 2002 and 2001, the calculations of diluted earnings per share for these years do not include potentially dilutive employee share options and warrants issued to the Bank of Scotland as they are anti-dilutive and, if included, would have resulted in a reduction of the net loss per share. If the Company had reported net income for the years ended December 31, 2002 and 2001, there would have been an additional 347,258 and 3,022,963 shares, respectively, included in the calculations of diluted earnings per share for these years.


Note 20.    Transactions with Related Parties

     The Group paid legal fees of approximately $76,000, $130,000 and $60,000 during 2003, 2002 and 2001, respectively, to a law firm of which one of its directors, Victor A. Hebert, is a member.


Note 21.    Business Segment and Geographical Information

     The Company's reportable operating segments are classified according to its remaining businesses of life insurance and annuities, and venture capital and consulting.

     Due to the sales of BCM and LPA in 2003 (see Note 1 "Material Events"), the Company's asset management and financial advisory segments have been classified as discontinued operations as of December 31, 2002 and for the years ended December 2003, 2002 and 2001. Due to the loss of control of LPLA (see also Note 1 "Material Events"), the results of operations of LPLA for the years ended December 2002 and 2001 have been included in discontinued operations.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Intercompany transfers between reportable operating segments are accounted for at prices which are designed to be representative of unaffiliated third party transactions. During the years ended December 31, 2003, 2002 and 2001, the venture capital and consulting segment generated portfolio management fees from LPLA (discontinued operations) of $0, $2,908,000 and $9,924,000, respectively. These portfolio management fees are included in the revenues of continuing operations and have not been eliminated in the consolidated financial statements. These management fees were approved by the insurance regulatory body in LPLA's U.S. state of domicile.

     The venture capital and consulting segment recorded net realized investment losses in the amount of $1,603,000 during 2002 related to intersegmental investment sales to the life insurance and annuities segment. These net realized investment losses were offset by a corresponding reclassification adjustment in unrealized investment gains and losses on trading securities for the same amount. These gains and losses have been eliminated in the Company's consolidated financial statements.

     Summary revenue and investment gain (loss) information by geographic segment, based on the domicile of the Group company generating those revenues, is as follows:


                                                                                          Years Ended December 31,
                                                                                  -------------------------------------
                                                                                     2003         2002         2001
                                                                                  -----------  -----------  -----------
                                                                                             (In thousands)

Jersey.................................................................           $     4,220  $   (22,517) $  (146,416)
Guernsey...............................................................                 4,926      (13,636)     (59,220)
United States..........................................................                    52        2,816       11,260
                                                                                  -----------  -----------  -----------
Consolidated revenues and net investment gains (losses)
    for continuing operations..........................................           $     9,198  $   (33,337) $  (194,376)
                                                                                  -----------  -----------  -----------
                                                                                  -----------  -----------  -----------

       Total assets by geographic segment were as follows:

                                                                                         December 31,
                                                                                  ------------------------
                                                                                     2003          2002
                                                                                  -----------  -----------
                                                                                       (In  thousands)

Jersey.........................................................................   $    50,677  $    52,221
Guernsey.......................................................................         3,408        8,148
United States..................................................................         9,428       11,458
                                                                                  -----------  -----------
Consolidated total assets - continuing operations .............................   $    63,513       71,827
                                                                                  -----------
                                                                                  -----------
Discontinued operations (United States)........................................                      8,390
Elimination due to intercompany balances.......................................                         (4)
                                                                                               -----------
Consolidated total assets as previously reported ..................................            $    80,213
                                                                                               -----------
                                                                                               -----------

     Revenues and income (loss) before income taxes for the Company's reportable operating segments included in continuing operations, based on management's internal reporting structure, were as follows:

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES



                                                                                        Years Ended December 31,
                                                                                  -------------------------------------
                                                                                     2003         2002         2001
                                                                                  -----------  -----------  -----------
                                                                                             (In  thousands)
Revenues:
Life insurance and annuities (1).......................................           $     4,458  $    (9,349) $  (155,673)
Venture capital and consulting (2) ....................................                 4,687      (24,519)     (40,670)
                                                                                  -----------  -----------  -----------
                                                                                        9,145      (33,868)    (196,343)
Reconciliation of segment amounts to consolidated amounts:
Interest income .......................................................                    53          531        1,967
                                                                                  -----------  -----------  -----------
Consolidated revenues and net investment gains (losses)
    for continuing operations..........................................           $     9,198  $   (33,337) $  (194,376)
                                                                                  -----------  -----------  -----------
                                                                                  -----------  -----------  -----------


Income (loss) from continuing operations before income taxes:
Life insurance and annuities (1).......................................           $     1,577  $   (19,637) $  (163,873)
Venture capital and consulting (2) ....................................                 3,571      (28,149)     (51,262)
                                                                                  -----------  -----------  -----------
                                                                                        5,148      (47,786)    (215,135)
Reconciliation of segment amounts to consolidated amounts:
Interest income .......................................................                    53          531        1,967
Corporate expenses ....................................................                (3,478)      (5,869)      (5,635)
Goodwill amortization and write-offs...................................                     -         (389)         (48)
Interest expense ......................................................                  (676)        (965)      (2,182)
                                                                                  -----------  -----------  -----------
Consolidated income (loss) from continuing operations
    before income taxes ...............................................           $     1,047  $   (54,478) $  (221,033)
                                                                                  -----------  -----------  -----------
                                                                                  -----------  -----------  -----------

(1) Netted  against the revenues  (investment  income) of the life  insurance and  annuities  segment are  management fees paid to BCM (discontinued operations) of $5,000, $39,000 and $47,000 in 2003, 2002 and 2001, respectively.

(2) Included in the revenues of the venture capital and consulting segment are management fees from LPLA  (discontinued
    operations) of $0, $2,908,000 and $9,924,000 in 2003, 2002 and 2001, respectively.



     Assets attributable to each of the Company's reportable operating segments, based on management's reporting structure, were as follows:

                                                                                        December 31,
                                                                                  ------------------------
                                                                                     2003         2002
                                                                                  -----------  -----------
                                                                                       (In  thousands)
Assets:
Life insurance and annuities...................................................   $    47,929  $    51,557
Venture capital and consulting.................................................         3,442        7,710
Corporate and other............................................................        12,142       12,560
                                                                                  -----------  -----------
Consolidated total assets - continuing operations ..............................  $    63,513       71,827
                                                                                  -----------
                                                                                  -----------
Discontinued operations (BCM and LPA)..............................................                  8,390
Elimination due to intercompany balances...........................................                     (4)
                                                                                               -----------
Consolidated total assets as previously reported ..................................            $    80,213
                                                                                               -----------
                                                                                               -----------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Note 22.    Selected Quarterly Financial Information (Unaudited)

     Unaudited quarterly financial information (in thousands, except per share and ADS amounts) is as follows:

                                                                                         2003
                                                                 -----------------------------------------------------
                                                                   First     Second      Third     Fourth      Full
                                                                 Quarter(1)  Quarter    Quarter    Quarter      Year
                                                                 ---------  ---------  ---------  ---------  ---------
Continuing operations:
Revenues including net investment gains (losses)........         $   1,524  $   7,829  $  (4,617) $   4,462  $   9,198
Income (loss) before income taxes ......................              (865)     5,448     (6,349)     2,813      1,047
Net income (loss).......................................              (872)     5,443     (6,346)     2,864      1,089

Discontinued operations:
Net income (loss).......................................              (982)    10,909          -          -      9,927

Total continuing and discontinued operations:
Net income (loss) ......................................            (1,854)    16,352     (6,346)     2,864     11,016

Basic earnings (loss) per share:
Continuing operations ..................................         $   (0.02) $    0.11  $   (0.13) $    0.06  $    0.02
Discontinued operations.................................             (0.02)      0.21          -          -       0.20
                                                                 ---------  ---------  ---------  ---------  ---------
                                                                 $   (0.04) $    0.32  $   (0.13) $    0.06  $    0.22
                                                                 ---------  ---------  ---------  ---------  ---------
                                                                 ---------  ---------  ---------  ---------  ---------
Basic earnings (loss) per ADS:
Continuing operations ..................................         $   (0.17) $    1.07  $   (1.25) $    0.56  $    0.21
Discontinued operations.................................             (0.20)      2.15          -          -       1.96
                                                                 ---------  ---------  ---------  ---------  ---------
                                                                 $   (0.37) $    3.22  $   (1.25) $    0.56  $    2.17
                                                                 ---------  ---------  ---------  ---------  ---------
                                                                 ---------  ---------  ---------  ---------  ---------
Diluted earnings (loss) per share:
Continuing operations ..................................         $   (0.02) $    0.11  $   (0.13) $    0.06  $    0.02
Discontinued operations.................................             (0.02)      0.21          -          -       0.20
                                                                 ---------  ---------  ---------  ---------  ---------
                                                                 $   (0.04) $    0.32  $   (0.13) $    0.06  $    0.22
                                                                 ---------  ---------  ---------  ---------  ---------
                                                                 ---------  ---------  ---------  ---------  ---------
Diluted earnings (loss) per ADS:
Continuing operations ..................................         $   (0.17) $    1.06  $   (1.25) $    0.56  $    0.21
Discontinued operations.................................             (0.20)      2.13          -          -       1.94
                                                                 ---------  ---------  ---------  ---------  ---------
                                                                 $   (0.37) $    3.19  $   (1.25) $    0.56  $    2.15
                                                                 ---------  ---------  ---------  ---------  ---------
                                                                 ---------  ---------  ---------  ---------  ---------

(1) Reclassifications have been made related to discontinued operations - see Note 3.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                                         2002 (1)
                                                                 -----------------------------------------------------
                                                                   First     Second      Third      Fourth     Full
                                                                  Quarter    Quarter    Quarter    Quarter     Year
                                                                 ---------  ---------  ---------  ---------  ---------
Continuing operations:
Revenues including net investment gains (losses)........         $  (4,303) $ (13,794) $  (4,897) $ (10,343) $ (33,337)
Loss before income taxes ...............................            (9,879)   (20,817)   (10,750)   (13,032)   (54,478)
Net loss................................................           (11,030)   (22,979)    (8,952)   (12,808)   (55,769)

Discontinued operations:
Net loss................................................           (19,275)   (86,116)   (41,199)    (3,145)  (149,735)

Total continuing and discontinued operations:
Net loss................................................           (30,305)  (109,095)   (50,151)   (15,953)  (205,504)

Basic loss per share:
Continuing operations ..................................         $   (0.22) $   (0.45) $   (0.18) $   (0.25) $   (1.10)
Discontinued operations.................................             (0.37)     (1.70)     (0.81)     (0.06)     (2.95)
                                                                 ---------  ---------  ---------  ---------  ---------
                                                                 $   (0.59) $   (2.15) $   (0.99) $   (0.31) $   (4.05)
                                                                 ---------  ---------  ---------  ---------  ---------
                                                                 ---------  ---------  ---------  ---------  ---------
Basic loss per ADS: (2)
Continuing operations ..................................         $   (2.17) $   (4.53) $   (1.76) $   (2.52) $  (10.99)
Discontinued operations.................................             (3.80)    (16.97)     (8.12)     (0.62)    (29.50)
                                                                 ---------  ---------  ---------  ---------  ---------
                                                                 $   (5.97) $  (21.50) $   (9.88) $   (3.14) $  (40.49)
                                                                 ---------  ---------  ---------  ---------  ---------
                                                                 ---------  ---------  ---------  ---------  ---------
Diluted loss per share:
Continuing operations ..................................         $   (0.22) $   (0.45) $   (0.18) $   (0.25) $   (1.10)
Discontinued operations.................................             (0.37)     (1.70)     (0.81)     (0.06)     (2.95)
                                                                 ---------  ---------  ---------  ---------  ---------
                                                                 $   (0.59) $   (2.15) $   (0.99) $   (0.31) $   (4.05)
                                                                 ---------  ---------  ---------  ---------  ---------
                                                                 ---------  ---------  ---------  ---------  ---------
Diluted loss per ADS: (2)
Continuing operations ..................................         $   (2.17) $   (4.53) $   (1.76) $   (2.52) $  (10.99)
Discontinued operations.................................             (3.80)    (16.97)     (8.12)     (0.62)    (29.50)
                                                                 ---------  ---------  ---------  ---------  ---------
                                                                 $   (5.97) $  (21.50) $   (9.88) $   (3.14) $  (40.49)
                                                                 ---------  ---------  ---------  ---------  ---------
                                                                 ---------  ---------  ---------  ---------  ---------

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

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Following the resignation of PricewaterhouseCoopers on June 19, 2002, BDO International and BDO Seidman, LLP were appointed by the Board of Directors as the Company's independent auditors with effect from July 31, 2002. BDO International transferred their business from a partnership to a limited liability partnership ("LLP") with effect from January 1, 2004. All non-U.S. audit services are now provided by BDO Stoy Hayward, LLP, who were re-appointed as the Company's auditors on January 28, 2004.

     In connection with the audit for the year ended December 31, 2001, and the review of the Company's unaudited interim financial statements for the quarter ended March 31, 2002, there were no disagreements between the Company and PricewaterhouseCoopers on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements if not resolved to the satisfaction of PricewaterhouseCoopers would have caused them to make reference thereto in their report on the financial statements for such periods, except that there were disagreements between the Company's management and the representatives of PricewaterhouseCoopers with respect to the nature, extent and categorization of the impairment reviews and fair value evaluations of portfolio securities in accordance with Statement of Financial Accounting Standard No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." These disagreements on the application of SFAS 115 were subsequently resolved to the satisfaction of PricewaterhouseCoopers.

     PricewaterhouseCoopers and the Audit Committee of the Board of Directors discussed the foregoing. The Company authorized PricewaterhouseCoopers to respond fully to the inquiries of the successor auditors concerning the subject matter of the foregoing.

     In connection with the audit for the year ended December 31, 2001, and through June 19, 2002, there were no "reportable events" as defined within Regulation S-K Item 304(a)1(v)(A), except that, in connection with its audit of the Company's financial statements for the year ended December 31, 2001 and its review of the Company's unaudited interim financial statements for the quarter ended March 31, 2002, PricewaterhouseCoopers recommended that steps be taken to establish an internal audit function, improve the production of timely and reliable financial reports in accordance with U.S. GAAP, and to strengthen the corporate governance structure.

     In response to these recommendations, all members of the Audit Committee now participate in all Audit Committee meetings. The loss of control of the U.S. life insurance subsidiary in August 2002 reduced the size and complexity of the Group considerably. After discussion with the new auditors, the Audit Committee determined that the appointment of an internal auditor was not necessary and that the U.S. GAAP expertise within the Company, as supported by outside consultants when deemed necessary, is sufficient.


Item 9A.  CONTROLS AND PROCEDURES

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

     As of the end of the period covered by this annual report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

     There have been no significant changes in our internal controls or in other factors that could materially affect the internal controls subsequent to the date of their evaluation in connection with the preparation of this annual report on Form 10-K.


                                    PART III

     Certain information required by Part III is omitted from this Form 10-K and is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 4, 2004 (the "Proxy Statement"), which will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.


Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers are as follows:

     Arthur I. Trueger, Executive Chairman: Mr. Trueger, age 55, is the founder and a principal shareholder of Berkeley Technology Limited. He has worked for us for more than 27 years and holds A.B., M.A. and J.D. degrees from the University of California.

     Ian K. Whitehead, Chief Financial Officer: Mr. Whitehead, age 49, has held the position of Chief Financial Officer of Berkeley Technology Limited since he joined us in 1990. Mr. Whitehead is a member of the Institute of Chartered Accountants in England and Wales.

     Information regarding our directors is incorporated by reference to the sections entitled "Proposal 2 - Election of Director" and "Board of Directors and Committees" in the Proxy Statement.

     Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the section entitled "Other Information About Directors and Executive Officers" in the Proxy Statement.

     Information regarding our Code of Ethics, adopted on November 12, 2003, is incorporated by reference to the section entitled "Code of Ethics" in the Proxy Statement. Our Code of Ethics is filed as Exhibit 14.1 of this Form 10-K.


Item 11.  EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference to the sections entitled "Executive Compensation" and "Directors' Compensation" in our Proxy Statement.


Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information regarding security ownership of certain beneficial owners and management is incorporated by reference to the section entitled "Information Regarding Beneficial Ownership of Principal Shareholders, Directors and Executive Officers" in our Proxy Statement.

     The following table is a summary of selected information for our equity compensation plans as of December 31, 2003.

                                                                                                   Number of Shares
                                            Number of Shares to        Weighted-Average     Remaining Available for
                                        be Issued Upon Exercise       Exercise Price of       Future Issuance Under
                                        of Outstanding Options,    Outstanding Options,         Equity Compensation
                                            Warrants and Rights     Warrants and Rights                       Plans
                                        -----------------------    --------------------      ----------------------

Equity compensation plans
  approved by shareholders..............              8,945,000(1)                $3.10                         (1)

Equity compensation plans not
  approved by shareholders..............                388,100(1)                 3.73                         (1)
                                                ---------------                --------
Total...................................              9,333,100                   $3.13
                                                ---------------                --------
                                                ---------------                --------

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

     Information regarding the features of the equity compensation plan not approved by shareholders is incorporated by reference to Note 17 to the Consolidated Financial Statements in Item 8 of this Form 10-K.


Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item is incorporated by reference to the section entitled "Other Information About Directors and Executive Officers" in our Proxy Statement.


Item 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item is incorporated by reference to the section entitled "Report of the Audit Committee of the Board of Directors" in our Proxy Statement.


                                     PART IV

Item 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

(a) The following documents are filed as a part of this Form 10-K:


1.  Financial Statements:                                                   Page

     The following consolidated financial statements of us and subsidiaries are included in Item 8:

       Reports of Independent Certified Public Accountants................... 28

       Consolidated Balance Sheets as of December 31, 2003 and 2002 ......... 30

       Consolidated Statements of Income for the Years Ended
           December 31, 2003, 2002 and 2001 ................................. 31

       Consolidated Statements of Cash Flows for the Years Ended
           December 31, 2003, 2002 and 2001 ................................. 33

       Consolidated Statements of Changes in Shareholders' Equity for the
           Years Ended December 31, 2003, 2002 and 2001 ..................... 35

       Consolidated Statements of Comprehensive Income for the Years Ended
           December 31, 2003, 2002 and 2001 ................................. 37

       Notes to the Consolidated Financial Statements ....................... 38

2.   Financial Statement Schedules:

     The following financial statement schedules of Berkeley Technology Limited and subsidiaries are included in this Form 10-K immediately following Item 15 and should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8:

       Schedule I - Summary of Investments - Other Than Investments in
           Related Parties .................................................. 81

       Schedule II - Condensed Financial Information of Registrant

           Condensed Balance Sheets as of December 31, 2003 and 2002 ........ 82
           Condensed Statements of Income for the Years Ended
             December 31, 2003, 2002 and 2001 ............................... 83

           Condensed Statements of Cash Flows for the Years Ended
             December 31, 2003, 2002 and 2001 ............................... 84

           Note to Condensed Financial Statements ........................... 85

       Schedule III - Supplementary Insurance Information ................... 86


     All other financial statement schedules required by Regulation S-X have been omitted because they are not applicable or the required information is included in the applicable consolidated financial statements or notes thereto in Item 8 "Financia Statements and Supplementary Data" of this Form 10-K.

3.       Exhibits:

     The following exhibits of Berkeley Technology Limited and subsidiaries are filed herewith or incorporated by reference as indicated below:

 Exhibit
  Number   Description
---------  -----------

3.(I).1 Memorandum and Articles of Association of Berkeley Technology Limited, as amended and restated on April 18, 2000 (filed previously as Exhibit 3.(I) to our Form 10-Q for the quarter ended June 30,
           2000).

3.(I).2    Certificate of Incorporation on Change of Name dated June 12, 2003.

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

4.5 Warrant Agreement dated February 14, 2003 between us and the Governor and Company of the Bank of Scotland relating to the Term Loan and Guarantee Facility dated December 20, 2002 (filed previously as
           Exhibit 4.5 to our Form 10-Q for the quarter ended March 31, 2003).

4.6        Specimen Ordinary Share certificate, as amended on June 12, 2003.

10.1.1 Multicurrency Term Facility Agreement dated May 2, 2000 between us and the Governor and Company of the Bank of Scotland (filed previously as Exhibit 10.1.1 to our Form 10-Q for the quarter ended September 30, 2000).

10.1.2 Term Loan and Guarantee Facility of up to $23,000,000, dated December 20, 2002 between us and the Governor and Company of the Bank of Scotland (filed previously as Exhibit 10.1.2 to our Form 10-K for the year ended December 31, 2002).

10.1.3 Stock Pledge Agreement dated January 29, 2003 between Berkeley International Capital Limited and the Governor and Company of the Bank of Scotland, relating to the Term Loan and Guarantee Facility dated December 20, 2002 (filed previously as Exhibit 10.1.3 to our Form 10-Q for the quarter ended March 31, 2003).

10.1.4 Stock Pledge Agreement dated February 7, 2003 between Berkeley International Capital Limited and the Governor and Company of the Bank of Scotland, relating to the Term Loan and Guarantee Facility dated December 20, 2002 (filed previously as Exhibit 10.1.4 to our Form 10-Q for the quarter ended March 31, 2003).

10.1.5 Stock Pledge Agreement dated February 19, 2003 between Berkeley (USA) Holdings Limited and the Governor and Company of the Bank of Scotland, relating to the Term Loan and Guarantee Facility dated December 20, 2002 (filed previously as Exhibit 10.1.5 to our Form 10-Q for the quarter ended March 31, 2003).

10.1.6     Security  Agreement  dated  February  28,  2003  between  us and  the
           Governor and Company of the Bank of Scotland relating to the Term Loan and Guarantee Facility dated December 20, 2002 (filed previously as Exhibit 10.1.6 to our Form 10-Q for the quarter ended March 31,
           2003).

10.2.1 Settlement dated February 16, 1990 among (1) us, (2) John Gerald Patrick Wheeler and (3) Ian Walter Strang, constituting The London Pacific Group 1990 Employee Share Option Trust (filed previously as
           Exhibit 3.2 to our Post-Effective Amendment No. 2 to Registration Statement on Form 20-F/A dated August 31, 1993).

10.2.2 Executed Instrument dated March 18, 1994 among (1) John Gerald Patrick Wheeler, (2) Ian Walter Strang and (3) Richard John Pirouet, relating to The London Pacific Group 1990 Employee Share Option Trust (filed previously as Exhibit 3.2.1 to our Annual Report on Form 20-F dated June 10, 1994).

10.2.3 Executed Instrument dated September 27, 1994 among (1) Ian Walter Strang, (2) Richard John Pirouet and (3) Clive Aubrey Charles Chaplin, relating to The London Pacific Group 1990 Employee Share Option Trust (filed previously as Exhibit 3.2.2 to our Annual Report on Form 20-F dated June 29, 1995).

10.2.4     Executed  Instrument dated March 3, 1995 among (1) Ian Walter Strang,
           (2) Richard John Pirouet and (3) Clive Aubrey Charles Chaplin, relating to The London Pacific Group 1990 Employee Share Option Trust (filed previously as Exhibit 3.2.3 to our Annual Report on Form 20-F dated June 29, 1995).

10.2.5     Executed  Instrument  dated  August 22, 1996 among (1)  Richard  John
           Pirouet, (2) Clive Aubrey Charles Chaplin and (3) Ronald William Green, relating to The London Pacific Group 1990 Employee Share Option Trust (filed previously as Exhibit 3.2.4 to our Annual Report on Form 20-F dated June 30, 1997).

10.2.6 Executed Instrument dated August 29, 1998 among (1) Richard John Pirouet, (2) Clive Aubrey Charles Chaplin, (3) Ronald William Green and (4) Victor Aloysius Hebert, relating to The London Pacific Group 1990 Employee Share Option Trust (filed previously as Exhibit 3.2.5 to our Annual Report on Form 20-F dated June 30, 1999).

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

10.4.5 Executed Deed of Amendment and Appointment dated December 11, 2001 among Berkeley International Capital Limited and A.L.O.T. Trustee Limited relating to Agent Loyalty Opportunity Trust (filed previously as Exhibit 10.4.5 to our Form 10-K for the year ended December 31,
           2001).

10.5 Asset Purchase Agreement dated March 7, 2003 between Berkeley Capital Management ("BCM"), Berkeley (USA) Holdings Limited and Berkeley Capital Management LLC relating to the sale of substantially all of the assets and operations of BCM (filed previously as Exhibit 10.5 to our Form 10-Q for the quarter ended March 31, 2003).

10.6 Purchase Agreement, dated May 9, 2003, for the acquisition of London Pacific Advisory Services, Inc. and London Pacific Securities, Inc. by SunGard Business Systems Inc. (filed previously as Exhibit 10.6 to our Form 10-Q for the quarter ended June 30, 2003).

14.1       Code of Ethics.

21         Subsidiaries of the Company as of February 27, 2004.

31.1 Certification by the Company's Executive Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by the Company's Executive Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


__________

(1)        Management contract or compensatory  arrangement filed in response to
           Item 15(a)(3) of the instructions to Form 10-K.


(b)    Reports on Form 8-K:

       We filed one current report on Form 8-K during the fourth quarter of 2003 as follows:

       (1) The Form 8-K filed on November 14, 2003 announcing our financial results for the quarter ended September 30, 2003.

(c)    Our exhibits are listed in Item 15(a)(3) above.

(d)    Our financial statement schedules follow on pages 81 through 86.

                      SCHEDULE I - SUMMARY OF INVESTMENTS -
                    OTHER THAN INVESTMENTS IN RELATED PARTIES

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                             As of December 31, 2003

                            Column A                                   Column B     Column C     Column D

                                                                                                Amount at
                                                                                               Which Shown
                                                                                             in Consolidated
                                                                                      Fair       Balance
                       Type of Investments                             Cost (1)       Value     Sheet (2)
-----------------------------------------------------------------    -----------  -----------  -----------
                                                                                (In thousands)
Fixed maturity securities:
Bonds:
   United States government and government
     agencies and authorities...................................     $         -  $         -  $         -
   States, municipalities and political subdivisions............               -            -            -
   Foreign governments..........................................               -            -            -
   Public utilities.............................................               -            -            -
   Convertibles and bonds with warrants attached................               -            -            -
   All other corporate bonds....................................          25,403       25,393       25,393
Redeemable preferred stock......................................               -            -            -
                                                                     -----------  -----------  -----------
Total fixed maturity securities.................................          25,403  $    25,393       25,393
                                                                     -----------  -----------  -----------
                                                                                  -----------
Equity securities:
Common stocks:
   Industrial, miscellaneous and all other......................           4,587  $    16,925       16,925
Non-redeemable preferred stocks.................................           4,219        4,219        4,219
                                                                     -----------  -----------  -----------
Total equity securities.........................................           8,806  $    21,144       21,144
                                                                     -----------  -----------  -----------
                                                                                  -----------
Total investments...............................................     $    34,209               $    46,537
                                                                     -----------               -----------
                                                                     -----------               -----------

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

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           BERKELEY TECHNOLOGY LIMITED
                            CONDENSED BALANCE SHEETS

                                                                                         December 31,
                                                                                  ------------------------
                                                                                     2003        2002 (1)
                                                                                  -----------  -----------
                                                                             (In thousands, except share amounts)
                                     ASSETS

Cash and cash equivalents .....................................................   $     2,496  $        27
Investment in subsidiaries ....................................................       (57,714)     (74,519)
Intercompany balances .........................................................       121,636      121,720
Other assets ..................................................................           247          620
                                                                                  -----------  -----------
Total assets ..................................................................   $    66,665  $    47,848
                                                                                  -----------  -----------
                                                                                  -----------  -----------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accruals .................................................   $       299  $       403
Guarantees under bank facility.................................................             -       10,590
Intercompany balances .........................................................        31,469       15,369
                                                                                  -----------  -----------
Total liabilities .............................................................        31,768       26,362
                                                                                  -----------  -----------
Commitments and contingencies

Shareholders' equity:
Ordinary shares, $0.05 par value per share: 86,400,000 shares authorized;
   64,439,073 shares issued and outstanding as of December 31, 2003
   and 2002....................................................................         3,222        3,222
Additional paid-in capital ....................................................        68,615       68,394
Retained earnings .............................................................        27,070       16,054
Employee benefit trusts, at cost (13,684,881 shares as of December 31,
   2003 and 2002) .............................................................       (63,571)     (63,571)
Accumulated other comprehensive loss ..........................................          (439)      (2,613)
                                                                                  -----------  -----------
Total shareholders' equity ....................................................        34,897       21,486
                                                                                  -----------  -----------
Total liabilities and shareholders' equity ....................................   $    66,665  $    47,848
                                                                                  -----------  -----------
                                                                                  -----------  -----------

(1) Reclassifications  have been made related to discontinued  operations - see Note 3 to the Consolidated
    Financial Statements in Item 8 of Form 10-K for the year ended December 31, 2003.



            See accompanying Note to Condensed Financial Statements.

                           BERKELEY TECHNOLOGY LIMITED
                         CONDENSED STATEMENTS OF INCOME

                                                                                          Years Ended December 31,
                                                                                  -------------------------------------
                                                                                     2003         2002        2001(1)
                                                                                  -----------  -----------  -----------
                                                                                           (In thousands)
Revenues:
Investment income............................................................     $         8  $       128  $       605
Interest and fees from subsidiaries, net (2).................................               -          307       15,047
Distribution from subsidiary (2).............................................               -            -       52,462
Net realized investment losses...............................................            (246)     (10,827)           -
                                                                                 ------------  -----------  -----------
                                                                                         (238)     (10,392)      68,114
Expenses:
Staff costs..................................................................             833        2,277        3,180
Escrow release...............................................................               -         (100)        (100)
Other operating expenses.....................................................           2,584        2,840        2,579
                                                                                  -----------  -----------  -----------
                                                                                        3,417        5,017        5,659
                                                                                  -----------  -----------  -----------
Income (loss) before income tax expense and equity in
   undistributed net income (loss) of subsidiaries...........................          (3,655)     (15,409)      62,455

Income tax expense (benefit).................................................               -         (683)       1,579
                                                                                  -----------  -----------  -----------
Income before equity in undistributed net income (loss) of
   subsidiaries..............................................................          (3,655)     (14,726)      60,876

Equity in undistributed net income (loss) of subsidiaries (2)................          14,671     (190,317)    (284,921)
                                                                                  -----------  -----------  -----------
Income (loss) from continuing operations ....................................          11,016     (205,043)    (224,045)
                                                                                  -----------  -----------  -----------

Discontinued operations:
Loss on disposal of discontinued operations, net of income tax
   benefit of $0.............................................................               -         (461)           -
Equity in undistributed net loss of discontinued operations (2)..............               -            -     (120,739)
                                                                                  -----------  -----------  -----------
Loss on discontinued operations..............................................               -         (461)    (120,739)
                                                                                  -----------  -----------  -----------

Net income (loss) ...........................................................     $    11,016  $  (205,504) $  (344,784)
                                                                                  -----------  -----------  -----------
                                                                                  -----------  -----------  -----------

(1) Reclassifications  have been made related to discontinued  operations - see Note 3 to the Consolidated Financial
    Statements in Item 8 of Form 10-K for the year ended December 31, 2003.

(2) Eliminated on consolidation.

            See accompanying Note to Condensed Financial Statements.

                           BERKELEY TECHNOLOGY LIMITED
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                         Years Ended December 31,
                                                                                  -------------------------------------
                                                                                     2003         2002        2001(1)
                                                                                  -----------  -----------  -----------
                                                                                             (In thousands)
Cash flows from continuing operating activities:
Net income (loss)............................................................     $    11,016  $  (205,043) $  (224,045)

Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
Equity in undistributed net income (loss) of subsidiaries....................         (14,671)     190,317      284,921
Distribution from subsidiary.................................................               -            -      (52,462)
Net realized investment (gains) losses.......................................             246       10,827            -
Taxes........................................................................               -       (2,162)           -
Other operating cash flows ..................................................             489         (532)         299
                                                                                  -----------  -----------  -----------
Net cash provided by (used in) operating activities .........................          (2,920)      (6,593)       8,713
                                                                                  -----------  -----------  -----------
Cash flows from investing activities:
Payment of guarantee obligations.............................................         (10,836)           -            -
Investment in subsidiaries ..................................................               -            -      (33,380)
Distributions from subsidiary ...............................................               -            -       52,462
Advances to subsidiaries ....................................................            (144)           -      (39,410)
Other cash flows from investing activities ..................................               -            -          (23)
                                                                                  -----------  -----------  -----------
Net cash used in investing activities .......................................         (10,980)           -      (20,351)
                                                                                  -----------  -----------  -----------
Cash flows from financing activities:
Dividends paid ..............................................................               -       (2,032)     (11,801)
Issuance of Ordinary Shares .................................................               -            -            3
Repayments from subsidiaries ................................................          16,369          155            -
                                                                                  -----------  -----------  -----------
Net cash provided by (used in) financing activities .........................          16,369       (1,877)     (11,798)
                                                                                  -----------  -----------  -----------

Net increase (decrease) in cash and cash equivalents ........................           2,469       (8,470)     (23,436)
Cash and cash equivalents at beginning of year ..............................              27        8,497       31,933
                                                                                  -----------  -----------  -----------
Cash and cash equivalents at end of year ....................................     $     2,496   $       27  $     8,497
                                                                                  -----------  -----------  -----------
                                                                                  -----------  -----------  -----------

(1) Reclassifications  have been made related to discontinued  operations - see Note 3 to the Consolidated Financial
    Statements in Item 8 of Form 10-K for the year ended December 31, 2003.

            See accompanying Note to Condensed Financial Statements.

                           BERKELEY TECHNOLOGY LIMITED
                     NOTE TO CONDENSED FINANCIAL STATEMENTS


Note 1.    Basis of Presentation and Significant Accounting Policies

     The accompanying financial statements comprise a condensed presentation of financial position, results of operations and cash flows of Berkeley Technology Limited (the "Company") on a separate company basis. These condensed financial statements do not include the accounts of the Company's subsidiaries, but instead include the Company's investment in those subsidiaries, stated at amounts which are equal to the Company's equity in the subsidiaries' net assets. The consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this Form 10-K for the year ended December 31, 2003.

     Additional information about the significant accounting policies applied by the Company and its subsidiaries is included in Note 2 to the Consolidated Financial Statements in Item 8 of this Form 10-K for the year ended December 31, 2003.

               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

          Life Insurance and Annuities Segment (Continuing Operations)


                                                                                      Years Ended/As of December 31,
                                                                                  -------------------------------------
                                                                                     2003         2002        2001(1)
                                                                                  -----------  -----------  -----------
                                                                                              (In thousands)


Deferred policy acquisition costs..........................................       $         -  $         -  $     3,113


Future policy benefits, losses, claims and loss expenses (2) ..............            28,054       35,441      131,765


Unearned premiums..........................................................               N/A          N/A          N/A


Other policy claims and benefits payable (2)...............................                 -            -           66


Premium revenue (3)........................................................                 6        1,155           (7)


Net investment income (4) .................................................             1,834        6,060        6,214


Benefits, claims, losses and settlement expenses...........................               N/A          N/A          N/A


Amortization of deferred policy acquisition costs..........................                 -        2,952          932


Other operating expenses...................................................               959        1,294          955


Premiums written...........................................................               N/A          N/A          N/A


---------------------------

(1) Reclassifications  have been made related to discontinued  operations - see Note 3 to the Consolidated Financial Statements
    in Item 8 of this Form 10-K for the year ended December 31, 2003.

(2) For additional disclosure regarding life insurance policy liabilities, see Note 10 to the Consolidated Financial Statements
    in Item 8 of this Form 10-K for the year ended December 31, 2003.

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


                                                 BERKELEY TECHNOLOGY LIMITED
                                                 (Registrant)

                                                 By     /s/  Arthur I. Trueger

Date:  March 10, 2004                                   Arthur I. Trueger
                                                        Executive Chairman


      Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                    /s/  Arthur I. Trueger
Date:  March 10, 2004               Arthur I. Trueger
                                    Executive Chairman
                                    (Principal Executive Officer)


                                    /s/  Ian K. Whitehead
Date:  March 10, 2004               Ian K. Whitehead
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


                                    /s/  Victor A. Hebert
Date:  March 10, 2004               Victor A. Hebert
                                    Deputy Chairman and Non-Executive Director


                                    /s/  John Clennett
Date:  March 10, 2004               John Clennett
                                    Non-Executive Director


                                    /s/  Harold E. Hughes, Jr.
Date:  March 10, 2004               Harold E. Hughes, Jr.
                                    Non-Executive Director


                                    /s/  The Viscount Trenchard
Date:  March 10, 2004               The Viscount Trenchard
                                    Non-Executive Director

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                EXHIBIT INDEX FOR THE ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2003

Exhibit
Number     Description
--------   -----------

3.(I).1 Memorandum and Articles of Association of Berkeley Technology Limited, as amended and restated on April 18, 2000 (filed previously as Exhibit 3.(I) to our Form 10-Q for the quarter ended June 30,
           2000).

3.(I).2    Certificate of Incorporation on Change of Name dated June 12, 2003.

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

4.5 Warrant Agreement dated February 14, 2003 between us and the Governor and Company of the Bank of Scotland relating to the Term Loan and Guarantee Facility dated December 20, 2002 (filed previously as
           Exhibit 4.5 to our Form 10-Q for the quarter ended March 31, 2003).

4.6        Specimen Ordinary Share certificate, as amended on June 12, 2003.

10.1.1 Multicurrency Term Facility Agreement dated May 2, 2000 between us and the Governor and Company of the Bank of Scotland (filed previously as Exhibit 10.1.1 to our Form 10-Q for the quarter ended September 30, 2000).

10.1.2 Term Loan and Guarantee Facility of up to $23,000,000, dated December 20, 2002 between us and the Governor and Company of the Bank of Scotland (filed previously as Exhibit 10.1.2 to our Form 10-K for the year ended December 31, 2002).

10.1.3 Stock Pledge Agreement dated January 29, 2003 between Berkeley International Capital Limited and the Governor and Company of the Bank of Scotland, relating to the Term Loan and Guarantee Facility dated December 20, 2002 (filed previously as Exhibit 10.1.3 to our Form 10-Q for the quarter ended March 31, 2003).

10.1.4 Stock Pledge Agreement dated February 7, 2003 between Berkeley International Capital Limited and the Governor and Company of the Bank of Scotland, relating to the Term Loan and Guarantee Facility dated December 20, 2002 (filed previously as Exhibit 10.1.4 to our Form 10-Q for the quarter ended March 31,
           2003).

10.1.5 Stock Pledge Agreement dated February 19, 2003 between Berkeley (USA) Holdings Limited and the Governor and Company of the Bank of Scotland, relating to the Term Loan and Guarantee Facility dated December 20, 2002 (filed previously as Exhibit 10.1.5 to our Form 10-Q for the quarter ended March 31, 2003).

10.1.6     Security  Agreement  dated  February  28,  2003  between  us and  the
           Governor and Company of the Bank of Scotland relating to the Term Loan and Guarantee Facility dated December 20, 2002 (filed previously as Exhibit 10.1.6 to our Form 10-Q for the quarter ended March 31,
           2003).

10.2.1 Settlement dated February 16, 1990 among (1) us, (2) John Gerald Patrick Wheeler and (3) Ian Walter Strang, constituting The London Pacific Group 1990 Employee Share Option Trust (filed previously as
           Exhibit 3.2 to our Post-Effective Amendment No. 2 to Registration Statement on Form 20-F/A dated August 31, 1993).

10.2.2 Executed Instrument dated March 18, 1994 among (1) John Gerald Patrick Wheeler, (2) Ian Walter Strang and (3) Richard John Pirouet, relating to The London Pacific Group 1990 Employee Share Option Trust (filed previously as Exhibit 3.2.1 to our Annual Report on Form 20-F dated June 10, 1994).

10.2.3 Executed Instrument dated September 27, 1994 among (1) Ian Walter Strang, (2) Richard John Pirouet and (3) Clive Aubrey Charles Chaplin, relating to The London Pacific Group 1990 Employee Share Option Trust (filed previously as Exhibit 3.2.2 to our Annual Report on Form 20-F dated June 29, 1995).

10.2.4     Executed  Instrument dated March 3, 1995 among (1) Ian Walter Strang,
           (2) Richard John Pirouet and (3) Clive Aubrey Charles Chaplin, relating to The London Pacific Group 1990 Employee Share Option Trust (filed previously as Exhibit 3.2.3 to our Annual Report on Form 20-F dated June 29, 1995).

10.2.5     Executed  Instrument  dated  August 22, 1996 among (1)  Richard  John
           Pirouet, (2) Clive Aubrey Charles Chaplin and (3) Ronald William Green, relating to The London Pacific Group 1990 Employee Share Option Trust (filed previously as Exhibit 3.2.4 to our Annual Report on Form 20-F dated June 30, 1997).

10.2.6 Executed Instrument dated August 29, 1998 among (1) Richard John Pirouet, (2) Clive Aubrey Charles Chaplin, (3) Ronald William Green and (4) Victor Aloysius Hebert, relating to The London Pacific Group 1990 Employee Share Option Trust (filed previously as Exhibit 3.2.5 to our Annual Report on Form 20-F dated June 30, 1999).

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

10.4.5 Executed Deed of Amendment and Appointment dated December 11, 2001 among Berkeley International Capital Limited and A.L.O.T. Trustee Limited relating to Agent Loyalty Opportunity Trust (filed previously as Exhibit 10.4.5 to our Form 10-K for the year ended December 31,
           2001).

10.5 Asset Purchase Agreement dated March 7, 2003 between Berkeley Capital Management ("BCM"), Berkeley (USA) Holdings Limited and Berkeley Capital Management LLC relating to the sale of substantially all of the assets and operations of BCM (filed previously as Exhibit 10.5 to our Form 10-Q for the quarter ended March 31, 2003).

10.6 Purchase Agreement, dated May 9, 2003, for the acquisition of London Pacific Advisory Services, Inc. and London Pacific Securities, Inc. by SunGard Business Systems Inc. (filed previously as Exhibit 10.6 to our Form 10-Q for the quarter ended June 30, 2003).

14.1       Code of Ethics.

21         Subsidiaries of the Company as of February 27, 2004.

31.1 Certification by the Company's Executive Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by the Company's Executive Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by the Company's Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


 ____________

(1) Management contract or compensatory arrangement filed in response to Item 15(a)(3) of the instructions to Form 10-K.