Form 10-Q
period 2004-03-31
BERKELEY TECHNOLOGY LTD
filed 2004-05-14
CIK 891377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ____________________


                                    FORM 10-Q

  (Mark One)

 / X /          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2004

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

     As of May 14, 2004, the registrant had outstanding 64,439,073 Ordinary Shares, par value $0.05 per share.

                                TABLE OF CONTENTS


                                     PART I

                              FINANCIAL INFORMATION

                                                                                                             Page
Item 1.    Financial Statements:

           Unaudited Condensed Consolidated Balance Sheets as of March 31, 2004 and
               December 31, 2003............................................................................    3

           Unaudited Condensed Consolidated Statements of Income for the three months
               ended March 31, 2004 and 2003................................................................    4

           Unaudited Condensed Consolidated Statements of Cash Flows for the three months
               ended March 31, 2004 and 2003................................................................    5

           Unaudited Consolidated Statement of Changes in Shareholders' Equity for the three months
               ended March 31, 2004.........................................................................    6

           Unaudited Consolidated Statements of Comprehensive Income for the three months
               ended March 31, 2004 and 2003................................................................    7

           Notes to Unaudited Condensed Consolidated Financial Statements...................................    8

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations............   19

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.......................................   27

Item 4.    Controls and Procedures..........................................................................   28


                                     PART II

                                OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.................................................................   29

Signature  .................................................................................................   30

Exhibit Index...............................................................................................   31

                         PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                      March 31,       December 31,
                                                                                        2004             2003
                                                                                    -------------    --------------
                                            ASSETS

Investments (principally of life insurance subsidiary):
   Fixed maturities:
     Available-for-sale, at fair value (amortized cost: $22,857 and $25,403
       as of March 31, 2004 and December 31, 2003, respectively)..................   $     22,833     $     25,393
   Equity securities:
     Trading, at fair value (cost: $4,004 and $4,544 as of March 31, 2004
       and December 31, 2003, respectively).......................................         11,508           16,882
     Available-for-sale, at estimated fair value (cost: $2,402 and $4,262 as of
       March 31, 2004 and December 31, 2003, respectively)........................          2,402            4,262
                                                                                    -------------    -------------
Total investments.................................................................         36,743(1)        46,537

Cash and cash equivalents.........................................................         13,544(1)        14,408
Cash held in escrow...............................................................          1,001              999
Accrued investment income.........................................................            866              926
Other assets......................................................................          1,738              643
                                                                                    -------------    -------------
Total assets......................................................................   $     53,892     $     63,513
                                                                                    -------------    -------------
                                                                                    -------------    -------------

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Life insurance policy liabilities.................................................   $     25,066     $     28,054
Accounts payable and accruals.....................................................            580              562
                                                                                    -------------    -------------
Total liabilities.................................................................         25,646           28,616
                                                                                    -------------    -------------
Commitments and contingencies (see Note 8)

Shareholders' equity:
Ordinary shares, $0.05 par value per share: 86,400,000 shares authorized;
   64,439,073 shares issued and outstanding as of March 31, 2004 and
   December 31, 2003..............................................................          3,222            3,222
Additional paid-in capital........................................................         68,615           68,615
Retained earnings.................................................................         20,380           27,070
Employee benefit trusts, at cost (13,684,881 shares as of March 31, 2004
   and December 31, 2003).........................................................        (63,571)         (63,571)
Accumulated other comprehensive loss..............................................           (400)            (439)
                                                                                    -------------    -------------
Total shareholders' equity........................................................         28,246           34,897
                                                                                    -------------    -------------
Total liabilities and shareholders' equity........................................   $     53,892     $     63,513
                                                                                    -------------    -------------
                                                                                    -------------    -------------

(1) Includes  $34,637 of investments  and $3,216 of cash and cash  equivalents in the Company's  insurance  subsidiary
    (London Pacific Assurance  Limited  ("LPAL"))  which are not currently  available to fund the operations or commitments of the Company or its other subsidiaries.

 See accompanying Notes which are an integral part of these Unaudited Condensed
                        Consolidated Financial Statements

                           .
                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share and ADS amounts)

                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                    ------------------------------
                                                                                        2004             2003 (1)
                                                                                    -------------    -------------
Continuing operations:

Revenues:
Investment income.................................................................   $        357     $        531
Insurance policy charges..........................................................              2                4
Consulting and other fee income...................................................             97                -
Net realized investment losses....................................................           (644)          (7,324)
Change in net unrealized investment gains and losses on trading securities........         (4,833)           8,313
                                                                                    -------------    -------------
                                                                                           (5,021)           1,524
Expenses:
Amounts credited on insurance policyholder accounts...............................            384              519
Operating expenses................................................................          1,278            1,734
Interest expense..................................................................              -              136
                                                                                    -------------    -------------
                                                                                            1,662            2,389
                                                                                    -------------    -------------
Loss from continuing operations before income taxes...............................         (6,683)            (865)

Income tax expense................................................................              7                7
                                                                                    -------------    -------------
Loss from continuing operations...................................................         (6,690)            (872)

Discontinued operations:
Loss from discontinued operations, net of income
   tax expense of $0 and $5, respectively.........................................              -             (982)
                                                                                    -------------    -------------
Loss on discontinued operations...................................................              -             (982)
                                                                                    -------------    -------------
Net loss..........................................................................   $     (6,690)    $     (1,854)
                                                                                    -------------    -------------
                                                                                    -------------    -------------

Basic and diluted loss per share and ADS:

Basic and diluted loss per share:
Continuing operations.............................................................   $      (0.13)    $      (0.02)
Discontinued operations...........................................................              -            (0.02)
                                                                                    -------------    -------------
                                                                                     $      (0.13)    $      (0.04)
                                                                                    -------------    -------------
                                                                                    -------------    -------------
Basic and diluted loss per ADS:
Continuing operations.............................................................   $      (1.32)    $      (0.17)
Discontinued operations...........................................................              -            (0.20)
                                                                                    -------------    -------------
                                                                                     $      (1.32)    $      (0.37)
                                                                                    -------------    -------------
                                                                                    -------------    -------------

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

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                    ------------------------------
                                                                                        2004            2003 (1)
                                                                                    -------------    -------------

Net cash provided by continuing operations........................................   $        113     $      7,211

Net cash used in discontinued operations..........................................              -             (858)
                                                                                    -------------    -------------
Net cash provided by operating activities.........................................            113            6,353
                                                                                    -------------    -------------

Cash flows from investing activities:
Purchases of available-for-sale fixed maturity securities.........................              -             (140)
Purchases of available-for-sale equity securities.................................            (15)               -
Proceeds from sale and maturity of available-for-sale fixed maturity securities...          3,098            2,914
Other investing cash flows........................................................             (2)               -
                                                                                    -------------    -------------
Net cash provided by investing activities.........................................          3,081            2,774
                                                                                    -------------    -------------

Cash flows from financing activities:
Insurance policyholder benefits paid..............................................         (4,137)            (986)
Repayment of notes payable........................................................              -           (4,944)
                                                                                    -------------    -------------
Net cash used in financing activities.............................................         (4,137)          (5,930)
                                                                                    -------------    -------------

Net increase (decrease) in cash and cash equivalents..............................           (943)           3,197
Cash and cash equivalents at beginning of period (2)..............................         14,408           15,308
Foreign currency translation adjustment...........................................             79             (126)
                                                                                    -------------    -------------
Cash and cash equivalents at end of period (2), (3)...............................   $     13,544     $     18,379
                                                                                    -------------    -------------
                                                                                    -------------    -------------

(1) Reclassifications have been made related to discontinued operations - see Note 3.

(2) Amounts reflect continuing operations only.  Does not include $1,001 of cash held in escrow as of March 31, 2004.

(3) The amount for March 31, 2004 includes  $3,216 in the Company's  insurance  subsidiary  (LPAL) which is not currently available to fund the operations or commitments of the Company or its other subsidiaries.

 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                                          Accumulated
                                                                                             Other
                                   Ordinary Shares    Additional               Employee     Compre-      Total
                                --------------------    Paid-in    Retained     Benefit     hensive   Shareholders'
                                   Number    Amount     Capital    Earnings     Trusts       Loss       Equity
                                ---------  ---------  ----------  ----------  ----------  -----------  ----------
Balance as of
   December 31, 2003............   64,439   $  3,222   $  68,615   $  27,070   $ (63,571)  $     (439)  $  34,897

Net loss........................        -          -           -      (6,690)          -            -      (6,690)
Change in net unrealized
   gains and losses on
   available-for-sale securities        -          -           -           -           -          (14)        (14)
Foreign currency translation
   adjustment...................        -          -           -           -           -           53          53

                                ---------  ---------  ----------  ----------  ----------  -----------  ----------
Balance as of
   March 31, 2004...............   64,439   $  3,222   $  68,615   $  20,380   $ (63,571)  $     (400)  $  28,246
                                ---------  ---------  ----------  ----------  ----------  -----------  ----------
                                ---------  ---------  ----------  ----------  ----------  -----------  ----------




 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                    ------------------------------
                                                                                        2004             2003
                                                                                    -------------    -------------

Net loss..........................................................................   $     (6,690)    $     (1,854)

Other comprehensive income, net of deferred income taxes:

Foreign currency translation adjustments, net of income taxes of $0...............             53              (24)

Change in net unrealized gains and losses related to continuing operations:
   Unrealized holding gains and losses on available-for-sale securities...........             (8)             134
   Reclassification adjustment for gains and losses included in net loss..........             (6)           1,000
   Deferred income taxes..........................................................              -                -
                                                                                    -------------    -------------
Other comprehensive income........................................................             39            1,110
                                                                                    -------------    -------------
Comprehensive loss................................................................   $     (6,651)    $       (744)
                                                                                    -------------    -------------
                                                                                    -------------    -------------


 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2004

     As used herein, the terms "registrant," "Company," "we," "us" and "our" refer to Berkeley Technology Limited. Except as the context otherwise requires, the term "Group" refers collectively to the registrant and its subsidiaries.

Note 1.   Material Events

     On March 7, 2003, the Group entered into a definitive agreement to sell substantially all of the assets and operations of Berkeley Capital Management ("BCM"), its U.S. based asset management subsidiary, to a company majority-owned by funds under the management of Putnam Lovell NBF Private Equity. Consequently, the Company deconsolidated BCM as of March 31, 2003 and BCM's results of operations have been reported separately in the income statement under discontinued operations since the first quarter of 2003. On May 7, 2003, the Group completed the sale and the Group received all proceeds under the sale agreement as of the end of 2003. For further information, see Note 3 "Discontinued Operations" below.

     On May 9, 2003, the Group entered into a definitive agreement to sell all of the outstanding stock of London Pacific Advisory Services, Inc., London Pacific Securities, Inc. and LPA Insurance Agency, Inc. together with the associated assets of the advisory business held within London Pacific Technologies, Inc. and LP Advisors, Inc. (collectively, "LPA" or the "LPA business") to a wholly-owned subsidiary of SunGard Data Systems Inc. ("SunGard"). On June 5, 2003, the Group completed the sale. Consequently, LPA's results of operations have been reported separately in the income statement under discontinued operations since the second quarter of 2003. SunGard paid $1.0 million of the initial purchase consideration into an escrow account as a holdback to cover any of the Group's indemnity obligations arising within the 18 month period following the close of the transaction. The Group is not aware of any unresolved claims and currently expects the full amount to be released to the Group during December 2004. The Group may also receive up to a further $8.0 million cash earnout payment that will be equal in amount to one-half of the cumulative operating profits from the LPA business in the three year period immediately following the close of the transaction. This earnout payment will be paid within approximately 60 days following the third anniversary of the transaction closing. There is no guarantee that the Group will receive any portion of the earnout payment. For further information, see Note 3 "Discontinued Operations" below.

     Subsequent to the sale of the Group's asset management and financial advisory services businesses, the Group now focuses on rebuilding its technology venture capital business.


Note 2.   Basis of Presentation and Principles of Consolidation

     The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in conformity with United States generally accepted accounting principles ("U.S. GAAP"). These unaudited condensed consolidated financial statements include the accounts of the Company, its subsidiaries (with the exception of BCM and LPA as discussed above in Note 1 "Material Events"), the Employee Share Option Trust ("ESOT") and the Agent Loyalty Opportunity Trust ("ALOT"). Significant subsidiaries included in the continuing operations of the Group and discussed in this document include London Pacific Assurance Limited and Berkeley International Capital Corporation. All intercompany transactions and balances have been eliminated in consolidation except for intercompany transactions between continuing and discontinued operations which are disclosed in Note 3 and Note 9 below.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Certain information and note disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. In the opinion of management, the unaudited condensed consolidated financial statements reflect all adjustments (consisting of normal recurring accruals) which are necessary for a fair statement of the results for the interim periods presented.

     While the Company's management believes that the disclosures presented are adequate to make the information not misleading, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2003, which are contained in the Company's Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission ("SEC") on March 10, 2004. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. Certain reclassifications have been made to prior quarter's amounts to conform with the current period's presentation. These reclassifications have no effect on the prior quarter's net income or shareholders' equity.

     The results for the three month period ended March 31, 2004 are not indicative of the results to be expected for the full fiscal year.

     The unaudited condensed consolidated balance sheets are presented in an unclassified format as the majority of the Group's assets relate to its continuing life insurance and annuities business. The Group's other business is venture capital and consulting.

     The Company is incorporated under the laws of Jersey, Channel Islands. Its Ordinary Shares are traded on the London Stock Exchange and in the U.S. on the Over-the-Counter Bulletin Board in the form of American Depositary Shares ("ADSs"), which are evidenced by American Depositary Receipts ("ADRs"). Pursuant to the regulations of the SEC, the Company is considered a U.S. domestic registrant and must file financial statements prepared under U.S. GAAP.

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

Share Incentive Plan

     The Company accounts for stock based compensation issued to employees in accordance with Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations, which recognizes compensation expense based upon the intrinsic value of the stock options as of the date of grant. The Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock Based Compensation," which encourages, but does not require, companies to recognize compensation expense for grants of stock options based on their fair value. The Company has elected, as permitted by SFAS 123, to adopt the disclosure requirement of SFAS 123 and to continue to account for stock based compensation under APB 25.

     Had compensation expense for the Company's ESOT activity been determined based upon the fair value method in accordance with SFAS 123, the Company's consolidated net loss and loss per share and ADS would have been increased to the pro forma amounts as reflected below:

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                    ------------------------------
                                                                                         2004             2003
                                                                                    -------------    -------------
                                                                                      (In thousands, except per
                                                                                        share and ADS amounts)

Net loss as reported..............................................................   $     (6,690)    $     (1,854)
Add: Stock based employee compensation expense included in
    reported loss, net of related tax effects.....................................              -                -

Deduct: Total stock based employee compensation expense determined
    under fair value based methods for all awards, net of related tax effects.....            (49)            (251)
                                                                                    -------------    -------------
Pro forma net loss................................................................   $     (6,739)    $     (2,105)
                                                                                    -------------    -------------
                                                                                    -------------    -------------
Basic and diluted loss per share:
As reported.......................................................................          (0.13)           (0.04)
Pro forma.........................................................................          (0.13)           (0.04)
Basic and diluted loss per ADS:
As reported.......................................................................          (1.32)           (0.37)
Pro forma.........................................................................          (1.33)           (0.41)



     The pro forma disclosures shown above were calculated for all options granted after December 31, 1994 using a Black-Scholes option pricing model. No option grants were made during 2003 or the first quarter of 2004.


Note 3.   Discontinued Operations

(a)  Berkeley Capital Management

     As described in Note 1 "Material Events," the Group entered into a definitive agreement to sell substantially all of the assets and operations of BCM on March 7, 2003, and on May 7, 2003 completed the sale. In connection therewith, the Company deconsolidated BCM as of March 31, 2003 in accordance with SFAS 144. The Company does not expect to receive any material amounts of income from its asset management segment in the foreseeable future. The results of operations of BCM for the prior period have been reported in discontinued operations.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     A summary of BCM's pre-tax operating results for the three month period ended March 31, 2003 is shown below.

                                                                                                      Three Months
                                                                                                          Ended
                                                                                                     March 31, 2003
                                                                                                     --------------
                                                                                                     (In thousands)
Revenues:
Asset management fees.....................................................................            $       1,028
Intercompany management fee income (1)....................................................                        4
                                                                                                     --------------
Total revenues............................................................................                    1,032

Operating expenses........................................................................                    1,012
                                                                                                     --------------
Income before income taxes................................................................            $          20
                                                                                                     --------------
                                                                                                     --------------

(1) Fees were paid from and included in the net revenues of the life insurance and annuities business segment of continuing  operations (LPAL) of $4,000 for the three months ended March 31, 2003.

     BCM had been included in the Group's asset management business segment.

(b)  London Pacific Advisors

     As described in Note 1 "Material Events," the Group entered into a definitive agreement to sell the LPA business on May 9, 2003 and on June 5, 2003 completed the sale. In connection therewith, the Company now reports the results of operations of LPA for the prior period as discontinued operations in accordance with SFAS 144.

     A summary of LPA's pre-tax operating results for the three month period ended March 31, 2003 is shown below.

                                                                                                      Three Months
                                                                                                          Ended
                                                                                                     March 31, 2003
                                                                                                     --------------
                                                                                                     (In thousands)
Revenues:
Investment income.........................................................................            $           3
Gross financial advisory services fees....................................................                    3,564
Payments due to independent advisors......................................................                   (2,176)
                                                                                                     --------------
Total net revenues........................................................................                    1,391

Operating expenses........................................................................                    2,382
Interest expense..........................................................................                        6
                                                                                                     --------------
Loss before income taxes..................................................................            $        (997)
                                                                                                     --------------
                                                                                                     --------------

     Previously, LPA was included in the Group's financial advisory services business segment.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

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

     The Company has also issued Ordinary Share warrants to Bank of Scotland in connection with the Company's bank facility (now terminated), which are also considered potential common stock under SFAS 128. Diluted earnings per share is calculated by dividing net income by the weighted-average number of Ordinary Shares outstanding during the applicable period as adjusted for these potentially dilutive options and warrants which are determined based on the "Treasury Stock Method." As the Company recorded a net loss for both of the three month periods ended March 31, 2004 and 2003, the calculations of diluted loss per share for these periods do not include potentially dilutive employee share options and warrants issued to the Bank of Scotland as they are anti-dilutive and, if included, would have resulted in a reduction of the net loss per share. If the Company had reported net income for both of the three month periods ended March 31, 2004 and 2003, there would have been an additional 862,058 and zero shares, respectively, included in the calculations of diluted earnings per share for these periods.

     A reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share calculations is as follows:

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                    ------------------------------
                                                                                        2004             2003
                                                                                    -------------    -------------
                                                                                     (In thousands, except share,
                                                                                      per share and ADS amounts)

Loss from continuing operations...................................................   $     (6,690)    $       (872)
Loss on discontinued operations...................................................              -             (982)
                                                                                    -------------    -------------
Net loss..........................................................................   $     (6,690)    $     (1,854)
                                                                                    -------------    -------------
                                                                                    -------------    -------------

Basic and diluted loss per share and ADS:
Weighted average number of Ordinary Shares outstanding,
  excluding shares held by the employee benefit trusts............................     50,754,192       50,754,192
                                                                                    -------------    -------------
Basic and diluted loss per share:
Continuing operations.............................................................   $      (0.13)    $      (0.02)
Discontinued operations...........................................................              -            (0.02)
                                                                                    -------------    -------------
                                                                                     $      (0.13)    $      (0.04)
                                                                                    -------------    -------------
                                                                                    -------------    -------------
Basic and diluted loss per ADS:
Continuing operations.............................................................   $      (1.32)    $      (0.17)
Discontinued operations...........................................................              -            (0.20)
                                                                                    -------------    -------------
                                                                                     $      (1.32)    $      (0.37)
                                                                                    -------------    -------------
                                                                                    -------------    -------------

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

     When a quoted market price is available for a security, the Group uses this price to determine fair value. If a quoted market price is not available for a security, management estimates the security's fair value based on appropriate valuation methodologies.

     For a discussion of the Company's accounting policies with respect to the determination of fair value of investments and other-than-temporary impairments, see the section entitled "Critical Accounting Policies" in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" below. The Group's private securities primarily consist of convertible preferred stock holdings in technology companies. Management periodically reviews financial information with respect to the issuers of equity securities held by the Group. In addition, management maintains contact with the management of these issuers through ongoing dialogue to examine the issuers' future plans and prospects.

     The Group's fixed maturity securities are principally comprised of U.S. and non-U.S. corporate debt. Generally, quoted market prices are available for these securities.

Fixed Maturity Securities

     An analysis of fixed maturity securities is as follows:

                                                  March 31, 2004                                   December 31, 2003
                                  ----------------------------------------------    ----------------------------------------------
                                                Gross        Gross    Estimated                   Gross       Gross     Estimated
                                  Amortized   Unrealized  Unrealized     Fair       Amortized   Unrealized  Unrealized     Fair
                                    Cost        Gains       Losses       Value         Cost        Gains      Losses      Value
                                  ----------  ----------  ----------  ----------    ----------  ----------  ----------  ----------
                                                                           (In thousands)
Available-for-Sale:
Non-U.S. corporate
   debt securities.........        $  18,731   $      39   $     (82)  $  18,688     $  18,354   $      48   $     (89)  $  18,313
Corporate debt securities..            4,126          21          (2)      4,145         7,049          33          (2)      7,080
                                  ----------  ----------  ----------  ----------    ----------  ----------  ----------  ----------
Total fixed maturity
   securities..............        $  22,857   $      60   $     (84)  $  22,833     $  25,403   $      81   $     (91)  $  25,393
                                  ----------  ----------  ----------  ----------    ----------  ----------  ----------  ----------
                                  ----------  ----------  ----------  ----------    ----------  ----------  ----------  ----------


                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Equity Securities

     Equity   securities  are  comprised  of   available-for-sale   and  trading
securities. An analysis of equity securities is as follows:

                                                  March 31, 2004                                   December 31, 2003
                                  ----------------------------------------------    ----------------------------------------------
                                                Gross        Gross    Estimated                   Gross       Gross     Estimated
                                              Unrealized  Unrealized     Fair                   Unrealized  Unrealized     Fair
                                    Cost        Gains       Losses       Value         Cost        Gains      Losses      Value
                                  ----------  ----------  ----------  ----------    ----------  ----------  ----------  ----------
                                                                           (In thousands)
Private corporate equity
   securities..............        $   2,402   $       -   $       -   $   2,402     $   4,262   $       -   $       -   $   4,262
                                  ----------  ----------  ----------  ----------    ----------  ----------  ----------  ----------

Total available-for-sale
   equity securities.......            2,402           -           -       2,402         4,262           -           -       4,262

Trading securities.........            4,004       7,657        (153)     11,508         4,544      12,546        (208)     16,882
                                  ----------  ----------  ----------  ----------    ----------  ----------  ----------  ----------
Total equity securities....        $   6,406   $   7,657   $    (153)  $  13,910     $   8,806   $  12,546   $    (208)  $  21,144
                                  ----------  ----------  ----------  ----------    ----------  ----------  ----------  ----------
                                  ----------  ----------  ----------  ----------    ----------  ----------  ----------  ----------

     Trading securities are carried at fair value with changes in net unrealized gains and losses of $(4,833,000) and $8,313,000 included in the losses for the three month periods ended March 31, 2004 and 2003, respectively.

Investment Concentration and Risk

     As of March 31, 2004, the Group's investment securities included a listed equity investment in Packeteer, Inc. of $10.9 million which represented more than 10% of shareholders' equity as of that date.

     As of March 31, 2004, the Company's Jersey based life insurance subsidiary, LPAL, owned 100% of the Group's $22.8 million in fixed maturity securities, 98% of the Group's $2.4 million in available-for-sale private equity securities, and 82% of the Group's $11.5 million in trading securities. LPAL is a regulated insurance company, and as such it must meet stringent capital adequacy requirements and it may not make any distributions without the consent of LPAL's independent actuary. LPAL'S INVESTMENTS ARE THEREFORE NOT CURRENTLY AVAILABLE TO FUND THE OPERATIONS OR COMMITMENTS OF THE COMPANY OR ITS OTHER SUBSIDIARIES.

Net Unrealized Gains (Losses) on Available-for-Sale Securities

     Net unrealized losses on fixed maturity securities classified as available-for-sale as of March 31, 2004 and December 31, 2003 totaled $24,000 and $10,000, respectively. There were no related deferred policy acquisition cost adjustments or income taxes.

     There were no unrealized gains or losses on equity securities classified as available-for-sale as of March 31, 2004 and December 31, 2003, respectively.

     Changes in net unrealized gains and losses on available-for-sale securities included in other comprehensive income for the period ended March 31, 2004 were as follows:

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                                                                                      Net Unrealized Gains (Losses)
                                                                                   ----------------------------------
                                                                                     Fixed
                                                                                    Maturity     Equity
                                                                                   Securities  Securities    Total
                                                                                   ----------  ----------  ----------
                                                                                             (In thousands)

Net unrealized losses on available-for-sale securities as of
   December 31, 2003.........................................................       $     (10)  $       -   $     (10)

Changes during the three month period ended March 31, 2004:
   Unrealized holding gains and losses on available-for-sale securities......              (8)          -          (8)
   Reclassification adjustment for gains and losses included in net
      income (loss)..........................................................              (6)          -          (6)
                                                                                   ----------  ----------  ----------
Net unrealized losses on available-for-sale securities as of
   March 31, 2004............................................................       $     (24)  $       -   $     (24)
                                                                                   ----------  ----------  ----------
                                                                                   ----------  ----------  ----------

Realized Gains and Losses

     Information about gross and net realized gains and losses on securities transactions is as follows:

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                    ------------------------------
                                                                                        2004             2003
                                                                                    -------------    -------------
                                                                                             (In thousands)
Realized gains (losses) on securities transactions:
Fixed maturities, available-for-sale:
   Gross losses ..................................................................    $         -     $       (178)
                                                                                    -------------    -------------
Equity securities, trading:
   Gross gains....................................................................          1,231            1,623
   Gross losses...................................................................              -           (6,222)
                                                                                    -------------    -------------
Net realized gains (losses) on equity securities, trading.........................          1,231           (4,599)
                                                                                    -------------    -------------
Equity securities, available-for-sale:
   Gross losses...................................................................         (1,875)          (2,547)
                                                                                    -------------    -------------
Net realized investment losses on securities transactions.........................   $       (644)    $     (7,324)
                                                                                    -------------    -------------
                                                                                    -------------    -------------

     During the three month period ended March 31, 2004, the Group's management determined that one private equity investment in a technology company was other-than-temporarily impaired and consequently recorded a realized loss of $1.9 million in the unaudited condensed consolidated statement of income.


Note 6.   Cash Held in Escrow

     Cash held in escrow consists of the proceeds from the sale of LPA on June 5, 2003 which were held back to cover any of the Group's indemnity obligations within the 18 month period following the close of the transaction. Funds are due to be released with accrued interest in December 2004, less any amounts related to indemnification matters as set out in the sale agreement. The Group is not aware of any unresolved claims.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Note 7.   Other Assets

     An analysis of other assets is as follows:

                                                                                      March 31,       December 31,
                                                                                        2004             2003
                                                                                    -------------    -------------
                                                                                            (In thousands)

Property, equipment and leasehold improvements, net...............................   $         99     $        117
Prepayments.......................................................................            407              499
Receivables:
   Income tax refund receivable...................................................             17               17
   Fee income receivable..........................................................             27                7
   Other receivables .............................................................             35                3
   Due from brokers...............................................................          1,153                -
                                                                                    -------------    -------------
Total other assets................................................................   $      1,738     $        643
                                                                                    -------------    -------------
                                                                                    -------------    -------------

Note 8.   Commitments and Contingencies

     As previously disclosed in the Company's 2002 and 2003 audited consolidated financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K for each of those years, the Company's primary insurance company, London Pacific Life & Annuity Company ("LPLA"), in August 2002 was placed under regulatory control and rehabilitation based on LPLA's statutory capital and surplus as of June 30, 2002. In the course of the administration of LPLA in rehabilitation, the North Carolina Department of Insurance ("NCDOI") requested information concerning the history of a limited number of investments in securities of portfolio companies during November 2002. These portfolio investments have been associated with LPLA for more than seven years, and involve intercompany transfers. The history of their investment performance and ownership is complex. The Company has complied with these requests. The Company is not able at this time to predict what conclusions the NCDOI will reach after evaluation of this information.

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

     Under its Memorandum and Articles of Association, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company maintains directors and officers liability insurance that limits the Company's exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2004.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, clients and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions sometimes include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2004.


Note 9.   Business Segment and Geographical Information

     The Company's reportable operating segments are classified according to its remaining businesses of life insurance and annuities, and venture capital and consulting.

     Due to the sales of BCM and LPA in 2003 (see Note 1 "Material Events"), the Company's asset management and financial advisory segments have been classified as discontinued operations for the three month period ended March 31, 2003.

     Intercompany transfers between reportable operating segments are accounted for at prices which are designed to be representative of unaffiliated third party transactions.

     Summary revenue and investment gain (loss) information by geographic segment, based on the domicile of the Group company generating those revenues, is as follows:

                                                                                         Three Months Ended
                                                                                              March 31,
                                                                                    ------------------------------
                                                                                        2004             2003
                                                                                    -------------    -------------
                                                                                             (In thousands)

Jersey............................................................................   $     (4,400)    $       (562)
Guernsey..........................................................................           (731)           2,008
United States.....................................................................            110               78
                                                                                    -------------    --------------
Consolidated revenues and net investment gains and losses
    for continuing operations.....................................................   $     (5,021)    $      1,524
                                                                                    -------------    --------------
                                                                                    -------------    --------------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     Revenues and income (loss) before income taxes for the Company's reportable operating segments included in continuing operations, based on management's internal reporting structure, were as follows:

                                                                                          Three Months Ended
                                                                                              March 31,
                                                                                    ------------------------------
                                                                                          2004             2003
                                                                                    -------------    -------------
                                                                                            (In thousands)
Revenues and net investment gains and losses:
Life insurance and annuities (1)..................................................   $     (4,405)    $       (360)
Venture capital management........................................................           (642)           1,867
                                                                                    -------------    -------------
                                                                                           (5,047)           1,507
Reconciliation of segment amounts to consolidated amounts:
Interest and other fee income ....................................................             26               17
                                                                                    -------------    -------------
Consolidated revenues and net investment gains and losses
    for continuing operations.....................................................   $     (5,021)    $      1,524
                                                                                    -------------    -------------
                                                                                    -------------    -------------
Income (loss) from continuing operations before income taxes:
Life insurance and annuities (1)..................................................   $     (5,045)    $     (1,123)
Venture capital management........................................................           (971)           1,669
                                                                                    -------------    -------------
                                                                                           (6,016)             546
Reconciliation of segment amounts to consolidated amounts:
Interest and other fee income.....................................................             26               17
Corporate expenses................................................................           (693)          (1,292)
Interest expense..................................................................              -             (136)
                                                                                    -------------    -------------
Consolidated loss from continuing operations before income taxes .................   $     (6,683)    $       (865)
                                                                                    -------------    -------------
                                                                                    -------------    -------------

(1) Netted against the revenues  (investment  income) of the life insurance and annuities  segment are management fees paid to BCM (discontinued operations) of $0 and $4,000 in the first quarters of 2004 and 2003, respectively.

     During the first three months of 2004, assets in the venture capital and consulting segment decreased by $1,335,000 from $3,442,000 to $2,107,000, primarily due to the sale of $764,000 of trading securities and the $586,000 decrease in unrealized gains on the remaining listed equity securities held in the trading account.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As used herein, the terms "registrant," "Company," "we," "us" and "our" refer to Berkeley Technology Limited. Except as the context otherwise requires, the term "Group" refers collectively to the registrant and its subsidiaries.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements, and the notes thereto, included in this quarterly report, and the December 31, 2003 audited consolidated financial statements, and the notes thereto, included in our recent Annual Report on Form 10-K. The unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. This item should also be read in conjunction with the "Forward-Looking Statements and Factors That May Affect Future Results" which are set forth below and in our other filings with the SEC.

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

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Life Insurance and Annuities

     Certain information regarding our life insurance and annuities segment's results of operations is as follows:

                                                                                           Three Months Ended
                                                                                              March 31,
                                                                                    ------------------------------
                                                                                        2004             2003
                                                                                    -------------    -------------
                                                                                           (In thousands)
Revenues and net investment gains (losses):
Investment income.................................................................   $        338     $        514
Insurance policy charges .........................................................              2                4
Net realized investment losses....................................................         (1,256)         (23,405)
Change in net unrealized investment gains and losses on trading securities .......         (3,489)          22,527
                                                                                    -------------    -------------
Total revenues and net investment losses..........................................         (4,405)            (360)

Expenses:
Amounts credited on insurance policyholder accounts ..............................            384              519
General and administrative expenses ..............................................            256              244
                                                                                    -------------    -------------
Total expenses....................................................................            640              763
                                                                                    -------------    -------------
Loss from continuing operations before income taxes...............................   $     (5,045)    $     (1,123)
                                                                                    -------------    -------------
                                                                                    -------------    -------------

     As previously disclosed in our 2002 and 2003 Annual Reports on Form 10-K, during 2002, our primary insurance company, LPLA, was placed under regulatory control and rehabilitation based on LPLA's statutory capital and surplus as of June 30, 2002. On July 2, 2002, we announced that further declines in the value of LPLA's investment portfolio, due to persistent negative events in the equity and bond markets, continued to erode significantly the statutory capital of LPLA and that we were unsuccessful in concluding a transaction to enhance the capital of LPLA. As a consequence, LPLA discontinued the issuance of new policies as of July 2, 2002. Although the statutory capital of our Jersey insurance subsidiary, LPAL, was not affected by the adverse equity and bond markets to the same extent as the statutory capital of LPLA, we also announced on July 2, 2002 that LPAL would discontinue writing new policies effective immediately. The decision to discontinue the issuance of new policies through LPAL was made to avoid the increased capital requirements created by additional policyholder liabilities. Subsequent to this announcement and other announcements relating to the Company and LPLA, LPAL policy surrenders increased substantially. Approximately 82% of LPAL's $140.2 million in policyholder liabilities as of June 30, 2002 have been surrendered or have matured as of March 31, 2004. Policyholder liabilities as of March 31, 2004 were $25.1 million.

     Due to the events referred to above, LPAL focuses on managing the remaining block of policyholder liabilities. There are no plans currently to write new policies.

First quarter of 2004 compared to first quarter of 2003

     In the first quarter of 2004, LPAL contributed a loss before income taxes of $5.0 million to our overall loss from continuing operations before income taxes, compared to a loss before income taxes of $1.1 million in the first quarter of 2003. Net realized investment losses in the first quarter of 2004 were $1.2 million compared to net realized investment losses of $23.4 million in the first quarter of 2003. The loss from the change in net unrealized investment gains and losses was $3.5 million in the first quarter of 2004, compared to a gain of $22.5 million in the first quarter of 2003. In the first quarter of 2004, the spread between investment income and amounts credited to policyholders decreased by $41,000; and general and administrative expenses remained flat, each as compared to the first quarter of 2003.

     LPAL did not generate any premiums during the first quarter of 2004 or 2003. LPAL discontinued selling new policies on July 2, 2002 as a result of the events described above.

     Interest and dividend income on investments was $0.3 million in the first quarter of 2004, compared with $0.5 million in the first quarter of 2003. This $0.2 million decrease was primarily due to the decline in the level of LPAL's corporate bond investments, which was consistent with the decline in policyholder liabilities in the first quarter of 2004.

     During the first quarter of 2004, LPAL used $4.0 million of bond proceeds and cash to meet its policy maturities and redemptions. Following this reduction, and further expected bond realizations and maturities required to meet 2004 policy maturities, interest income is expected to decline to approximately $1.2 million for the full year 2004, compared to $1.8 million for the full year 2003.

     Policyholder liabilities as of March 31, 2004 were $25.1 million of which $4.9 million is scheduled to mature during the remaining nine months of 2004. LPAL expects to meet these maturities by a combination of cash held at the beginning of April 2004 of $3.2 million, amounts due from brokers of $1.2 million, the proceeds from maturing bonds which are estimated to be $2.0 million during the remaining nine months of 2004, and estimated bond interest to be received during the remaining nine months of 2004 of $1.4 million. In the absence of significant redemptions, policyholder liabilities are projected to be approximately $20.5 million at the end of 2004. Assuming the reinvestment of excess cash in bonds, investment income should equal approximately 90% of the projected $1.0 million to be credited to policies, and operating expenses are expected to be approximately $0.7 million during the remaining nine months of 2004. Net unrealized investment gains on LPAL's listed equity securities decreased by $0.8 million during the month of April 2004.

     Net investment losses totaled $4.7 million in the first quarter of 2004, compared to net investment losses of $0.9 million in the first quarter of 2003. Net investment losses in the first quarter of 2004 were comprised of net realized investment losses of $1.2 million and $3.5 million in losses from the change in net realized gains and losses on the listed equity securities held in the trading portfolio. The trading portfolio decreased from $13.5 million as of December 31, 2003 to $9.5 million as of March 31, 2004. LPAL sold certain trading positions during the first quarter of 2004, which resulted in net realized gains of $0.6 million based on an aggregate original cost of $0.5 million. These disposals represented shares held in a company that had completed an initial public offering of their securities. These realized gains were more than offset by an other-than-temporary impairment charge on one private equity security holding of $1.8 million.

     Total invested assets decreased to $39.9 million as of March 31, 2004, compared to $47.9 million as of December 31, 2003 primarily due to policyholder benefits paid of $4.1 million and net investment losses of $4.7 million during the first quarter of 2004. On total average invested assets in the first quarter of 2004, the average annualized net return, including both realized and unrealized investment gains and losses, was -40.1%, compared with -2.9% in the first quarter of 2003.

     Interest credited on policyholder accounts decreased by $0.1 million in the first quarter of 2004 to $0.4 million, compared with $0.5 million in the first quarter of 2003. The decrease was due primarily to policy maturities. The average rate credited to policyholders was 5.5% in the first quarter of 2004, compared with 5.8% in the first quarter of 2003.

Venture Capital and Consulting

     Certain information regarding our venture capital and consulting segment's results of operations is as follows:

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                    ------------------------------
                                                                                        2004              2003
                                                                                    -------------    -------------
                                                                                             (In thousands)
Revenues and net investment gains (losses):
Consulting fees...................................................................   $         90     $          -
Net realized investment gains (losses)............................................            441           (5,249)
Change in net unrealized investment gains and losses on trading securities........         (1,173)           7,116
                                                                                    -------------    -------------
Total revenues and net investment gains (losses)..................................           (642)           1,867

Operating expenses................................................................            329              198
                                                                                    -------------    -------------
Income (loss) from continuing operations before income taxes......................   $       (971)    $      1,669
                                                                                    -------------    -------------
                                                                                    -------------    -------------

First quarter of 2004 compared to first quarter of 2003

     In the first quarter of 2004, the venture capital and consulting segment contributed a loss before income taxes of $1.0 million to our overall loss from continuing operations before income taxes, compared to income before income taxes of $1.7 million in the first quarter of 2003. The results in both periods were attributable primarily to net realized and unrealized investment gains and losses on listed equity securities. These positions in listed equity securities resulted from privately held technology companies, in which the venture capital and consulting segment had an equity interest, completing initial public offerings or being acquired by publicly traded companies in stock-for-stock acquisitions.

     The change in net unrealized gains and losses in the listed equity trading portfolio during the first quarter of 2004 was a loss of $1.2 million, which was partially offset by net realized gains of $0.4 million. The trading portfolio decreased from $3.4 million as of December 31, 2003 to $2.0 million as of March 31, 2004. We sold certain trading positions in the first quarter of 2004 which resulted in net realized gains of $0.4 million based on an aggregate original cost of $0.2 million. All intersegmental investment gains and losses have been eliminated in our consolidated statements of income.

     We expect significant fluctuations in net unrealized gains and losses in the listed equity trading portfolio in future periods, reflecting continued equity market volatility, especially in the technology sector.

     The venture capital segment began earning fee income once again during the first quarter of 2004. The segment earned consulting fees of $90,000 by advising a small number of North American technology companies. This is the first step towards taking principal positions selectively in technology companies.

     Typically, BICC seeks a retainer (monthly or upfront depending on the nature of the assignment) from its North American private technology company clients for its consulting work, and a "success fee" upon the successful completion of an assignment.

     Operating expenses in the first quarter of 2004 were $0.3 million, compared to $0.2 million in the first quarter of 2003. The $0.1 million increase was attributable primarily to additional staff costs, reflecting the additional resources required to redevelop our venture capital business.

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

Corporate and Other

First quarter of 2004 compared to first quarter of 2003

     Corporate expenses decreased by $0.6 million to $0.7 million in the first quarter of 2004, as compared to $1.3 million in the first quarter of 2003. This decrease primarily was due to lower staff costs and professional services fees. In addition, we did not incur bank facility expenses in the first quarter of 2004, compared to $0.2 million in the first quarter of 2003.

     Since we fully repaid and terminated our bank facility during June 2003, we did not incur any interest expense in the first quarter of 2004, compared to $0.1 million in the first quarter of 2003.

Consolidated Loss from Continuing Operations Before Income Taxes

First quarter of 2004 compared to first quarter of 2003

     The consolidated loss from continuing operations before income taxes was $6.7 million in the first quarter of 2004, compared to a loss of $0.9 million in the first quarter of 2003. This larger loss primarily was due to net realized and unrealized investment losses of $5.5 million in the first quarter of 2004, compared to net realized and unrealized investment gains of $1.0 million in the first quarter of 2003.

     Consolidated income before income taxes for the remainder of 2004 may be volatile due to our holdings of listed equity securities primarily in the technology sector, which are marked to market with changes in their market value recognized in the income statement for each period. Other-than-temporary impairments of our private equity securities primarily in the technology sector could also affect our consolidated income before income taxes in future periods. For more information on the possible effects of volatility in the prices of equity securities, see Item 3 "Quantitative and Qualitative Disclosures About Market Risk" below.

     See the discussion of events relating to LPAL, BCM and LPA in the "Liquidity and Capital Resources" section below.

     Subsequent to the completion of the sales of BCM and LPA, we now focus on our technology venture capital business. Although the market environment for venture capital continues to be weak, we continue to pursue opportunities to grow the business in the future. However, there is no guarantee that we will be successful in redeveloping our venture capital operations.

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

First quarter of 2004 (continuing operations)

     Although the loss from continuing operations before income taxes was $6.7 million for the first quarter of 2004, an income tax expense of $7,000 resulted for the period, primarily due to minimum California taxes. During this period, $6.4 million of losses were contributed by our Jersey and Guernsey operations, primarily consisting of net realized and unrealized investment losses for which no tax benefits will be realized. Although $0.3 million of losses were contributed by our U.S. subsidiaries during the period, we did not recognize any U.S. tax benefits due to the 100% valuation allowances that we have provided for all deferred tax assets.

Discontinued Operations

     There were no results to report for discontinued operations in the first quarter of 2004, as we completed the sales of BCM and LPA in the second quarter of 2003. For further information, see Note 3 "Discontinued Operations" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1.

     The $1.0 million loss from discontinued operations net of income taxes for the first quarter of 2003 resulted from LPA's after-tax loss of $1.0 million and BCM's after-tax income of $19,000.


CRITICAL ACCOUNTING POLICIES

     Management has identified those accounting policies that are most important to the accurate portrayal of our financial condition and results of operations and that require management's most complex or subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These most critical accounting policies pertain to our investments and to the accounting for life insurance policy liabilities. In addition, for 2003 and the first quarter of 2004, our accounting policies relating to consolidation, deconsolidation and the reporting of discontinued operations became very important to the portrayal of our financial condition and results of operations. These critical accounting policies are described below.

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

     In  relation  to  our  equity   securities  that  do  not  have  a  readily
determinable fair value and are classified as available-for-sale, factors we consider in impairment reviews include: (i) the length of time and extent to which estimated fair values have been below cost and the reasons for the decline, (ii) the investee's recent financial performance and condition, earnings trends and future prospects, (iii) the market condition of either the investee's geographic area or industry as a whole, and (iv) concerns regarding the investee's ability to continue as a going concern (such as the inability to obtain additional financing). If the evidence supports that a decline in fair value is other-than-temporary, then the investment is reduced to its estimated fair value, which becomes its new cost basis, and a realized loss is reflected in earnings.

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

Consolidation, Deconsolidation and Reporting of Discontinued Operations

     Our unaudited condensed consolidated financial statements include the accounts of the Company, its subsidiaries (with the exception of BCM and LPA which were deconsolidated during the first half of 2003, as discussed below), the Employee Share Option Trust and the Agent Loyalty Opportunity Trust (collectively, the "Group"). Significant subsidiaries included in the continuing operations of the Group and discussed in this report include London Pacific Assurance Limited and Berkeley International Capital Corporation. All intercompany transactions and balances are eliminated in consolidation except for intercompany transactions between continuing and discontinued operations. Our unaudited condensed consolidated balance sheet is presented in an unclassified format as the majority of the Group's assets relate to its continuing life insurance and annuities business.

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

     Due to the sale of both BCM and LPA during the second quarter of 2003, we report the results of operations in the income statement under discontinued operations for the prior period. We do not expect to receive any material amounts of income, including earnouts related to the sale of LPA, from our asset management or financial advisory services segments in the foreseeable future.


Liquidity and Capital Resources

     Our cash and cash equivalents decreased during the first quarter of 2004 by $0.9 million to $13.5 million, WHICH INCLUDES $3.2 MILLION HELD BY LPAL WHICH IS NOT AVAILABLE TO FUND THE OPERATIONS OR COMMITMENTS OF THE COMPANY OR ITS OTHER SUBSIDIARIES. (LPAL is a regulated insurance company, and as such, it must meet stringent capital adequacy requirements and no distributions may be made from it without the consent of LPAL's independent actuary.) This decrease in cash and cash equivalents resulted from $4.1 million of cash used in financing activities, partially offset by $3.1 million and $0.1 million of cash provided by investing activities and operating activities, respectively. Cash used in financing activities related to insurance policyholder benefits paid by LPAL. Cash provided by investing activities primarily related to the maturity of corporate bonds held by LPAL. Cash provided by operating activities primarily resulted from the sale of trading securities. As of March 31, 2004, our cash and cash equivalents, excluding the amount held by LPAL, amounted to $10.3 million, a decrease of $0.3 million from December 31, 2003. Excluding LPAL's investments, we also held $2.0 million of listed equity securities which could be sold within a short period of time as of March 31, 2004, compared to $3.4 million as of December 31, 2003.

     Shareholders' equity decreased during the first quarter of 2004 by $6.7 million from $34.9 million at December 31, 2003 to $28.2 million at March 31, 2004, due to the net loss for the period of $6.7 million. As of March 31, 2004 and December 31, 2003, $63.6 million of our Ordinary Shares, at cost, held by the employee benefit trusts have been netted against shareholders' equity.

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

     On July 2, 2002, we announced that LPAL discontinued issuing new policies. Subsequent to this announcement and other announcements relating to the Group and LPLA, LPAL policy surrenders substantially increased. Approximately 82% of LPAL's $140.2 million policyholder liabilities as of June 30, 2002 have been surrendered or have matured as of March 31, 2004. During the first quarter of 2004, policy surrenders totaled $0.2 million and policy maturities totaled $4.0 million. Policy liabilities as of March 31, 2004 were $25.1 million. We do not expect significant surrender activity during the remaining nine months of 2004; however, approximately $4.9 million of policyholder liabilities are scheduled to mature during the remaining nine months of 2004. These maturities are expected to be met by a combination of cash held as of March 31, 2004 of $3.2 million, amounts due from brokers of $1.2 million, the proceeds from maturing bonds which are estimated to be $2.0 million during the remaining nine months of 2004, and estimated bond interest to be received during the remaining nine months of 2004 of $1.4 million. Assuming no significant surrenders, investment income should equal approximately 90% of the projected $1.0 million to be credited to policies during the remaining nine months of 2004.

     During the first quarter of 2004, LPAL continued to service its policyholders. Policyholder liabilities for LPAL fell by $3.0 million during the first quarter of 2004 from $28.1 million as of December 31, 2003 to $25.1 million as of March 31, 2004. As of March 31, 2004, LPAL's corporate bonds, cash and accrued interest totaled $26.9 million, amounts due from brokers were $1.2 million, listed equity securities were $9.5 million and the book value of private equity securities was $2.3 million. Due to the weakened economic environment, in February 2003, the Jersey Financial Services Commission amended LPAL's insurance permit such that private equity investments are no longer approved assets. Therefore, declines in the market value of LPAL's listed equity securities, which totaled $9.5 million as of March 31, 2004, could have a significant impact on LPAL's statutory capital level.

     As of March 31, 2004, we had no bank borrowings, guarantee obligations, material commitments outstanding for capital expenditures or additional funding for private equity portfolio companies.

     As of March 31, 2004, we had $10.3 million of cash and cash equivalents, excluding cash held by our life insurance and annuities segment. We believe that this cash balance is sufficient to fund our operations (venture capital and corporate activities) over at least the next 12 months. We also expect to receive $1.0 million in cash out of escrow related to the sale of LPA by the end of 2004 as discussed in Note 1 and Note 6 to the Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I.


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

     For LPAL's business, the amount of policyholder liabilities is unaffected by changes in interest rates. Given the existing policy and bond maturity profiles, and that bonds will generally be held to maturity and early policy redemptions are protected by a market value adjustment and surrender penalty, the bonds and policies carry no interest rate risk. Interest income earned on excess cash is expected to yield less than $0.1 million during the full year 2004. Movements in market interest rates will not have any material impact on this amount.

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

     If the fair value of our listed equities, as of March 31, 2004 and December 31, 2003, which totaled $11.5 million and $16.9 million, respectively, had abruptly increased or decreased by 50%, the fair value of our listed equity portfolio would have increased or decreased by $5.8 million and $8.5 million, respectively. The largest of these listed equities represented $10.9 million and $16.3 million of the total as of March 31, 2004 and December 31, 2003, respectively. If the fair value of the largest listed equity had abruptly increased or decreased by 50%, its fair value would have increased or decreased by $5.5 million and $8.2 million, respectively.

     Our listed equity securities represent investments that were originally made as private equity investments in companies that subsequently completed an initial public offering. The performance of these listed equity securities can be highly volatile; however we monitor them daily and seek to sell them over a period of time.

     As of March 31, 2004, we held $2.4 million in private corporate equity securities of technology companies for which liquid markets do not exist. Private equity prices do not fluctuate directly with public equity markets, but significant market movements may trigger a review for other-than-temporary adjustment of the carrying values of our private equity securities. The risks inherent in these private equity investments relate primarily to the viability of the investee companies. We try to mitigate these risks in various ways including performing extensive due diligence prior to making an investment, and regularly reviewing the progress of the investee companies.


Item 4.   CONTROLS AND PROCEDURES

     We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the periods specified in the rules and forms of the SEC. Such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our management, including the chief executive officer and the chief financial officer, recognizes that any set of controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives.

     As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information required to be included in our periodic SEC filings.

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


(b)     REPORTS ON FORM 8-K:

     We filed one current report on Form 8-K during the first quarter of 2004 as follows:

     (1) The Form 8-K filed on March 10, 2004 announcing our preliminary financial results for the year ended December 31, 2003.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  BERKELEY TECHNOLOGY LIMITED
                                  (Registrant)

Date:  May 14, 2004               By:    /s/  Ian K. Whitehead

                                         Ian K. Whitehead
                                         Chief Financial Officer

                                  (Principal Financial and Accounting Officer and Duly Authorized Officer of the Registrant)

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

               EXHIBIT INDEX FOR THE QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2004

Exhibit
Number  Description
------- -----------------

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