Form 10-Q
period 2004-06-30
BERKELEY TECHNOLOGY LTD
filed 2004-08-05
CIK 891377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ____________________

                                    FORM 10-Q

(Mark One)

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2004

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

     As of August 5, 2004, the registrant had outstanding 64,439,073 Ordinary Shares, par value $0.05 per share.

                                TABLE OF CONTENTS


                                     PART I

                              FINANCIAL INFORMATION

                                                                                                       Page
Item 1.    Financial Statements:

           Unaudited Condensed Consolidated Balance Sheets as of June 30, 2004 and
               December 31, 2003....................................................................   3

           Unaudited Condensed Consolidated Statements of Income for the three and six months
               ended June 30, 2004 and 2003.........................................................   4

           Unaudited Condensed Consolidated Statements of Cash Flows for the six months
               ended June 30, 2004 and 2003.........................................................   6

           Unaudited Consolidated Statement of Changes in Shareholders' Equity for the six months
               ended June 30, 2004..................................................................   7

           Unaudited Consolidated Statements of Comprehensive Income for the three and six months
               ended June 30, 2004 and 2003.........................................................   8

           Notes to Unaudited Condensed Consolidated Financial Statements...........................   9

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations....  21

Item 3.    Quantitative and Qualitative Disclosures About Market Risk...............................  31

Item 4.    Controls and Procedures..................................................................  32


                                     PART II

                                OTHER INFORMATION

Item 6.    Exhibits and Reports on Form 8-K.........................................................  33

Signature  .........................................................................................  34

Exhibit Index.......................................................................................  35

                         PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                           June 30,   December 31,
                                                                                             2004         2003
                                                                                         -----------  -----------
                                            ASSETS

Investments (principally of life insurance subsidiary):
   Fixed maturities:
     Available-for-sale, at fair value (amortized cost: $22,349 and $25,403
       as of June 30, 2004 and December 31, 2003, respectively)...................       $    22,223  $    25,393
   Equity securities:
     Trading, at fair value (cost: $3,354 and $4,544 as of June 30, 2004
       and December 31, 2003, respectively).......................................            10,950       16,882
     Available-for-sale, at estimated fair value (cost: $1,850 and $4,262
       as of June 30, 2004 and December 31, 2003, respectively)...................             1,850        4,262
                                                                                         -----------  -----------
Total investments.................................................................            35,023(1)    46,537

Cash and cash equivalents.........................................................            14,741(1)    14,408
Cash held in escrow...............................................................             1,002          999
Accrued investment income.........................................................               577          926
Other assets......................................................................             1,499          643
                                                                                         -----------  -----------
Total assets......................................................................       $    52,842  $    63,513
                                                                                         -----------  -----------
                                                                                         -----------  -----------
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Life insurance policy liabilities.................................................       $    23,563  $    28,054
Accounts payable and accruals.....................................................               965          562
                                                                                         -----------  -----------
Total liabilities.................................................................            24,528       28,616
                                                                                         -----------  -----------
Commitments and contingencies (see Note 8)

Shareholders' equity:
Ordinary shares, $0.05 par value per share: 86,400,000 shares authorized;
   64,439,073 shares issued and outstanding as of June 30, 2004 and
   December 31, 2003..............................................................             3,222        3,222
Additional paid-in capital........................................................            68,615       68,615
Retained earnings.................................................................            20,575       27,070
Employee benefit trusts, at cost (13,684,881 shares as of June 30, 2004
   and December 31, 2003).........................................................           (63,571)     (63,571)
Accumulated other comprehensive loss..............................................              (527)        (439)
                                                                                         -----------  -----------
Total shareholders' equity........................................................            28,314       34,897
                                                                                         -----------  -----------
Total liabilities and shareholders' equity........................................       $    52,842  $    63,513
                                                                                         -----------  -----------
                                                                                         -----------  -----------

(1) Includes  $34,359 of investments  and $3,348 of cash and cash  equivalents in the Company's  insurance  subsidiary
    (London Pacific Assurance  Limited  ("LPAL"))  which are not currently  available to fund the operations or commitments of the Company or its other subsidiaries.

 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share and ADS amounts)

                                                                               Three Months Ended         Six Months Ended
                                                                                     June 30,                  June 30,
                                                                            ------------------------  ------------------------
                                                                                2004        2003          2004        2003
                                                                            -----------  -----------  -----------  -----------
Continuing operations:

Revenues:
Investment income.................................................          $       334  $       528  $       691  $     1,059
Insurance policy charges..........................................                    1            -            3            4
Consulting and other fee income...................................                   97            -          194            -
Net realized investment gains (losses)............................                1,557       (6,825)         913      (14,149)
Change in net unrealized investment gains and losses
   on trading securities..........................................                   92       14,126       (4,741)      22,439
                                                                            -----------  -----------  -----------  -----------
                                                                                  2,081        7,829       (2,940)       9,353
Expenses:
Amounts credited on insurance policyholder accounts...............                  333          527          717        1,046
Operating expenses................................................                1,270        1,314        2,548        3,048
Interest expense..................................................                    -          540            -          676
                                                                            -----------  -----------  -----------  -----------
                                                                                  1,603        2,381        3,265        4,770
                                                                            -----------  -----------  -----------  -----------
Income (loss) from continuing operations before
   income tax expense.............................................                  478        5,448       (6,205)       4,583

Income tax expense................................................                  283            5          290           12
                                                                            -----------  -----------  -----------  -----------
Income (loss) from continuing operations..........................                  195        5,443       (6,495)       4,571

Discontinued operations:
Loss from discontinued operations, net of income
   tax expense (benefit) of $0, $(3), $0 and $2, respectively.....                    -         (776)           -       (1,758)
Income on disposal of discontinued operations, net of
   income tax expense of $0, $36, $0 and $36, respectively........                    -       11,685            -       11,685
                                                                            -----------  -----------  -----------  -----------
Income on discontinued operations.................................                    -       10,909            -        9,927
                                                                            -----------  -----------  -----------  -----------
Net income (loss).................................................          $       195  $    16,352  $    (6,495) $    14,498
                                                                            -----------  -----------  -----------  -----------
                                                                            -----------  -----------  -----------  -----------





 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                (In thousands, except per share and ADS amounts)


                                                                               Three Months Ended          Six Months Ended
                                                                                     June 30,                  June 30,
                                                                            ------------------------  ------------------------
                                                                                2004        2003         2004         2003
                                                                            -----------  -----------  -----------  -----------
Basic earnings (loss) per share and ADS:

Basic earnings (loss) per share:
Continuing operations.............................................          $      0.00  $      0.11  $     (0.13) $      0.09
Discontinued operations...........................................                    -         0.21            -         0.20
                                                                            -----------  -----------  -----------  -----------
                                                                            $      0.00  $      0.32  $     (0.13) $      0.29
                                                                            -----------  -----------  -----------  -----------
                                                                            -----------  -----------  -----------  -----------
Basic earnings (loss) per ADS:
Continuing operations.............................................          $      0.04  $      1.07  $     (1.28) $      0.90
Discontinued operations...........................................                    -         2.15            -         1.96
                                                                            -----------  -----------  -----------  -----------
                                                                            $      0.04  $      3.22  $     (1.28) $      2.86
                                                                            -----------  -----------  -----------  -----------
                                                                            -----------  -----------  -----------  -----------

Diluted earnings (loss) per share and ADS:

Diluted earnings (loss) per share:
Continuing operations.............................................          $      0.00  $      0.11  $     (0.13) $      0.09
Discontinued operations...........................................                    -         0.21            -         0.19
                                                                            -----------  -----------  -----------  -----------
                                                                            $      0.00  $      0.32  $     (0.13) $      0.28
                                                                            -----------  -----------  -----------  -----------
                                                                            -----------  -----------  -----------  -----------
Diluted earnings (loss) per ADS:
Continuing operations.............................................          $      0.04  $      1.06  $     (1.28) $      0.90
Discontinued operations...........................................                    -         2.13            -         1.95
                                                                            -----------  -----------  -----------  -----------
                                                                            $      0.04  $      3.19  $     (1.28) $      2.85
                                                                            -----------  -----------  -----------  -----------
                                                                            -----------  -----------  -----------  -----------



 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                             Six Months Ended
                                                                                                  June 30,
                                                                                         ------------------------
                                                                                            2004        2003 (1)
                                                                                         -----------  -----------

Net cash provided by continuing operations........................................       $     2,736  $     8,367

Net cash used in discontinued operations..........................................                 -         (523)
                                                                                         -----------  -----------
Net cash provided by operating activities.........................................             2,736        7,844
                                                                                         -----------  -----------

Cash flows from investing activities:
Payment of guarantee obligations..................................................                 -      (10,836)
Purchases of available-for-sale fixed maturity securities.........................                 -       (3,591)
Purchases of available-for-sale equity securities.................................               (15)           -
Proceeds from sale and maturity of available-for-sale fixed maturity securities...             3,082       13,297
Proceeds from sale of available-for-sale equity securities........................                75            -
Proceeds from disposal of discontinued operations.................................                 -       15,010
Capital expenditures..............................................................                (4)          (2)
Other cash flows from investing activities........................................                (3)           -
                                                                                         -----------  -----------
Net cash provided by investing activities.........................................             3,135       13,878
                                                                                         -----------  -----------

Cash flows from financing activities:
Insurance policyholder benefits paid..............................................            (5,561)      (3,019)
Repayment of notes payable........................................................                 -       (9,314)
                                                                                         -----------  -----------
Net cash used in financing activities.............................................            (5,561)     (12,333)
                                                                                         -----------  -----------

Net increase in cash and cash equivalents.........................................               310        9,389
Cash and cash equivalents at beginning of period (2)..............................            14,408       15,308
Foreign currency translation adjustment...........................................                23          351
                                                                                         -----------  -----------
Cash and cash equivalents at end of period (2), (3)...............................       $    14,741  $    25,048
                                                                                         -----------  -----------
                                                                                         -----------  -----------

(1) Reclassifications have been made to conform with the current period presentation.

(2) Amounts reflect continuing operations only.  Does not include $1,002 of cash held in escrow as of June 30, 2004.

(3) The amount for June 30, 2004  includes  $3,348 in the  Company's  insurance  subsidiary  (LPAL) which is not available to fund the operations or commitments of the Company or its other subsidiaries.

 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                                       Accumulated
                                                                                          Other
                                    Ordinary Shares   Additional             Employee    Compre-    Total
                                 --------------------  Paid-in    Retained    Benefit    hensive  Shareholders'
                                   Number    Amount    Capital    Earnings    Trusts      Loss      Equity
                                 --------- ---------- ---------- ---------- ---------- ---------- -----------
Balance as of
   December 31, 2003............    64,439 $    3,222 $   68,615 $   27,070 $  (63,571)$     (439)$   34,897

Net loss........................        -           -          -     (6,495)         -          -     (6,495)
Change in net unrealized
   gains and losses on
   available-for-sale securities         -          -          -          -          -       (116)      (116)
Foreign currency translation
   adjustment...................         -          -          -          -          -         28         28
                                 --------- ---------- ---------- ---------- ---------- ---------- ----------
Balance as of June 30, 2004.....    64,439 $    3,222 $   68,615 $   20,575 $  (63,571)$     (527)$   28,314
                                 --------- ---------- ---------- ---------- ---------- ---------- ----------
                                 --------- ---------- ---------- ---------- ---------- ---------- ----------

































 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)


                                                                               Three Months Ended         Six Months Ended
                                                                                     June 30,                  June 30,
                                                                            ------------------------  ------------------------
                                                                               2004         2003         2004         2003
                                                                            -----------  -----------  -----------  -----------

Net income (loss).................................................          $       195  $    16,352  $    (6,495) $    14,498

Other comprehensive income, net of deferred income taxes:

Foreign currency translation adjustments, net of income
   taxes of $0....................................................                  (25)         126           28          102

Change in net unrealized gains and losses related to
   continuing operations:
   Unrealized holding gains and losses on available-for-sale
     securities...................................................                 (102)        (116)        (110)          18
   Reclassification adjustment for gains and losses included
     in net (income) loss.........................................                    -          231           (6)       1,231
   Deferred income taxes..........................................                    -            -            -            -

                                                                            -----------  -----------  -----------  -----------
Other comprehensive income (loss).................................                 (127)         241          (88)       1,351
                                                                            -----------  -----------  -----------  -----------
Comprehensive income (loss).......................................          $        68  $    16,593  $    (6,583) $    15,849
                                                                            -----------  -----------  -----------  -----------
                                                                            -----------  -----------  -----------  -----------










 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2004

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

     Subsequent to the sale of the Group's asset management and financial advisory services businesses, the Group now focuses on rebuilding its venture capital and consulting business.


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

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     While the Company's management believes that the disclosures presented are adequate to make the information not misleading, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2003, which are contained in the Company's Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission ("SEC") on March 10, 2004. The year-end condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP. Certain reclassifications have been made to prior period amounts to conform with the current period's presentation. These reclassifications have no effect on the prior period's net income or shareholders' equity.

     The results for the six month period ended June 30, 2004 are not indicative of the results to be expected for the full fiscal year.

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

Use of Estimates

     The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of these unaudited condensed consolidated financial statements as well as the reported amount of revenues and expenses during this reporting period. Actual results could differ from these estimates. Certain estimates such as fair value and actuarial assumptions have a significant impact on the gains and losses recorded on investments and the balance of life insurance policy liabilities.

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

     Had compensation expense for the Company's ESOT activity been determined based upon the fair value method in accordance with SFAS 123, the Company's consolidated net income (loss) and earnings (loss) per share and ADS would have been decreased or increased to the pro forma amounts as reflected below:

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES


                                                                               Three Months Ended         Six Months Ended
                                                                                     June 30,                  June 30,
                                                                            ------------------------  ------------------------
                                                                                2004        2003         2004         2003
                                                                            -----------  -----------  -----------  -----------
                                                                             (In thousands, except per share and ADS amounts)

Net income (loss) as reported.....................................          $       195  $    16,352  $    (6,495) $    14,498
Add: Stock based employee compensation expense included in
   reported income (loss), net of related tax effects.............                    -            -            -            -

Deduct: Total stock based employee compensation expense
   determined under fair value based methods for all awards,
   net of related tax effects.....................................                  (47)         (92)         (96)        (343)
                                                                            -----------  -----------  -----------  -----------

Pro forma net income (loss).......................................          $       148  $    16,260  $    (6,591) $    14,155
                                                                            -----------  -----------  -----------  -----------
                                                                            -----------  -----------  -----------  -----------

Basic earnings (loss) per share:
As reported.......................................................          $      0.00  $      0.32  $     (0.13) $      0.29
Pro forma.........................................................                 0.00         0.32        (0.13)        0.28
Basic earnings (loss) per ADS:
As reported.......................................................                 0.04         3.22        (1.28)        2.86
Pro forma.........................................................                 0.03         3.20        (1.30)        2.79
Diluted earnings (loss) per share:
As reported.......................................................                 0.00         0.32        (0.13)        0.28
Pro forma.........................................................                 0.00         0.32        (0.13)        0.28
Diluted earnings (loss) per ADS:
As reported.......................................................                 0.04         3.19        (1.28)        2.85
Pro forma.........................................................                 0.03         3.18        (1.30)        2.78

     The pro forma disclosures shown above were calculated for all options granted after December 31, 1994 using a Black-Scholes option pricing model. No option grants were made during 2003 or the first six months of 2004.


Note 3.   Discontinued Operations

(a)    Berkeley Capital Management

     As described in Note 1 "Material Events," the Group entered into a definitive agreement to sell substantially all of the assets and operations of BCM on March 7, 2003, and on May 7, 2003 completed the sale. In connection therewith, the Company deconsolidated BCM as of March 31, 2003 in accordance with Statement of Financial Accounting Standard No.144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long Lived Assets." The Company does not expect to receive any material amounts of income from its asset management segment in the foreseeable future. The results of operations of BCM for the prior periods have been reported in discontinued operations.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     A summary of BCM's pre-tax operating results for the three and six month periods ended June 30, 2003 are shown below.

                                                                                        Three Months   Six Months
                                                                                            Ended        Ended
                                                                                           June 30,     June 30,
                                                                                            2003         2003
                                                                                         -----------  -----------
                                                                                              (In thousands)
Revenues:
Asset management fees.............................................................       $       336  $     1,364
Intercompany management fee income (1)............................................                 1            5
                                                                                         -----------  -----------
Total revenues....................................................................               337        1,369

Operating expenses................................................................               391        1,403
                                                                                         -----------  -----------
Loss before income taxes..........................................................       $       (54) $       (34)
                                                                                         -----------  -----------
                                                                                         -----------  -----------

(1)    Fees were paid from and netted  against  the  revenues  of the life  insurance  and  annuities  business segment of  continuing operations (LPAL) of $1,000 and $5,000 for the three and six months ended June 30, 2003.

     BCM had been included in the Group's asset management business segment.

(b)    London Pacific Advisors

     As described in Note 1 "Material Events," the Group entered into a definitive agreement to sell the LPA business on May 9, 2003 and on June 5, 2003 completed the sale. In connection therewith, the Company reports the results of operations of LPA for the prior periods as discontinued operations in accordance with SFAS 144.

     A summary of LPA's pre-tax operating results for the three and six month periods ended June 30, 2003 are shown below.

                                                                                        Three Months   Six Months
                                                                                            Ended        Ended
                                                                                           June 30,     June 30,
                                                                                            2003         2003
                                                                                         -----------  -----------
                                                                                              (In thousands)

Revenues:
Investment income.................................................................       $         1  $         4
Gross financial advisory services fees............................................             2,256        5,820
Payments due to independent advisors..............................................            (1,301)      (3,477)
                                                                                         -----------  -----------
Total net revenues................................................................               956        2,347

Operating expenses................................................................             1,676        4,058
Interest expense..................................................................                 4           10
                                                                                         -----------  -----------
Loss before income taxes..........................................................       $      (724) $    (1,721)
                                                                                         -----------  -----------
                                                                                         -----------  -----------

     LPA had been included in the Group's financial advisory services business segment.

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

     The Company has also issued Ordinary Share warrants to the Bank of Scotland in connection with the Company's bank facility (now terminated), which are also considered potential common stock under SFAS 128. Diluted earnings per share is calculated by dividing net income by the weighted-average number of Ordinary Shares outstanding during the applicable period as adjusted for these potentially dilutive options and warrants which are determined based on the "Treasury Stock Method." As the Company recorded a net loss for the six month period ended June 30, 2004, the calculation of diluted loss per share for this period does not include potentially dilutive employee share options and warrants issued to the Bank of Scotland as they are anti-dilutive and, if included, would have resulted in a reduction of the net loss per share. If the Company had reported net income for the six month period ended June 30, 2004, there would have been an additional 826,601 shares included in the calculation of diluted earnings per share for this period.

     A reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share calculations is as follows:

                                                                               Three Months Ended         Six Months Ended
                                                                                     June 30,                  June 30,
                                                                            ------------------------  ------------------------
                                                                                2004        2003         2004         2003
                                                                            -----------  -----------  -----------  -----------
                                                                                       (In thousands, except share,
                                                                                        per share and ADS amounts)

Income (loss) from continuing operations..........................          $       195  $     5,443  $    (6,495) $     4,571
Income on discontinued operations.................................                    -       10,909            -        9,927
                                                                            -----------  -----------  -----------  -----------
Net income (loss).................................................          $       195  $    16,352  $    (6,495) $    14,498
                                                                            -----------  -----------  -----------  -----------
                                                                            -----------  -----------  -----------  -----------

Basic earnings (loss) per share and ADS:
Weighted-average number of Ordinary Shares outstanding,
   excluding shares held by the employee benefit trusts...........           50,754,192   50,754,192   50,754,192   50,754,192
                                                                            -----------  -----------  -----------  -----------
Basic earnings (loss) per share:
Continuing operations.............................................          $      0.00  $      0.11  $     (0.13) $      0.09
Discontinued operations...........................................                    -         0.21            -         0.20
                                                                            -----------  -----------  -----------  -----------
                                                                            $      0.00  $      0.32  $     (0.13) $      0.29
                                                                            -----------  -----------  -----------  -----------
                                                                            -----------  -----------  -----------  -----------
Basic earnings (loss) per ADS:
Continuing operations.............................................          $      0.04  $      1.07  $     (1.28) $      0.90
Discontinued operations...........................................                    -         2.15            -         1.96
                                                                            -----------  -----------  -----------  -----------
                                                                            $      0.04  $      3.22  $     (1.28) $      2.86
                                                                            -----------  -----------  -----------  -----------
                                                                            -----------  -----------  -----------  -----------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                               Three Months Ended         Six Months Ended
                                                                                     June 30,                  June 30,
                                                                            ------------------------  ------------------------
                                                                                2004        2003         2004         2003
                                                                            -----------  -----------  -----------  -----------
                                                                                       (In thousands, except share,
                                                                                        per share and ADS amounts)

Diluted earnings (loss) per share and ADS:
Weighted-average number of Ordinary Shares outstanding,
   excluding shares held by the employee benefit trusts...........           50,754,192   50,754,192   50,754,192   50,754,192
Effect of dilutive securities (warrants and employee share
   options).......................................................              791,144      408,398            -      204,199
                                                                            -----------  -----------  -----------  -----------
Weighted-average number of Ordinary Shares used in
   diluted earnings per share calculations........................           51,545,336   51,162,590   50,754,192   50,958,391
                                                                            -----------  -----------  -----------  -----------
                                                                            -----------  -----------  -----------  -----------
Diluted earnings (loss) per share:
Continuing operations.............................................          $      0.00  $      0.11  $     (0.13) $      0.09
Discontinued operations...........................................                    -         0.21            -         0.19
                                                                            -----------  -----------  -----------  -----------
                                                                            $      0.00  $      0.32  $     (0.13) $      0.28
                                                                            -----------  -----------  -----------  -----------
                                                                            -----------  -----------  -----------  -----------
Diluted earnings (loss) per ADS:
Continuing operations.............................................          $      0.04  $      1.06  $     (1.28) $      0.90
Discontinued operations...........................................                    -         2.13            -         1.95
                                                                            -----------  -----------  -----------  -----------
                                                                            $      0.04  $      3.19  $     (1.28) $      2.85
                                                                            -----------  -----------  -----------  -----------
                                                                            -----------  -----------  -----------  -----------

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

     For a discussion of the Company's accounting policies with respect to the determination of fair value of investments and other-than-temporary impairments, see the section entitled "Critical Accounting Policies" in Part I, Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" below. The Group's private securities primarily consist of convertible preferred stock holdings in technology companies. Management periodically reviews financial information with respect to the issuers of equity

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES securities held by the Group. In addition, management maintains contact with the management of these issuers through ongoing dialogue to examine the issuers' future plans and prospects.

     The Group's fixed maturity securities are principally comprised of U.S. and non-U.S. corporate debt. Generally, quoted market prices are available for these securities.

Fixed Maturity Securities

       An analysis of fixed maturity securities is as follows:


                                               June 30, 2004                                   December 31, 2003
                                -------------------------------------------  -------------------------------------------
                                             Gross       Gross    Estimated               Gross      Gross     Estimated
                                Amortized  Unrealized Unrealized   Fair      Amortized  Unrealized Unrealized    Fair
                                   Cost      Gains      Losses     Value        Cost      Gains      Losses      Value
                                ---------- ---------- ---------- ----------  ---------- ---------- ---------- ----------
                                                                      (In thousands)
Available-for-Sale:
Non-U.S. corporate
   debt securities.........     $   18,292 $        - $     (134)$   18,158  $   18,354 $       48 $      (89)$   18,313
Corporate debt securities .          4,057         10         (2)     4,065       7,049         33         (2)     7,080
                                ---------- ---------- ---------- ----------  ---------- ---------- ---------- ----------
Total fixed maturity securities $   22,349 $       10 $     (136)$   22,223  $   25,403 $       81 $      (91)$   25,393
                                ---------- ---------- ---------- ----------  ---------- ---------- ---------- ----------
                                ---------- ---------- ---------- ----------  ---------- ---------- ---------- ----------

Equity Securities

     Equity   securities  are  comprised  of   available-for-sale   and  trading
securities. An analysis of equity securities is as follows:

                                               June 30, 2004                                   December 31, 2003
                                -------------------------------------------  -------------------------------------------
                                             Gross       Gross    Estimated               Gross      Gross     Estimated
                                           Unrealized Unrealized   Fair                 Unrealized Unrealized    Fair
                                   Cost      Gains      Losses     Value        Cost      Gains      Losses      Value
                                ---------- ---------- ---------- ----------  ---------- ---------- ---------- ----------
                                                                      (In thousands)

Private corporate equity
   securities..............     $    1,850 $        - $        - $    1,850  $    4,262 $        - $        - $    4,262
                                ---------- ---------- ---------- ----------  ---------- ---------- ---------- ----------

Total available-for-sale
   equity securities.......          1,850          -          -      1,850       4,262          -          -      4,262

Trading securities.........          3,354      7,759       (163)    10,950       4,544     12,546       (208)    16,882
                                ---------- ---------- ---------- ----------  ---------- ---------- ---------- ----------
Total equity securities....     $    5,204 $    7,759 $     (163)$   12,800  $    8,806 $   12,546 $     (208)$   21,144
                                ---------- ---------- ---------- ----------  ---------- ---------- ---------- ----------
                                ---------- ---------- ---------- ----------  ---------- ---------- ---------- ----------

     Trading securities are carried at fair value with changes in net unrealized gains and losses of $92,000, $14,126,000, $(4,741,000) and $22,439,000 included in the income statements for the three and six month periods ended June 30, 2004 and 2003, respectively.

Investment Concentration and Risk

     As of June 30, 2004, the Group's investment securities included a listed equity investment in Packeteer, Inc. of $10.3 million which represented more than 10% of shareholders' equity as of that date.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     As of June 30, 2004, the Company's Jersey based life insurance subsidiary, LPAL, owned 100% of the Group's $22.2 million in fixed maturity securities, 100% of the Group's $1.8 million in available-for-sale private equity securities, and 94% of the Group's $11.0 million in trading securities. LPAL is a regulated insurance company, and as such it must meet stringent capital adequacy requirements and it may not make any distributions without the consent of LPAL's independent actuary. LPAL'S INVESTMENTS ARE THEREFORE NOT CURRENTLY AVAILABLE TO FUND THE OPERATIONS OR COMMITMENTS OF THE COMPANY OR ITS OTHER SUBSIDIARIES.

Net Unrealized Gains (Losses) on Available-for-Sale Securities

     Net unrealized losses on fixed maturity securities classified as available-for-sale as of June 30, 2004 and December 31, 2003 totaled $126,000 and $10,000, respectively. There were no related deferred policy acquisition cost adjustments or income taxes.

     There were no unrealized gains or losses on equity securities classified as available-for-sale as of June 30, 2004 and December 31, 2003.

     Changes in net unrealized gains and losses on available-for-sale securities included in other comprehensive income for the period ended June 30, 2004 were as follows:

                                                                                             Net Unrealized Gains (Losses)
                                                                                         -------------------------------------
                                                                                            Fixed
                                                                                           Maturity      Equity
                                                                                          Securities   Securities     Total
                                                                                         ------------------------ ------------
                                                                                                    (In thousands)

Net unrealized losses on available-for-sale securities as of
   December 31, 2003.........................................................            $       (10) $         -  $       (10)

Changes during the six month period ended June 30, 2004:
   Unrealized holding gains and losses on available-for-sale securities......                   (110)           -         (110)
   Reclassification adjustment for gains and losses included in net loss.....                     (6)           -           (6)
                                                                                         -----------  -----------  -----------
Net unrealized losses on available-for-sale securities as of
   June 30, 2004.............................................................            $      (126) $         -  $      (126)
                                                                                         -----------  -----------  -----------
                                                                                         -----------  -----------  -----------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Realized Gains and Losses

     Information about gross and net realized gains and losses on securities transactions is as follows:

                                                                               Three Months Ended        Six Months Ended
                                                                                     June 30,                  June 30,
                                                                            ------------------------  ------------------------
                                                                                2004        2003         2004         2003
                                                                            -----------  -----------  -----------  -----------
                                                                                             (In thousands)
Realized gains (losses) on securities transactions:
Fixed maturities, available-for-sale:
   Gross gains....................................................          $         -  $        43  $         -  $        43
   Gross losses...................................................                    -         (108)           -         (286)
                                                                            -----------  -----------  -----------  -----------
Net realized losses on fixed maturities, available-for-sale.......                    -          (65)           -         (243)
                                                                            -----------  -----------  -----------  -----------
Equity securities, trading:
   Gross gains....................................................                1,936        2,255        3,167        3,878
   Gross losses...................................................                    -       (9,015)           -      (15,237)
                                                                            -----------  -----------  -----------  -----------
Net realized gains (losses) on equity securities, trading.........                1,936       (6,760)       3,167      (11,359)
                                                                            -----------  -----------  -----------  -----------
Equity securities, available-for-sale:
   Gross gains....................................................                  121            -          121            -
   Gross losses...................................................                 (500)           -       (2,375)      (2,547)
                                                                            -----------  -----------  -----------  -----------
Net realized losses on equity securities, available-for-sale......                 (379)           -       (2,254)      (2,547)
                                                                            -----------  -----------  -----------  -----------
Net realized investment gains (losses) on securities
   transactions...................................................          $     1,557  $    (6,825) $       913  $   (14,149)
                                                                            -----------  -----------  -----------  -----------
                                                                            -----------  -----------  -----------  -----------

     During the three month period ended June 30, 2004, the Group's management determined that one private equity investment in a technology company was other-than-temporarily impaired and consequently recorded a realized loss of $0.5 million in the unaudited condensed consolidated statement of income.

     During the six month period ended June 30, 2004, the Group's management determined that one private equity investment in a technology company was other-than-temporarily impaired and consequently recorded a realized loss of $2.4 million in the unaudited condensed consolidated statement of income.


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

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Note 7.    Other Assets

          An analysis of other assets is as follows:

                                                                                          June 30,    December 31,
                                                                                            2004          2003
                                                                                         -----------  -----------
                                                                                               (In thousands)

Property, equipment and leasehold improvements, net...............................       $        91  $       117
Prepayments.......................................................................               302          499
Receivables:
   Income tax refund receivable...................................................                17           17
   Fee income receivable..........................................................                67            7
   Other receivables..............................................................                21            3
   Due from brokers...............................................................             1,001            -
                                                                                         -----------  -----------
Total other assets................................................................       $     1,499  $       643
                                                                                         -----------  -----------
                                                                                         -----------  -----------

Note 8.  Commitments and Contingencies

     As previously disclosed in the Company's 2002 and 2003 audited consolidated financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K for each of those years, the Company's primary insurance company, London Pacific Life & Annuity Company ("LPLA"), in August 2002 was placed under regulatory control and rehabilitation based on LPLA's statutory capital and surplus as of June 30, 2002. On July 9, 2004, a court order was issued approving a plan of liquidation for LPLA and also approving exchange agreements which will give policyholders the option of exchanging their existing policies for new policies in another insurance company. In the course of the administration of LPLA in rehabilitation, the North Carolina Department of Insurance ("NCDOI") requested information concerning the history of a limited number of investments in securities of portfolio companies during November 2002. These portfolio investments have been associated with LPLA for more than seven years, and involve intercompany transfers. The history of their investment performance and ownership is complex. The Company has complied with these requests. The Company is not able at this time to predict what conclusions the NCDOI will reach after evaluation of this information.

     In October 2003, the California Franchise Tax Board ("FTB") notified the Group of proposed income tax assessments totaling $2.3 million plus interest related to the Group's 1998 and 1999 tax returns. In December 2003, the Group filed a protest letter with the FTB. The FTB acknowledged receipt of this protest letter in December 2003; however, no further communication from the FTB has been received to date. The Group's management believes, after consultation with its tax and legal advisors, that this matter will be resolved legislatively before the end of 2004 with the allowance of a partial deduction for dividends received by a parent corporation from an insurance company subsidiary. The Group has estimated that additional California taxes of $283,000 may be due once this legislation is enacted, and this amount, plus estimated interest through June 30, 2004 of $95,000, has been recorded in the Group's financial statements as of June 30, 2004.

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

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     Under its Memorandum and Articles of Association, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company maintains directors and officers liability insurance that limits the Company's exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of June 30, 2004.

     The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, clients and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions sometimes include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2004.


Note 9.   Business Segment and Geographical Information

     The Company's reportable operating segments are classified according to its remaining businesses of life insurance and annuities, and venture capital and consulting.

     Due to the sales of BCM and LPA in 2003 (see Note 1 "Material Events"), the Company's asset management and financial advisory segments have been classified as discontinued operations for the three and six month periods ended June 30, 2003.

     Intercompany transfers between reportable operating segments are accounted for at prices which are designed to be representative of unaffiliated third party transactions.

     Summary revenue and investment gain (loss) information by geographic segment, based on the domicile of the Group company generating those revenues, is as follows:

                                                                               Three Months Ended         Six Months Ended
                                                                                     June 30,                June 30,
                                                                            ------------------------  ------------------------
                                                                                2004        2003         2004         2003
                                                                            -----------  -----------  -----------  -----------
                                                                                              (In thousands)

Jersey............................................................          $     1,656  $     5,031  $    (2,744) $     4,531
Guernsey..........................................................                  203        2,787         (528)       4,795
United States.....................................................                  222           11          332           27
                                                                            -----------  -----------  -----------  -----------
Consolidated revenues and net investment gains and
   losses for continuing operations...............................          $     2,081  $     7,829  $    (2,940) $     9,353
                                                                            -----------  -----------  -----------  -----------
                                                                            -----------  -----------  -----------  -----------


                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     Revenues and income (loss) before income taxes for the Company's reportable operating segments included in continuing operations, based on management's internal reporting structure, were as follows:


                                                                               Three Months Ended         Six Months Ended
                                                                                     June 30,                  June 30,
                                                                            ------------------------  ------------------------
                                                                                2004        2003         2004         2003
                                                                            -----------  -----------  -----------  -----------
                                                                                              (In thousands)
Revenues and net investment gains and losses:
Life insurance and annuities (1)..................................          $     1,649  $     5,136  $    (2,756) $     4,776
Venture capital and consulting....................................                  406        2,681         (236)       4,548
                                                                            -----------  -----------  -----------  -----------
                                                                                  2,055        7,817       (2,992)       9,324
Reconciliation of segment amounts to consolidated amounts:
Interest and other fee income.....................................                   26           12           52           29
                                                                            -----------  -----------  -----------  -----------
Consolidated revenues and net investment gains and
   losses for continuing operations...............................          $     2,081  $     7,829  $    (2,940) $     9,353
                                                                            -----------  -----------  -----------  -----------
                                                                            -----------  -----------  -----------  -----------

Income (loss) from continuing operations before
   income taxes:
Life insurance and annuities (1)..................................          $     1,081  $     4,370  $    (3,964) $     3,247
Venture capital and consulting....................................                   87        2,399         (884)       4,068
                                                                            -----------  -----------  -----------  -----------
                                                                                  1,168        6,769       (4,848)       7,315
Reconciliation of segment amounts to consolidated amounts:
Interest and other fee income.....................................                   26           12           52           29
Corporate expenses................................................                 (716)        (793)      (1,409)      (2,085)
Interest expense..................................................                    -         (540)           -         (676)
                                                                            -----------  -----------  -----------  -----------
Consolidated income (loss) from continuing operations
   before income taxes............................................          $       478  $     5,448  $    (6,205) $     4,583
                                                                            -----------  -----------  -----------  -----------
                                                                            -----------  -----------  -----------  -----------

(1)  Netted against the revenues  (investment  income) of the life insurance and annuities segment are management fees paid to
     BCM (discontinued operations) of $0 and $1,000 in the second quarters of 2004 and 2003, respectively, and $0 and $5,000 in the first six months of 2004 and 2003, respectively.

     During the three months ended June 30, 2004, assets in the venture capital and consulting segment decreased by $1,442,000 from $2,107,000 to $665,000, primarily due to the sale of $1,584,000 of trading securities.

     During  the first six months of 2004,  assets in the  venture  capital  and
consulting   segment  decreased  by  $2,777,000  from  $3,442,000  to  $665,000, primarily due to the sale of $2,802,000 of trading securities.

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

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Life Insurance and Annuities

     Certain information regarding our life insurance and annuities segment's results of operations is as follows:

                                                                               Three Months Ended         Six Months Ended
                                                                                     June 30,                  June 30,
                                                                            ------------------------  ------------------------
                                                                                2004        2003         2004         2003
                                                                            -----------  -----------  -----------  -----------
                                                                                             (In thousands)
Revenues and net investment gains (losses):
Investment income.................................................          $       315  $       516  $       653  $     1,030
Insurance policy charges..........................................                    1            -            3            4
Net realized investment gains (losses)............................                   95      (12,768)      (1,161)     (36,173)
Change in net unrealized investment gains and losses on
   trading securities.............................................                1,238       17,388       (2,251)      39,915
                                                                            -----------  -----------  -----------  -----------
Total revenues and net investment gains (losses)..................                1,649        5,136       (2,756)       4,776

Expenses:
Amounts credited on insurance policyholder accounts...............                  333          527          717        1,046
General and administrative expenses...............................                  235          239          491          483
                                                                            -----------  -----------  -----------  -----------
Total expenses....................................................                  568          766        1,208        1,529
                                                                            -----------  -----------  -----------  -----------
Income (loss) from continuing operations before
   income taxes...................................................          $     1,081  $     4,370  $    (3,964) $     3,247
                                                                            -----------  -----------  -----------  -----------
                                                                            -----------  -----------  -----------  -----------

     As previously disclosed in our 2002 and 2003 Annual Reports on Form 10-K, during 2002, our primary insurance company, LPLA, was placed under regulatory control and rehabilitation based on LPLA's statutory capital and surplus as of June 30, 2002. On July 2, 2002, we announced that further declines in the value of LPLA's investment portfolio, due to persistent negative events in the equity and bond markets, continued to erode significantly the statutory capital of LPLA and that we were unsuccessful in concluding a transaction to enhance the capital of LPLA. As a consequence, LPLA discontinued the issuance of new policies as of July 2, 2002. Although the statutory capital of our Jersey insurance subsidiary, LPAL, was not affected by the adverse equity and bond markets to the same extent as the statutory capital of LPLA, we also announced on July 2, 2002 that LPAL would discontinue writing new policies effective immediately. The decision to discontinue the issuance of new policies through LPAL was made to avoid the increased capital requirements created by additional policyholder liabilities. Subsequent to this announcement and other announcements relating to the Company and LPLA, LPAL policy surrenders increased substantially. Approximately 83% of LPAL's $140.2 million in policyholder liabilities as of June 30, 2002 have been surrendered or have matured as of June 30, 2004. Policyholder liabilities as of June 30, 2004 were $23.6 million.

     Due to the events referred to above, LPAL focuses on managing the remaining block of policyholder liabilities. There are no plans currently to write new policies.

Second quarter of 2004 compared to second quarter of 2003

     In the second quarter of 2004, LPAL contributed income before income taxes of $1.1 million to our overall income from continuing operations before income taxes, compared to $4.4 million in the second quarter of 2003. Net realized investment gains in the second quarter of 2004 were $0.1 million compared to net realized investment losses of $12.8 million in the second quarter of 2003. The gain from the change in net unrealized investment gains and losses was $1.2 million in the second quarter of 2004, compared to $17.4 million in the second quarter of 2003. In the second quarter of 2004, the spread between investment income and amounts credited to policyholders, and general and administrative expenses remained flat, each as compared to the second quarter of 2003.

     LPAL did not generate any premiums during the second quarter of 2004 or 2003. LPAL discontinued selling new policies on July 2, 2002 as a result of the events described above.

     Interest and dividend income on investments was $0.3 million in the second quarter of 2004, compared with $0.5 million in the second quarter of 2003. This $0.2 million decrease was primarily due to the decline in the level of LPAL's corporate bond investments, which was consistent with the decline in policyholder liabilities in the second quarter of 2004.

     During the second quarter of 2004, LPAL used $1.4 million of cash to meet its policy maturities and redemptions, and received cash of $1.2 million from the sale of listed equities. Following this net reduction in cash, and further expected bond realizations and maturities required to meet 2004 policy maturities, interest income is expected to decline to approximately $1.3 million for the full year 2004, compared to $1.8 million for the full year 2003.

     Policyholder liabilities as of June 30, 2004 were $23.6 million of which $3.8 million is scheduled to mature during the remaining six months of 2004.
LPAL expects to meet these maturities by a combination of cash held at the beginning of July 2004 of $3.3 million, amounts due from brokers of $1.0 million, the proceeds from maturing bonds which are estimated to be $1.9 million during the remaining six months of 2004, and estimated bond interest to be received during the remaining six months of 2004 of $0.7 million. In the absence of significant redemptions, policyholder liabilities are projected to be approximately $20.0 million at the end of 2004. Investment income should equal approximately 95% of the projected $0.6 million to be credited to policies, and operating expenses are expected to be approximately $0.5 million, both during the remaining six months of 2004.

     Net investment gains totaled $1.3 million in the second quarter of 2004, compared to $4.6 million in the second quarter of 2003. Net investment gains in the second quarter of 2004 were comprised of net realized investment gains of $0.1 million and $1.2 million in gains from the change in net realized gains and losses on the listed equity securities held in the trading portfolio. The trading portfolio increased from $9.5 million as of March 31, 2004 to $10.3 million as of June 30, 2004. LPAL sold certain trading positions during the second quarter of 2004, which resulted in net realized gains of $0.6 million based on an aggregate original cost of $0.4 million. These disposals represented shares held in a company that had completed an initial public offering of their securities. These realized gains were partially offset by an other-than-temporary impairment charge on one private equity security holding of $0.5 million.

     Volatility in LPAL's listed equity holdings continues to have a substantial impact on LPAL's financial results. The bulk of LPAL's listed equity holdings are in Packeteer, Inc. ("PKTR"). During July 2004, LPAL sold 200,000 shares of PKTR for $2.9 million, realizing a gain of $1.7 million, which was offset by the reversal of unrealized gains of $2.0 million recorded in prior periods, resulting in a net loss of $0.3 million for the month of July 2004. Subsequent to June 30, 2004, following PKTR's earnings release, PKTR's share price declined, resulting in a fall in value of $2.9 million on LPAL's remaining PKTR holding as of August 4, 2004. PKTR continues to be profitable, to generate cash and has a strong balance sheet. We are holding our current PKTR position at these price levels.

     Total invested assets decreased to $39.4 million as of June 30, 2004, compared to $39.9 million as of March 31, 2004 primarily due to policyholder benefits paid of $1.4 million, partially offset by net investment gains of $1.3 million during the second quarter of 2004. On total average invested assets in the second quarter of 2004, the average annualized net return, including both realized and unrealized investment gains and losses, was 17.5%, compared with 38.5% in the second quarter of 2003.

     Amounts credited on policyholder accounts decreased by $0.2 million in the second quarter of 2004 to $0.3 million, compared with $0.5 million in the second quarter of 2003. The decrease was primarily due to policy maturities. The average rate credited to policyholders was 5.4% in the second quarter of 2004, compared with 5.8% in the second quarter of 2003.

First six months of 2004 compared to first six months of 2003

     In the first six months of 2004, LPAL contributed a loss before income taxes of $4.0 million to our overall loss from continuing operations before income taxes, compared to income before income taxes of $3.2 million in the first six months of 2003. Net realized investment losses in the first six months of 2004 were $1.2 million compared to net realized investment losses of $36.2 million in the first six months of 2003. The loss from the change in net unrealized investment gains and losses was $2.2 million in the first six months of 2004, compared to a gain of $39.9 million in the first six months of 2003. In the first six months of 2004, the spread between investment income and amounts credited to policyholders decreased by $48,000; and general and administrative expenses remained flat, each as compared to the first six months of 2003.

     LPAL did not generate any premiums during the first six months of 2004 or 2003. LPAL discontinued selling new policies on July 2, 2002 as a result of the events described above.

     Interest and dividend income on investments was $0.7 million in the first six months of 2004, compared with $1.0 million in the first six months of 2003. This $0.3 million decrease was primarily due to the decline in the level of LPAL's corporate bond investments, which was consistent with the decline in policyholder liabilities in the first six months of 2004.

     Net investment losses totaled $3.4 million in the first six months of 2004, compared to net investment gains of $3.7 million in the first six months of 2003. Net investment losses in the first six months of 2004 were comprised of net realized investment losses of $1.2 million and $2.2 million in losses from the change in net realized gains and losses on the listed equity securities held in the trading portfolio. The trading portfolio decreased from $13.5 million as of December 31, 2003 to $10.3 million as of June 30, 2004. LPAL sold certain trading positions during the first six months of 2004, which resulted in net realized gains of $1.2 million based on an aggregate original cost of $0.9 million. These disposals represented shares held in a company that had completed an initial public offering of their securities. These realized gains were more than offset by other-than-temporary impairment charges on one private equity security holding totaling $2.4 million.

     Total invested assets decreased to $39.4 million as of June 30, 2004, compared to $47.9 million as of December 31, 2003 primarily due to policyholder benefits paid of $5.5 million and net investment losses of $3.4 million during the first six months of 2004. On total average invested assets in the first six months of 2004, the average annualized net return, including both realized and unrealized investment gains and losses, was -13.4%, compared with 18.1% in the first six months of 2003.

     Amounts credited on policyholder accounts decreased by $0.3 million in the first six months of 2004 to $0.7 million, compared with $1.0 million in the first six months of 2003. The decrease was primarily due to policy maturities. The average rate credited to policyholders was 5.5% in the first six months of 2004, compared with 5.8% in the first six months of 2003.

Venture Capital and Consulting

     Certain information regarding our venture capital and consulting segment's results of operations is as follows:

                                                                               Three Months Ended         Six Months Ended
                                                                                     June 30,                  June 30,
                                                                            ------------------------  ------------------------
                                                                                2004        2003         2004         2003
                                                                            -----------  -----------  -----------  -----------
                                                                                             (In thousands)
Revenues and net investment gains (losses):
Consulting fees...................................................          $        90  $         -  $       180  $         -
Net realized investment gains (losses)............................                1,332        2,150        1,773       (3,099)
Change in net unrealized investment gains and losses on
   trading securities.............................................               (1,016)         531       (2,189)       7,647
                                                                            -----------  -----------  -----------  -----------
Total revenues and net investment gains (losses)..................                  406        2,681         (236)       4,548

Operating expenses................................................                  319          282          648          480
                                                                            -----------  -----------  -----------  -----------
Income (loss) from continuing operations before
   income taxes...................................................          $        87  $     2,399  $      (884) $     4,068
                                                                            -----------  -----------  -----------  -----------
                                                                            -----------  -----------  -----------  -----------

Second quarter of 2004 compared to second quarter of 2003

     In the second quarter of 2004, the venture capital and consulting segment contributed income before income taxes of $0.1 million to our overall income from continuing operations before income taxes, compared to $2.4 million in the second quarter of 2003. The results in both periods were attributable primarily to net realized and unrealized investment gains and losses on listed equity securities. These positions in listed equity securities resulted from privately held technology companies, in which the venture capital and consulting segment had an equity interest, completing initial public offerings or being acquired by publicly traded companies in stock-for-stock acquisitions.

     The change in net unrealized gains and losses in the listed equity trading portfolio during the second quarter of 2004 was a loss of $1.0 million, which was more than offset by net realized gains of $1.3 million. The trading portfolio decreased from $2.0 million as of March 31, 2004 to $0.7 million as of June 30, 2004. We sold certain trading positions in the second quarter of 2004 which resulted in net realized gains of $1.2 million based on an aggregate original cost of $0.5 million. All intersegmental investment gains and losses have been eliminated in our consolidated statements of income.

     We expect significant fluctuations in net unrealized gains and losses in the listed equity trading portfolio in future periods, reflecting continued equity market volatility, especially in the technology sector.

     The venture capital segment began earning fee income once again in 2004. The segment earned consulting fees of $90,000 in the second quarter of 2004, by advising a small number of North American technology companies.

     Typically, BICC seeks a retainer (monthly or upfront depending on the nature of the assignment) from its North American private technology company clients for its consulting work, and a "success fee" upon the successful completion of an assignment.

     Operating expenses in the second quarter of 2004 remained flat at $0.3 million, compared to the second quarter of 2003.

     BICC has extensive business relationships among Silicon Valley companies seeking later stage capital and in the investor community globally. The venture capital industry has experienced some improvement in the first half of 2004. The operating results for this business segment, and for the Group as a whole, for 2004 will be largely driven by portfolio performance in uncertain market conditions.

First six months of 2004 compared to first six months of 2003

     In the first six months of 2004, the venture capital and consulting segment contributed a loss before income taxes of $0.9 million to our overall loss from continuing operations before income taxes, compared to income before income taxes of $4.1 million in the first six months of 2003. The results in both periods were attributable primarily to net realized and unrealized investment gains and losses on listed equity securities. These positions in listed equity securities resulted from privately held technology companies, in which the venture capital and consulting segment had an equity interest, completing initial public offerings or being acquired by publicly traded companies in stock-for-stock acquisitions.

     The change in net unrealized gains and losses in the listed equity trading portfolio during the first six months of 2004 was a loss of $2.2 million, which was partially offset by net realized gains of $1.8 million. The trading portfolio decreased from $3.4 million as of December 31, 2003 to $0.7 million as of June 30, 2004. We sold certain trading positions in the first six months of 2004 which resulted in net realized gains of $1.7 million based on an aggregate original cost of $0.6 million. All intersegmental investment gains and losses have been eliminated in our consolidated statements of income.

     The venture capital segment began earning fee income once again in 2004. The segment earned consulting fees of $180,000 in the first six months of 2004 by advising a small number of North American technology companies.

     Operating expenses in the first six months of 2004 were $0.6 million, compared to $0.5 million in the first six months of 2003. The $0.1 million increase was attributable primarily to additional staff costs, reflecting the additional resources required to redevelop our venture capital business.

Corporate and Other

Second quarter of 2004 compared to second quarter of 2003

     Corporate expenses decreased by $0.1 million to $0.7 million in the second quarter of 2004, as compared to $0.8 million in the second quarter of 2003. This decrease was primarily due to lower professional services fees and insurance costs.

     Since we fully repaid and terminated our bank facility during June 2003, we did not incur any interest expense in the second quarter of 2004, compared to $0.5 million in the second quarter of 2003.

First six months of 2004 compared to first six months of 2003

     Corporate expenses decreased by $0.7 million to $1.4 million in the first six months of 2004, as compared to $2.1 million for the first six months of 2003. This decrease was primarily due to lower professional services fees and insurance costs.

     Since we fully repaid and terminated our bank facility during June 2003, we did not incur any interest expense in the first six months of 2004, compared to $0.7 million in the first six months of 2003.

Consolidated Income (Loss) from Continuing Operations Before Income Taxes

Second quarter of 2004 compared to second quarter of 2003

     Consolidated income from continuing operations before income taxes was $0.5 million in the second quarter of 2004, compared to $5.4 million in the second quarter of 2003. This decrease in income was primarily due to net realized and unrealized investment gains of $1.6 million in the second quarter of 2004, compared to $7.3 million in the second quarter of 2003.

     Consolidated income before income taxes for the remainder of 2004 may be volatile due to our holdings of listed equity securities primarily in the technology sector, which are marked to market, with changes in their market value recognized in the income statement for each period. The bulk of our listed equity holdings are in PKTR. During July 2004, we sold 200,000 shares of PKTR for $2.9 million, realizing a gain of $2.1 million, which was offset by the reversal of unrealized gains of $2.4 million recorded in prior periods, resulting in a net loss of $0.3 million for the month of July 2004. Subsequent to June 30, 2004, following PKTR's earnings release, PKTR's share price declined, resulting in a fall in value of $3.1 million on our remaining PKTR holding as of August 4, 2004. PKTR continues to be profitable, to generate cash and has a strong balance sheet. We are holding our current PKTR position at these price levels. Other-than-temporary impairments of our private equity securities primarily in the technology sector could also affect our consolidated income before income taxes in future periods. For more information on the possible effects of volatility in the prices of equity securities, see Item 3 "Quantitative and Qualitative Disclosures About Market Risk" below.

     Subsequent to the completion of the sales of BCM and LPA, we now focus on our venture capital and consulting business. Although the market environment for venture capital continues to be weak, we continue to pursue opportunities to grow the business in the future. However, there is no guarantee that we will be successful in redeveloping our venture capital operations.

First six months of 2004 compared to first six months of 2003

     The consolidated loss from continuing operations before income taxes was $6.2 million in the first six months of 2004, compared to income of $4.6 million in the first six months of 2003. This dramatic change was primarily due to net realized and unrealized investment losses of $3.8 million in the first six months of 2004, compared to net realized and unrealized investment gains of $8.3 million in the first six months of 2003.

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

Second quarter of 2004 (continuing operations)

     The $0.3 million tax expense for the second quarter of 2004 represents our estimated probable California tax liability related to tax years 1998 and 1999 as described in Note 8 to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1. No other tax expense or benefits are applicable to our Group for this period. Though income was contributed by our combined Jersey and Guernsey operations, it primarily consisted of net realized and unrealized investment gains for which no tax expense will be recorded. Losses were contributed by our U.S. subsidiaries during the period; however, we did not recognize any U.S. tax benefits due to the 100% valuation allowances that we have provided for all deferred tax assets.

First six months of 2004 (continuing operations)

     The $0.3 million tax expense for the first six months of 2004 represents our estimated probable California tax liability related to tax years 1998 and 1999 as described in Note 8 to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1. Other than $7,000 of tax expense recorded in the first quarter of 2004 primarily representing minimum California taxes, no other tax expense or benefits are applicable to our Group for this period. Losses were contributed by our Jersey and Guernsey operations, primarily consisting of net realized and unrealized investment losses for which no tax benefits will be realized. Losses were also contributed by our U.S. subsidiaries during this period; however, we did not recognize any U.S. tax benefits due to the 100% valuation allowances that we have provided for all deferred tax assets.

Discontinued Operations

Second quarter of 2004 compared to second quarter of 2003

     There were no results to report for discontinued operations for the second quarter of 2004, as we completed the sales of BCM and LPA in the second quarter of 2003. For further information, see Note 3 "Discontinued Operations" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1.

     Our consolidated income statement for the second quarter of 2003 includes the results of discontinued operations for April 2003, in the case of BCM, and for April to May 2003, in the case of LPA.

First six months of 2004 compared to first six months of 2003

     There were no results to report for discontinued operations for the first six months of 2004, as we completed the sales of BCM and LPA in the first six months of 2003.

     Our consolidated income statement for the first six months of 2003 includes the results of discontinued operations for the first four months of 2003, in the case of BCM, and for the first five months of 2003, in the case of LPA.


CRITICAL ACCOUNTING POLICIES

     Management has identified those accounting policies that are most important to the accurate portrayal of our financial condition and results of operations and that require management's most complex or subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These most critical accounting policies pertain to our investments and to the accounting for life insurance policy liabilities. In addition, for 2003, our accounting policies relating to consolidation, deconsolidation and the reporting of discontinued operations became very important to the portrayal of our financial condition and results of operations. These critical accounting policies are described below.

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


Liquidity and Capital Resources

     Our cash and cash equivalents increased during the first six months of 2004 by $0.3 million to $14.7 million. This increase in cash and cash equivalents resulted from $3.1 million and $2.7 million of cash provided by investing activities and operating activities, respectively, partially offset by $5.5 million of cash used in financing activities. Cash provided by investing activities primarily related to the maturity of corporate bonds held by LPAL. Cash provided by operating activities primarily resulted from the sale of trading securities. Cash used in financing activities related to insurance policyholder benefits paid by LPAL. As of June 30, 2004, our cash and cash equivalents, excluding the amount held by LPAL, amounted to $11.4 million, an increase of $0.8 million from December 31, 2003. Excluding LPAL's investments, we also held $0.7 million of listed equity securities which could be sold within a short period of time as of June 30, 2004, compared to $3.4 million as of December 31, 2003.

     Shareholders' equity decreased during the first six months of 2004 by $6.6 million from $34.9 million at December 31, 2003 to $28.3 million at June 30, 2004, primarily due to the net loss for the period of $6.5 million. As of June 30, 2004 and December 31, 2003, $63.6 million of our Ordinary Shares, at cost, held by the employee benefit trusts have been netted against shareholders' equity.

     On July 2, 2002, we announced that LPAL discontinued issuing new policies. Subsequent to this announcement and other announcements relating to the Group and LPLA, LPAL policy surrenders substantially increased. Approximately 83% of LPAL's $140.2 million policyholder liabilities as of June 30, 2002 have been surrendered or have matured as of June 30, 2004. During the first six months of 2004, policy surrenders totaled $0.4 million and policy maturities totaled $4.8 million. Policy liabilities as of June 30, 2004 were $23.6 million. We do not expect significant surrender activity during the remaining six months of 2004; however, approximately $3.8 million of policyholder liabilities are scheduled to mature during the remaining six months of 2004. These maturities are expected to be met by a combination of cash held as of June 30, 2004 of $3.3 million, amounts due from brokers of $1.0 million, the proceeds from maturing bonds which are estimated to be $1.9 million during the remaining six months of 2004, and estimated bond interest to be received during the remaining six months of 2004 of $0.7 million. Assuming no significant surrenders, investment income should equal approximately 95% of the projected $0.6 million to be credited to policies during the remaining six months of 2004.

     During the first six months of 2004, LPAL continued to service its policyholders. Policyholder liabilities for LPAL fell by $4.5 million during the first six months of 2004 from $28.1 million as of December 31, 2003 to $23.6 million as of June 30, 2004. As of June 30, 2004, LPAL's corporate bonds, cash and accrued interest totaled $26.1 million, amounts due from brokers were $1.0 million, listed equity securities were $10.3 million and the book value of private equity securities was $1.8 million. Following the sales of certain of LPAL's listed equity securities in the first six months of 2004 and at the beginning of July 2004, the market value of LPAL's remaining listed equity securities no longer has a significant impact on LPAL's required statutory capital level.

     As of June 30, 2004, we had no bank borrowings, guarantee obligations, material commitments outstanding for capital expenditures or additional funding for private equity portfolio companies.

     As of June 30, 2004, we had $11.4 million of cash and cash equivalents, excluding cash held by our life insurance and annuities segment. We believe that this cash balance is sufficient to fund our operations (venture capital and corporate activities) over at least the next 12 months. We also expect to receive $1.0 million in cash out of escrow related to the sale of LPA by the end of 2004 as discussed in Note 1 and Note 6 to the Unaudited Condensed Consolidated Financial Statements in Item 1 of Part I.


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

     For LPAL's business, the amount of policyholder liabilities is unaffected by changes in interest rates. Given the existing policy and bond maturity profiles, and that bonds will generally be held to maturity and early policy redemptions are protected by a market value adjustment and surrender penalty, the bonds and policies carry minimal interest rate risk. Interest income earned on excess cash is expected to yield less than $0.2 million during the full year 2004. Movements in market interest rates will not have any material impact on this amount.

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

     The potential impact of equity price risk on our holdings of listed equity securities fell during the second quarter of 2004 due to sales of some of our listed equities. If the fair value of our listed equities, as of June 30, 2004 and December 31, 2003, which totaled $11.0 million and $16.9 million, respectively, had abruptly increased or decreased by 50%, the fair value of our listed equity portfolio would have increased or decreased by $5.5 million and $8.5 million, respectively. The largest of these listed equities, PKTR, represented $10.3 million and $16.3 million of the total as of June 30, 2004 and December 31, 2003, respectively. If the fair value of PKTR had abruptly increased or decreased by 50%, its fair value would have increased or decreased by $5.2 million and $8.2 million, respectively. During July 2004, we sold 200,000 shares of PKTR for $2.9 million, realizing a gain of $2.1 million, which was offset by the reversal of unrealized gains of $2.4 million recorded in prior periods, resulting in a net loss of $0.3 million for the month of July 2004. Subsequent to June 30, 2004, following PKTR's earnings release, PKTR's share price declined, resulting in a fall in value of $3.1 million on our remaining PKTR holding as of August 4, 2004. PKTR continues to be profitable, to generate cash and has a strong balance sheet. We are holding our current PKTR position at these price levels.

     Our listed equity securities represent investments that were originally made as private equity investments in companies that subsequently completed an initial public offering. The performance of these listed equity securities can be highly volatile; however we monitor them and seek to sell them over a period of time.

     As of June 30, 2004, we held $1.8 million in private corporate equity securities of technology companies for which liquid markets do not exist. Private equity prices do not fluctuate directly with public equity markets, but significant market movements may trigger a review for other-than-temporary adjustment of the carrying values of our private equity securities. The risks inherent in these private equity investments relate primarily to the viability of the investee companies. We try to mitigate these risks in various ways including performing extensive due diligence prior to making an investment, and regularly reviewing the progress of the investee companies.


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


(b)    REPORTS ON FORM 8-K:

     We filed one current report on Form 8-K during the second quarter of 2004 as follows:

          (1) The Form 8-K filed on May 14, 2004 announcing our financial results for the quarter ended March 31, 2004.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  BERKELEY TECHNOLOGY LIMITED
                                  (Registrant)

Date:  August 5, 2004             By:    /s/  Ian K. Whitehead

                                         Ian K. Whitehead
                                         Chief Financial Officer

                                  (Principal Financial and Accounting Officer and Duly Authorized Officer of the Registrant)

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

               EXHIBIT INDEX FOR THE QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2004

Exhibit
Number    Description
-------   -----------

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