Form 10-Q
period 2004-09-30
BERKELEY TECHNOLOGY LTD
filed 2004-11-02
CIK 891377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ____________________

                                    FORM 10-Q

(Mark One)

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2004

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No____

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No |X|

     As of November 2, 2004, the registrant had outstanding 64,439,073 Ordinary Shares, par value $0.05 per share.

                                TABLE OF CONTENTS


                                     PART I

                              FINANCIAL INFORMATION

                                                                                                             Page
Item 1.    Financial Statements:

           Unaudited Condensed Consolidated Balance Sheets as of September 30, 2004 and
               December 31, 2003............................................................................    3

           Unaudited Condensed Consolidated Statements of Income for the three and nine months
               ended September 30, 2004 and 2003............................................................    4

           Unaudited Condensed Consolidated Statements of Cash Flows for the nine months
               ended September 30, 2004 and 2003............................................................    6

           Unaudited Consolidated Statement of Changes in Shareholders' Equity for the nine months
               ended September 30, 2004.....................................................................    7

           Unaudited Consolidated Statements of Comprehensive Income for the three and nine months
               ended September 30, 2004 and 2003............................................................    8

           Notes to Unaudited Condensed Consolidated Financial Statements...................................    9

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations............   22

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.......................................   31

Item 4.    Controls and Procedures..........................................................................   32


                                     PART II

                                OTHER INFORMATION

Item 4.    Submission of Matters to a Vote of Security Holders..............................................   33

Item 6.    Exhibits and Reports on Form 8-K.................................................................   33

Signature  .................................................................................................   34

Exhibit Index...............................................................................................   35




                         PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                    September 30,      December 31,
                                                                                        2004               2003
                                                                                    -------------     -------------
                                            ASSETS

Investments (principally of life insurance subsidiary):
   Fixed maturities:
     Available-for-sale, at fair value (amortized cost: $20,275 and $25,403
       as of September 30, 2004 and December 31, 2003, respectively)..............  $      20,247     $      25,393
   Equity securities:
     Trading, at fair value (cost: $586 and $4,544 as of September 30, 2004
       and December 31, 2003, respectively).......................................            426            16,882
     Available-for-sale, at estimated fair value (cost: $1,850 and $4,262
       as of September 30, 2004 and December 31, 2003, respectively)..............          1,850             4,262
                                                                                    -------------     -------------
Total investments.................................................................         22,523(1)         46,537

Cash and cash equivalents.........................................................         18,348(1)         14,408
Cash held in escrow...............................................................          1,002               999
Due from broker...................................................................          4,649(1)              -
Accrued investment income.........................................................            654               926
Other assets......................................................................            409               643
                                                                                    -------------     -------------
Total assets......................................................................  $      47,585     $      63,513
                                                                                    -------------     -------------
                                                                                    -------------     -------------
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Life insurance policy liabilities.................................................  $      22,134     $      28,054
Accounts payable and accruals.....................................................            951               562
                                                                                    -------------     -------------
Total liabilities.................................................................         23,085            28,616
                                                                                    -------------     -------------
Commitments and contingencies (see Note 8)

Shareholders' equity:
Ordinary shares, $0.05 par value per share: 86,400,000 shares authorized;
   64,439,073 shares issued and outstanding as of September 30, 2004 and
   December 31, 2003..............................................................          3,222             3,222
Additional paid-in capital........................................................         68,615            68,615
Retained earnings.................................................................         16,662            27,070
Employee benefit trusts, at cost (13,684,881 shares as of September 30, 2004
   and December 31, 2003).........................................................        (63,571)          (63,571)
Accumulated other comprehensive loss..............................................           (428)             (439)
                                                                                    -------------     -------------
Total shareholders' equity........................................................         24,500            34,897
                                                                                    -------------     -------------
Total liabilities and shareholders' equity........................................  $      47,585     $      63,513
                                                                                    -------------     -------------
                                                                                    -------------     -------------

(1) Includes $22,466 of investments,  $7,573 of cash and cash equivalents and $4,275 of broker  receivables in the
    Company's  insurance subsidiary  (London Pacific Assurance Limited ("LPAL")) which are not currently  available to fund the operations or commitments of the Company or its other subsidiaries.


 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

              UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands, except per share and ADS amounts)

                                                                       Three Months Ended        Nine Months Ended
                                                                          September 30,            September 30,
                                                                     ----------------------    ----------------------
                                                                        2004        2003          2004        2003
                                                                     ----------  ----------    ----------  ----------
Continuing operations:

Revenues:
Investment income.................................................   $      337  $      433    $    1,028  $    1,492
Insurance policy charges..........................................            -           2             3           6
Consulting and other fee income...................................          135           -           329           -
Net realized investment gains (losses)............................        4,787        (839)        5,700     (14,988)
Change in net unrealized investment gains and losses
   on trading securities..........................................       (7,757)     (4,213)      (12,498)     18,226
                                                                     ----------  ----------    ----------  ----------
                                                                         (2,498)     (4,617)       (5,438)      4,736
Expenses:
Amounts credited on insurance policyholder accounts...............          326         463         1,043       1,509
Operating expenses................................................        1,089       1,269         3,637       4,317
Interest expense..................................................            -           -             -         676
                                                                     ----------  ----------    ----------  ----------
                                                                          1,415       1,732         4,680       6,502
                                                                     ----------  ----------    ----------  ----------
Loss from continuing operations before income taxes...............       (3,913)     (6,349)      (10,118)     (1,766)

Income tax expense (benefit)......................................            -          (3)          290           9
                                                                     ----------  ----------    ----------  ----------
Loss from continuing operations...................................       (3,913)     (6,346)      (10,408)     (1,775)

Discontinued operations:
Loss from discontinued operations, net of income tax
   expense of $2 in 2003..........................................            -           -             -      (1,758)
Income on disposal of discontinued operations, net of
   income tax expense of $36 in 2003..............................            -           -             -      11,685
                                                                     ----------  ----------    ----------  ----------
Income on discontinued operations.................................            -           -             -       9,927
                                                                     ----------  ----------    ----------  ----------
Net income (loss).................................................   $   (3,913) $   (6,346)   $  (10,408) $    8,152
                                                                     ----------  ----------    ----------  ----------
                                                                     ----------  ----------    ----------  ----------

 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

        UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF INCOME (Continued)
                (In thousands, except per share and ADS amounts)

                                                                       Three Months Ended        Nine Months Ended
                                                                          September 30,            September 30,
                                                                     ----------------------    ----------------------
                                                                        2004        2003          2004        2003
                                                                     ----------  ----------    ----------  ----------
Basic earnings (loss) per share and ADS:

Basic earnings (loss) per share:
Continuing operations.............................................   $    (0.08) $    (0.13)   $    (0.21) $    (0.03)
Discontinued operations...........................................            -           -             -        0.19
                                                                     ----------  ----------    ----------  ----------
                                                                     $    (0.08) $    (0.13)   $    (0.21) $     0.16
                                                                     ----------  ----------    ----------  ----------
                                                                     ----------  ----------    ----------  ----------
Basic earnings (loss) per ADS:
Continuing operations.............................................   $    (0.77) $    (1.25)   $    (2.05) $    (0.35)
Discontinued operations...........................................            -           -             -        1.96
                                                                     ----------  ----------    ----------  ----------
                                                                     $    (0.77) $    (1.25)   $    (2.05) $     1.61
                                                                     ----------  ----------    ----------  ----------
                                                                     ----------  ----------    ----------  ----------

Diluted earnings (loss) per share and ADS:

Diluted earnings (loss) per share:
Continuing operations.............................................   $    (0.08) $    (0.13)   $    (0.21) $    (0.03)
Discontinued operations...........................................            -           -             -        0.19
                                                                     ----------  ----------    ----------  ----------
                                                                     $    (0.08) $    (0.13)   $    (0.21) $     0.16
                                                                     ----------  ----------    ----------  ----------
                                                                     ----------  ----------    ----------  ----------
Diluted earnings (loss) per ADS:
Continuing operations.............................................   $    (0.77) $    (1.25)   $    (2.05) $    (0.35)
Discontinued operations...........................................            -           -             -        1.95
                                                                     ----------  ----------    ----------  ----------
                                                                     $    (0.77) $    (1.25)   $    (2.05) $     1.60
                                                                     ----------  ----------    ----------  ----------
                                                                     ----------  ----------    ----------  ----------



 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                                    -------------------------------
                                                                                        2004               2003
                                                                                    -------------     -------------

Net cash provided by continuing operations........................................  $       6,156     $       8,866

Net cash used in discontinued operations..........................................              -              (523)
                                                                                    -------------     -------------
Net cash provided by operating activities.........................................          6,156             8,343
                                                                                    -------------     -------------

Cash flows from investing activities:
Payment of guarantee obligations..................................................              -           (10,836)
Purchases of available-for-sale fixed maturity securities.........................              -            (8,422)
Purchases of available-for-sale equity securities.................................            (15)                -
Proceeds from sale and maturity of available-for-sale fixed maturity securities...          5,034            20,004
Proceeds from sale of available-for-sale equity securities........................             75                 -
Proceeds from disposal of discontinued operations.................................              -            15,148
Capital expenditures..............................................................             (5)               (4)
                                                                                    -------------     -------------
Net cash provided by investing activities.........................................          5,089            15,890
                                                                                    -------------     -------------

Cash flows from financing activities:
Insurance policyholder benefits paid..............................................         (7,332)           (8,630)
Repayment of notes payable........................................................              -            (9,314)
                                                                                    -------------     -------------
Net cash used in financing activities.............................................         (7,332)          (17,944)
                                                                                    -------------     -------------

Net increase in cash and cash equivalents.........................................          3,913             6,289
Cash and cash equivalents at beginning of period (1)..............................         14,408            15,308
Foreign currency translation adjustment...........................................             27              (212)
                                                                                    -------------     -------------
Cash and cash equivalents at end of period (1), (2)...............................  $      18,348     $      21,385
                                                                                    -------------     -------------
                                                                                    -------------     -------------


(1) Amounts reflect continuing operations only.  Does not include $1,002 of cash held in escrow as of September 30, 2004.

(2) The amount for September 30, 2004 includes $7,573 in the Company's  insurance  subsidiary (LPAL) which is not available to fund the operations or commitments of the Company or its other subsidiaries.



 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                                        Accumulated
                                                                                           Other
                                   Ordinary Shares    Additional              Employee    Compre-     Total
                                --------------------   Paid-in    Retained     Benefit    hensive  Shareholders'
                                  Number    Amount     Capital    Earnings     Trusts      Loss       Equity
                                ---------  ---------  ---------  ----------  ----------  ---------  ----------
Balance as of
   December 31, 2003............   64,439  $   3,222  $  68,615  $   27,070  $  (63,571) $    (439) $   34,897

Net loss........................        -          -          -     (10,408)          -          -     (10,408)
Change in net unrealized
   gains and losses on
   available-for-sale securities        -          -          -           -           -        (18)        (18)
Foreign currency translation
   adjustment...................        -          -          -           -           -         29          29
                                ---------  ---------  ---------  ----------  ----------  ---------  ----------
Balance as of
   September 30, 2004...........   64,439  $   3,222  $  68,615  $   16,662  $  (63,571) $    (428) $   24,500
                                ---------  ---------  ---------  ----------  ----------  ---------  ----------
                                ---------  ---------  ---------  ----------  ----------  ---------  ----------







 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)


                                                                       Three Months Ended        Nine Months Ended
                                                                          September 30,            September 30,
                                                                     ----------------------    ----------------------
                                                                        2004        2003          2004        2003
                                                                     ----------  ----------    ----------  ----------

Net income (loss).................................................   $   (3,913) $   (6,346)   $  (10,408) $    8,152

Other comprehensive income, net of deferred income taxes:

Foreign currency translation adjustments, net of income
   taxes of $0....................................................            1          12            29         114

Change in net unrealized gains and losses related to
   continuing operations:
   Unrealized holding gains and losses on available-for-sale
     securities...................................................          110         (32)            -         (14)
   Reclassification adjustment for gains and losses included
     in net (income) loss.........................................          (12)        679           (18)      1,910
   Deferred income taxes..........................................            -           -             -           -
                                                                     ----------  ----------    ----------  ----------
Other comprehensive income........................................           99         659            11       2,010
                                                                     ----------  ----------    ----------  ----------
Comprehensive income (loss).......................................   $   (3,814) $   (5,687)   $  (10,397) $   10,162
                                                                     ----------  ----------    ----------  ----------
                                                                     ----------  ----------    ----------  ----------


 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2004

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

     On May 9, 2003, the Group entered into a definitive agreement to sell all of the outstanding stock of London Pacific Advisory Services, Inc., London Pacific Securities, Inc. and LPA Insurance Agency, Inc. together with the associated assets of the advisory business held within London Pacific Technologies, Inc. and LP Advisors, Inc., (collectively, "LPA" or the "LPA business") to a wholly-owned subsidiary of SunGard Data Systems Inc. ("SunGard"). On June 5, 2003, the Group completed the sale. Consequently, LPA's results of operations have been reported separately in the income statement under discontinued operations since the second quarter of 2003. SunGard paid $1.0 million of the initial purchase consideration into an escrow account as a holdback to cover any of the Group's indemnity obligations arising within the 18 month period following the close of the transaction. Under the sale and purchase agreement, the Group is entitled to receive an earnout payment of up to $8.0 million in cash that will be equal in amount to one-half of the cumulative operating profits from the LPA business in the three year period immediately following the close of the transaction. This earnout amount, if any, would be payable within approximately 60 days following the third anniversary of the transaction closing. There is no guarantee that the Group will receive any portion of the $8.0 million earnout payment.

     On August 31, 2004, the Group was notified of SunGard's claim for indemnification with respect to damages in an amount equal to at least $5.0 million resulting from, among other things, alleged breaches of representations and covenants contained in the sale and purchase agreement. The Group's management believes, after consultation with its legal advisors, that this claim is without merit, and the Group will defend the matter vigorously. No provision for this contingent liability has been included in the Group's financial statements as of September 30, 2004.

     For  information on the operating  results for BCM and LPA during 2003, see
Note 3 "Discontinued Operations" below.

     Subsequent to the sale of the Group's asset management and financial advisory services businesses, the Group now focuses on rebuilding its venture capital and consulting business.


Note 2.   Basis of Presentation and Principles of Consolidation

     The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in conformity with United States generally accepted accounting principles ("U.S. GAAP"). These unaudited condensed consolidated financial statements include the accounts of the Company, its subsidiaries (with the exception of BCM and LPA as discussed above in Note 1 "Material Events"), the Employee Share Option Trust ("ESOT") and the Agent Loyalty Opportunity Trust ("ALOT"). Significant

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES
subsidiaries included in the continuing operations of the Group and discussed in this document include London Pacific Assurance Limited and Berkeley International Capital Corporation. All intercompany transactions and balances have been eliminated in consolidation except for intercompany transactions between continuing and discontinued operations which are disclosed in Note 3 and
Note 9 below.

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

     The results for the nine month period ended September 30, 2004 are not indicative of the results to be expected for the full fiscal year.

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

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     Had compensation expense for the Company's ESOT activity been determined based upon the fair value method in accordance with SFAS 123, the Company's consolidated net income (loss) and earnings (loss) per share and ADS would have been decreased or increased to the pro forma amounts as reflected below:

                                                                       Three Months Ended        Nine Months Ended
                                                                          September 30,            September 30,
                                                                     ----------------------    ----------------------
                                                                        2004        2003          2004        2003
                                                                     ----------  ----------    ----------  ----------
                                                                     (In thousands, except per share and ADS amounts)

Net income (loss) as reported.....................................   $   (3,913) $   (6,346)   $  (10,408) $    8,152
Add: Stock based employee compensation expense included in
   reported income (loss), net of related tax effects.............            -           -             -           -

Deduct: Total stock based employee compensation expense
   determined under fair value based methods for all awards,
   net of related tax effects.....................................          (47)        267(1)       (143)        (76)
                                                                     ----------  ----------    ----------  ----------

Pro forma net income (loss).......................................   $   (3,960) $   (6,079)   $  (10,551) $    8,076
                                                                     ----------  ----------    ----------  ----------
                                                                     ----------  ----------    ----------  ----------

Basic earnings (loss) per share:
As reported.......................................................   $    (0.08) $    (0.13)   $    (0.21) $     0.16
Pro forma.........................................................        (0.08)      (0.12)        (0.21)       0.16
Basic earnings (loss) per ADS:
As reported.......................................................        (0.77)      (1.25)        (2.05)       1.61
Pro forma.........................................................        (0.78)      (1.20)        (2.08)       1.59
Diluted earnings (loss) per share:
As reported.......................................................        (0.08)      (0.13)        (0.21)       0.16
Pro forma.........................................................        (0.08)      (0.12)        (0.21)       0.16
Diluted earnings (loss) per ADS:
As reported.......................................................        (0.77)      (1.25)        (2.05)       1.60
Pro forma.........................................................        (0.78)      (1.20)        (2.08)       1.58

(1) Compensation  expense  was  negative  for the three  month  period  ended  September  30,  2003 due to the  reversal of $314,000 in compensation  expense recognized in prior periods related to the forfeiture during the third quarter of 2003 of all of the unvested options held by LPA employees (LPA was sold in the second quarter of 2003).

     The pro forma  disclosures   shown above  were  calculated for  all options
granted after December 31, 1994 using a Black-Scholes option pricing model. No option grants were made during 2003 or the first nine months of 2004.


Note 3.   Discontinued Operations

(a)    Berkeley Capital Management

     As described in Note 1 "Material Events," the Group entered into a definitive agreement to sell substantially all of the assets and operations of BCM on March 7, 2003, and on May 7, 2003 completed the sale. In connection therewith, the Company deconsolidated BCM as of March 31, 2003 in accordance with Statement of Financial Accounting Standard No.144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long Lived Assets." The Company does not expect to receive any material amounts of income from its

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES asset management segment in the foreseeable future. The results of operations of BCM for the prior periods have been reported in discontinued operations.

     A summary of BCM's pre-tax operating results for the three and nine month periods ended September 30, 2003 are shown below.

                                                                                    Three Months       Nine Months
                                                                                       Ended              Ended
                                                                                    September 30,     September 30,
                                                                                         2003              2003
                                                                                    -------------     -------------
                                                                                             (In thousands)
Revenues:
Asset management fees.............................................................  $           -     $       1,364
Intercompany management fee income (1)............................................              -                 5
                                                                                    -------------     -------------
Total revenues....................................................................              -             1,369

Operating expenses................................................................              -             1,403
                                                                                    -------------     -------------
Loss before income taxes..........................................................  $           -     $         (34)
                                                                                    -------------     -------------
                                                                                    -------------     -------------

(1)  Fees were paid from and netted  against  the  revenues  of the life  insurance  and  annuities  business segment of  continuing operations (LPAL) of $5,000 for the nine months ended September 30, 2003.

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

     A summary of LPA's pre-tax operating results for the three and nine month periods ended September 30, 2003 are shown below.

                                                                                    Three Months       Nine Months
                                                                                       Ended             Ended
                                                                                    September 30,     September 30,
                                                                                        2003              2003
                                                                                    -------------     -------------
                                                                                             (In thousands)
Revenues:
Investment income.................................................................  $           -     $           4
Gross financial advisory services fees............................................              -             5,820
Payments due to independent advisors..............................................              -            (3,477)
                                                                                    -------------     -------------
Total net revenues................................................................              -             2,347

Expenses..........................................................................              -             4,069
                                                                                    -------------     -------------
Loss before income taxes..........................................................  $           -     $      (1,722)
                                                                                    -------------     -------------
                                                                                    -------------     -------------

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

     The Company has also issued Ordinary Share warrants to the Bank of Scotland in connection with the Company's bank facility (now terminated), which are also considered potential common stock under SFAS 128. Diluted earnings per share is calculated by dividing net income by the weighted-average number of Ordinary Shares outstanding during the applicable period as adjusted for these potentially dilutive options and warrants which are determined based on the "Treasury Stock Method." As the Company recorded a net loss for both of the three month periods ended September 30, 2004 and 2003, and for the nine month period ended September 30, 2004, the calculation of diluted loss per share for these periods do not include potentially dilutive employee share options and warrants issued to the Bank of Scotland as they are anti-dilutive and, if included, would have resulted in a reduction of the net loss per share. If the Company had reported net income for both of the three month periods ended September 30, 2004 and 2003, and for the nine month period ended September 30, 2004, there would have been an additional 607,593, 609,629 and 753,598 shares, respectively, included in the calculations of diluted earnings per share for these periods.

     A reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share calculations is as follows:

                                                                       Three Months Ended        Nine Months Ended
                                                                          September 30,            September 30,
                                                                     ----------------------    ----------------------
                                                                        2004        2003          2004        2003
                                                                     ----------  ----------    ----------  ----------
                                                                              (In thousands, except share,
                                                                               per share and ADS amounts)

Income (loss) from continuing operations..........................   $   (3,913) $   (6,346)   $  (10,408) $   (1,775)
Income on discontinued operations.................................            -           -             -       9,927
                                                                     ----------  ----------    ----------  ----------
Net income (loss).................................................   $   (3,913) $   (6,346)   $  (10,408) $    8,152
                                                                     ----------  ----------    ----------  ----------
                                                                     ----------  ----------    ----------  ----------

Basic earnings (loss) per share and ADS:
Weighted-average number of Ordinary Shares outstanding,
   excluding shares held by the employee benefit trusts...........   50,754,192  50,754,192    50,754,192  50,754,192
                                                                     ----------  ----------    ----------  ----------
Basic earnings (loss) per share:
Continuing operations.............................................   $    (0.08) $    (0.13)   $    (0.21) $    (0.03)
Discontinued operations...........................................            -           -             -        0.19
                                                                     ----------  ----------    ----------  ----------
                                                                     $    (0.08) $    (0.13)   $    (0.21) $     0.16
                                                                     ----------  ----------    ----------  ----------
                                                                     ----------  ----------    ----------  ----------
Basic earnings (loss) per ADS:
Continuing operations.............................................   $    (0.77) $    (1.25)   $    (2.05) $    (0.35)
Discontinued operations...........................................            -           -             -        1.96
                                                                     ----------  ----------    ----------  ----------
                                                                     $    (0.77) $    (1.25)   $    (2.05) $     1.61
                                                                     ----------  ----------    ----------  ----------
                                                                     ----------  ----------    ----------  ----------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                                                                       Three Months Ended        Nine Months Ended
                                                                          September 30,            September 30,
                                                                     ----------------------    ----------------------
                                                                        2004        2003          2004        2003
                                                                     ----------  ----------    ----------  ----------
                                                                              (In thousands, except share,
                                                                               per share and ADS amounts)
Diluted earnings (loss) per share and ADS:
Weighted-average number of Ordinary Shares outstanding,
   excluding shares held by the employee benefit trusts...........   50,754,192  50,754,192    50,754,192  50,754,192
Effect of dilutive securities (warrants and employee share
   options).......................................................            -           -             -     339,342
                                                                     ----------  ----------    ----------  ----------
Weighted-average number of Ordinary Shares used in
   diluted earnings per share calculations........................   50,754,192  50,754,192    50,754,192  51,093,534
                                                                     ----------  ----------    ----------  ----------
                                                                     ----------  ----------    ----------  ----------
Diluted earnings (loss) per share:
Continuing operations.............................................   $    (0.08) $    (0.13)   $    (0.21) $    (0.03)
Discontinued operations...........................................            -           -             -        0.19
                                                                     ----------  ----------    ----------  ----------
                                                                     $    (0.08) $    (0.13)   $    (0.21) $     0.16
                                                                     ----------  ----------    ----------  ----------
                                                                     ----------  ----------    ----------  ----------
Diluted earnings (loss) per ADS:
Continuing operations.............................................   $    (0.77) $    (1.25)   $    (2.05) $    (0.35)
Discontinued operations...........................................            -           -             -        1.95
                                                                     ----------  ----------    ----------  ----------
                                                                     $    (0.77) $    (1.25)   $    (2.05) $     1.60
                                                                     ----------  ----------    ----------  ----------
                                                                     ----------  ----------    ----------  ----------

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

Fixed Maturity Securities

     An analysis of fixed maturity securities is as follows:


                                            September 30, 2004                            December 31, 2003
                                ------------------------------------------    ------------------------------------------
                                             Gross      Gross    Estimated                 Gross      Gross    Estimated
                                Amortized  Unrealized Unrealized   Fair       Amortized  Unrealized Unrealized   Fair
                                  Cost       Gains      Losses     Value         Cost      Gains      Losses     Value
                                ---------  ---------  ---------  ---------    ---------  ---------  ---------  ---------
                                                                     (In thousands)
Available-for-Sale:
Non-U.S. corporate
   debt securities.........     $  18,157  $      20  $     (52) $  18,125    $  18,354  $      48  $     (89) $  18,313
Corporate debt securities .         2,118          6         (2)     2,122        7,049         33         (2)     7,080
                                ---------  ---------  ---------  ---------    ---------  ---------  ---------  ---------
Total fixed maturity securities $  20,275  $      26  $     (54) $  20,247    $  25,403  $      81  $     (91) $  25,393
                                ---------  ---------  ---------  ---------    ---------  ---------  ---------  ---------
                                ---------  ---------  ---------  ---------    ---------  ---------  ---------  ---------

Equity Securities

     Equity   securities  are  comprised  of   available-for-sale   and  trading
securities. An analysis of equity securities is as follows:


                                            September 30, 2004                            December 31, 2003
                                ------------------------------------------    ------------------------------------------
                                             Gross      Gross    Estimated                 Gross      Gross    Estimated
                                           Unrealized Unrealized   Fair                  Unrealized Unrealized   Fair
                                  Cost       Gains      Losses     Value         Cost      Gains      Losses     Value
                                ---------  ---------  ---------  ---------    ---------  ---------  ---------  ---------
                                                                     (In thousands)
Private corporate equity
   securities..............     $   1,850  $       -  $       -  $   1,850    $   4,262  $       -  $       -  $   4,262
                                ---------  ---------  ---------  ---------    ---------  ---------  ---------  ---------

Total available-for-sale
   equity securities.......         1,850          -         -       1,850        4,262          -          -      4,262

Trading securities.........           586         22       (182)       426        4,544     12,546       (208)    16,882
                                ---------  ---------  ---------  ---------    ---------  ---------  ---------  ---------
Total equity securities....     $   2,436  $      22  $    (182) $   2,276    $   8,806  $  12,546  $    (208) $  21,144
                                ---------  ---------  ---------  ---------    ---------  ---------  ---------  ---------
                                ---------  ---------  ---------  ---------    ---------  ---------  ---------  ---------

     Trading securities are carried at fair value with changes in net unrealized gains and losses of $(7,757,000), $(4,213,000), $(12,498,000) and $18,226,000
included in the income statements for the three and nine month periods ended September 30, 2004 and 2003, respectively.

Investment Concentration and Risk

     As of September 30, 2004, the Group's investment portfolio did not include any individual investments which represented more than 10% of shareholders' equity.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     As of September 30, 2004, the Company's Jersey based life insurance subsidiary, LPAL, owned 100% of the Group's $20.2 million in fixed maturity securities, 100% of the Group's $1.8 million in available-for-sale private equity securities, and 88% of the Group's $0.4 million in trading securities. LPAL is a regulated insurance company, and as such it must meet stringent capital adequacy requirements and it may not make any distributions without the consent of LPAL's independent actuary. LPAL'S INVESTMENTS ARE THEREFORE NOT CURRENTLY AVAILABLE TO FUND THE OPERATIONS OR COMMITMENTS OF THE COMPANY OR ITS OTHER SUBSIDIARIES.

Net Unrealized Gains (Losses) on Available-for-Sale Securities

     Net unrealized losses on fixed maturity securities classified as available-for-sale as of September 30, 2004 and December 31, 2003 totaled $28,000 and $10,000, respectively. There were no related deferred policy acquisition cost adjustments or income taxes.

     There were no unrealized gains or losses on equity securities classified as available-for-sale as of September 30, 2004 and December 31, 2003.

     Changes in net unrealized gains and losses on available-for-sale securities included in other comprehensive income for the period ended September 30, 2004 were as follows:

                                                                                     Net Unrealized Gains (Losses)
                                                                                 ----------------------------------
                                                                                    Fixed
                                                                                  Maturity     Equity
                                                                                 Securities  Securities    Total
                                                                                 ----------  ----------  ----------
                                                                                          (In thousands)

Net unrealized losses on available-for-sale securities as of
   December 31, 2003.........................................................    $      (10) $        -  $      (10)

Changes during the nine month period ended September 30, 2004:
   Unrealized holding gains and losses on available-for-sale securities......             -           -           -
   Reclassification adjustment for gains and losses included in net loss.....           (18)          -         (18)
                                                                                 ----------  ----------  ----------
Net unrealized losses on available-for-sale securities as of
   September 30, 2004........................................................    $      (28) $        -  $      (28)
                                                                                 ----------  ----------  ----------
                                                                                 ----------  ----------  ----------


                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Realized Gains and Losses

     Information about gross and net realized gains and losses on securities transactions is as follows:

                                                                       Three Months Ended        Nine Months Ended
                                                                          September 30,            September 30,
                                                                     ----------------------    ----------------------
                                                                        2004        2003          2004        2003
                                                                     ----------  ----------    ----------  ----------
                                                                                      (In thousands)
Realized gains (losses) on securities transactions:
Fixed maturities, available-for-sale:
   Gross gains....................................................   $        -  $        -    $        -  $       43
   Gross losses...................................................            -           -             -        (286)
                                                                     ----------  ----------    ----------  ----------
Net realized losses on fixed maturities, available-for-sale.......            -           -             -        (243)
                                                                     ----------  ----------    ----------  ----------
Equity securities, trading:
   Gross gains....................................................        5,053         485         8,220       4,363
   Gross losses...................................................         (266)          -          (266)    (15,237)
                                                                     ----------  ----------    ----------  ----------
Net realized gains (losses) on equity securities, trading.........        4,787         485         7,954     (10,874)
                                                                     ----------  ----------    ----------  ----------
Equity securities, available-for-sale:
   Gross gains....................................................            -           -           121           -
   Gross losses...................................................            -      (1,324)       (2,375)     (3,871)
                                                                     ----------  ----------    ----------  ----------
Net realized losses on equity securities, available-for-sale......            -      (1,324)       (2,254)     (3,871)
                                                                     ----------  ----------    ----------  ----------
Net realized investment gains (losses) on securities
   transactions...................................................   $    4,787  $     (839)   $    5,700  $  (14,988)
                                                                     ----------  ----------    ----------  ----------
                                                                     ----------  ----------    ----------  ----------

     During the nine month period ended September 30, 2004, the Group's management determined that one private equity investment in a technology company was other-than-temporarily impaired and consequently recorded realized losses totaling $2.4 million in the unaudited condensed consolidated statement of income.


Note 6.    Cash Held in Escrow

     Cash held in escrow consists of the proceeds from the sale of LPA on June 5, 2003 which were held back to cover any of the Group's indemnity obligations within the 18 month period following the close of the transaction. Funds are due to be released with accrued interest in December 2004, less any amounts related to indemnification matters as set out in the sale and purchase agreement. As discussed above in Note 1 "Material Events," the Group was notified on August 31, 2004 of SunGard's claim for indemnification with respect to damages in an amount equal to at least $5.0 million resulting from, among other things, alleged breaches of representations and covenants contained in the sale and purchase agreement. The Group's management believes, after consultation with its legal advisors, that this claim is without merit, and the Group will defend the matter vigorously. However, due to the current uncertainty with respect to this claim, there is the possibility that the $1.0 million in cash held in escrow may not be released to the Group in December 2004.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Note 7.    Other Assets

     An analysis of other assets is as follows:

                                                                                    September 30,      December 31,
                                                                                        2004              2003
                                                                                    -------------     -------------
                                                                                             (In thousands)

Property, equipment and leasehold improvements, net...............................  $          80     $         117
Prepayments.......................................................................            195               499
Receivables:
   Income tax refund receivable...................................................             17                17
   Fee income receivable..........................................................             96                 7
   Other receivables..............................................................             21                 3
                                                                                    -------------     -------------
Total other assets................................................................  $         409     $         643
                                                                                    -------------     -------------
                                                                                    -------------     -------------


Note 8.  Commitments and Contingencies

     As previously disclosed in the Company's 2002 and 2003 audited consolidated financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K for each of those years, the Company's primary insurance company, London Pacific Life & Annuity Company ("LPLA"), in August 2002 was placed under regulatory control and rehabilitation based on LPLA's statutory capital and surplus as of June 30, 2002. On July 9, 2004, a court order was issued approving a plan of liquidation for LPLA and also approving exchange agreements which give policyholders the option of exchanging their existing policies for new policies in another insurance company. In the course of the administration of LPLA in rehabilitation, the North Carolina Department of Insurance ("NCDOI") requested information concerning the history of a limited number of investments in securities of portfolio companies during November 2002. These portfolio investments have been associated with LPLA for more than seven years, and involve intercompany transfers. The history of their investment performance and ownership is complex. The Company has complied with these requests. The Company is not able at this time to predict what conclusions the NCDOI will reach after evaluation of this information.

     In October 2003, the California Franchise Tax Board ("FTB") notified the Group of proposed income tax assessments totaling $2.3 million plus interest related to the Group's 1998 and 1999 tax returns. In December 2003, the Group filed a protest letter with the FTB. The FTB acknowledged receipt of this protest letter in December 2003; however, no further communication from the FTB has been received to date. After consultation with its tax and legal advisors, the Group's management believes that this matter has now been resolved through legislation that was signed on September 29, 2004. This new legislation provides that a taxpayer may elect to determine its deduction for dividends received from an insurance company subsidiary for taxable years ending on or after December 1, 1997, and commencing before January 1, 2004, in an amount equal to 80 percent of the qualified dividends received. The Group has estimated that additional California taxes of $283,000 will be due as a result of this legislation, and this amount, plus estimated interest through June 30, 2004 of $95,000, was recorded in the Group's financial statements as of June 30, 2004. These amounts remain recorded in the Group's financial statements as of September 30, 2004, plus estimated additional interest for the third quarter of 2004 of $4,000.

     As discussed above in Note 1 "Material Events" and in Note 6 "Cash Held in Escrow," on August 31, 2004, the Group was notified of SunGard's claim for indemnification with respect to damages in an amount equal to at least $5.0 million resulting from, among other things, alleged breaches of representations and covenants contained in the sale and purchase agreement. The Group's management believes, after

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES consultation with its legal advisors, that this claim is without merit, and the Group will defend the matter vigorously. As such, no provision for this contingent liability has been included in the Group's financial statements as of September 30, 2004.

Guarantees

     The Company reports guarantees in accordance with FASB Interpretation No. 45 ("FIN 45"), "Guarantor's Accounting and Disclosure Requirements for
Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34." The following is a summary of the Company's agreements that the Company has determined are within the scope of FIN 45.

     Under its Memorandum and Articles of Association, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company maintains directors and officers liability insurance that limits the Company's exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of September 30, 2004.

     The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, clients and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions sometimes include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2004.


Note 9.   Business Segment and Geographical Information

     The Company's reportable operating segments are classified according to its remaining businesses of life insurance and annuities, and venture capital and consulting.

     Due to the sales of BCM and LPA in the second quarter of 2003 (see Note 1 "Material Events"), the Company's asset management and financial advisory segments have been classified as discontinued operations for the nine month period ended September 30, 2003.

     Intercompany transfers between reportable operating segments are accounted for at prices which are designed to be representative of unaffiliated third party transactions.

     Summary revenue and investment gain (loss) information by geographic segment, based on the domicile of the Group company generating those revenues, is as follows:

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                                                                       Three Months Ended        Nine Months Ended
                                                                          September 30,            September 30,
                                                                     ----------------------    ----------------------
                                                                        2004        2003          2004        2003
                                                                     ----------  ----------    ----------  ----------
                                                                                     (In thousands)

Jersey............................................................   $   (2,413) $   (3,624)   $   (5,157) $      907
Guernsey..........................................................         (192)     (1,001)         (720)      3,794
United States.....................................................          107           8           439          35
                                                                     ----------  ----------    ----------  ----------
Consolidated revenues and net investment gains and
   losses for continuing operations...............................   $   (2,498) $   (4,617)   $   (5,438) $    4,736
                                                                     ----------  ----------    ----------  ----------
                                                                     ----------  ----------    ----------  ----------

     Revenues and income (loss) before income taxes for the Company's reportable operating segments included in continuing operations, based on management's internal reporting structure, were as follows:

                                                                       Three Months Ended        Nine Months Ended
                                                                          September 30,            September 30,
                                                                     ----------------------    ----------------------
                                                                        2004        2003          2004        2003
                                                                     ----------  ----------    ----------  ----------
                                                                                     (In thousands)
Revenues and net investment gains and losses:
Life insurance and annuities (1)..................................   $   (2,426) $   (3,628)   $   (5,182) $    1,148
Venture capital and consulting....................................         (103)     (1,002)         (339)      3,546
                                                                     ----------  ----------    ----------  ----------
                                                                         (2,529)     (4,630)       (5,521)      4,694
Reconciliation of segment amounts to consolidated amounts:
Interest and other fee income.....................................           31          13            83          42
                                                                     ----------  ----------    ----------  ----------
Consolidated revenues and net investment gains and
   losses for continuing operations...............................   $   (2,498) $   (4,617)   $   (5,438) $    4,736
                                                                     ----------  ----------    ----------  ----------
                                                                     ----------  ----------    ----------  ----------

Income (loss) from continuing operations before
   income taxes:
Life insurance and annuities (1)..................................   $   (2,988) $   (4,329)   $   (6,952) $   (1,082)
Venture capital and consulting....................................         (380)     (1,345)       (1,264)      2,723
                                                                     ----------  ----------    ----------  ----------
                                                                         (3,368)     (5,674)       (8,216)      1,641
Reconciliation of segment amounts to consolidated amounts:
Interest and other fee income.....................................           31          13            83          42
Corporate expenses................................................         (576)       (688)       (1,985)     (2,773)
Interest expense..................................................            -           -             -        (676)
                                                                     ----------  ----------    ----------  ----------
Consolidated loss from continuing operations
   before income taxes............................................   $   (3,913) $   (6,349)   $  (10,118) $   (1,766)
                                                                     ----------  ----------    ----------  ----------
                                                                     ----------  ----------    ----------  ----------

(1)    Netted against the revenues  (investment  income) of the life insurance and annuities  segment are management fees paid to BCM (discontinued operations) of $0 in the third quarter of 2003, and $5,000 in the first nine months of 2003.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     During the three months ended September 30, 2004, assets in the venture capital and consulting segment decreased by $608,000 from $665,000 to $57,000, primarily due to the sale of $565,000 of trading securities.

     During the first nine months of 2004, assets in the venture capital and consulting segment decreased by $3,385,000 from $3,442,000 to $57,000, primarily due to the sale of $3,396,000 of trading securities.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As used herein, the terms "registrant," "Company," "we," "us" and "our" refer to Berkeley Technology Limited. Except as the context otherwise requires, the term "Group" refers collectively to the registrant and its subsidiaries.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements, and the notes thereto, included in this quarterly report, and the December 31, 2003 audited consolidated financial statements, and the notes thereto, included in our Annual Report on Form 10-K, filed with the SEC on March 10, 2004. The unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. This item should also be read in conjunction with the "Forward-Looking Statements and Factors That May Affect Future Results" which are set forth below and in our other filings with the SEC.

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

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Life Insurance and Annuities

     Certain information regarding our life insurance and annuities segment's results of operations is as follows:

                                                                       Three Months Ended        Nine Months Ended
                                                                          September 30,            September 30,
                                                                     ----------------------    ----------------------
                                                                        2004        2003          2004        2003
                                                                     ----------  ----------    ----------  ----------
                                                                                     (In thousands)
Revenues and net investment gains (losses):
Investment income.................................................   $      311  $      420    $      964  $    1,450
Insurance policy charges..........................................            -           2             3           6
Net realized investment gains (losses)............................        3,434      (1,313)        2,273     (37,486)
Change in net unrealized investment gains and losses on
   trading securities.............................................       (6,171)     (2,737)       (8,422)     37,178
                                                                     ----------  ----------    ----------  ----------
Total revenues and net investment gains (losses)..................       (2,426)     (3,628)       (5,182)      1,148

Expenses:
Amounts credited on insurance policyholder accounts...............          326         463         1,043       1,509
General and administrative expenses...............................          236         238           727         721
                                                                     ----------  ----------    ----------  ----------
Total expenses....................................................          562         701         1,770       2,230
                                                                     ----------  ----------    ----------  ----------
Loss from continuing operations before
   income taxes...................................................   $   (2,988) $   (4,329)   $   (6,952) $   (1,082)
                                                                     ----------  ----------    ----------  ----------
                                                                     ----------  ----------    ----------  ----------

     As previously disclosed in our 2002 and 2003 Annual Reports on Form 10-K, during 2002, our primary insurance company, LPLA, was placed under regulatory control and rehabilitation based on LPLA's statutory capital and surplus as of June 30, 2002. On July 2, 2002, we announced that further declines in the value of LPLA's investment portfolio, due to persistent negative events in the equity and bond markets, continued to erode significantly the statutory capital of LPLA and that we were unsuccessful in concluding a transaction to enhance the capital of LPLA. As a consequence, LPLA discontinued the issuance of new policies as of July 2, 2002. Although the statutory capital of our Jersey insurance subsidiary, LPAL, was not affected by the adverse equity and bond markets to the same extent as the statutory capital of LPLA, we also announced on July 2, 2002 that LPAL would discontinue writing new policies effective immediately. The decision to discontinue the issuance of new policies through LPAL was made to avoid the increased capital requirements created by additional policyholder liabilities. Subsequent to this announcement and other announcements relating to the Company and LPLA, LPAL policy surrenders increased substantially. Approximately 84% of LPAL's $140.2 million in policyholder liabilities as of June 30, 2002 have been surrendered or have matured as of September 30, 2004. Policyholder liabilities as of September 30, 2004 were $22.1 million.

     Due to the events referred to above, LPAL focuses on managing the remaining block of policyholder liabilities. There are no plans currently to write new policies.

Third quarter of 2004 compared to third quarter of 2003

     In the third quarter of 2004, LPAL contributed a loss before income taxes of $3.0 million to our overall loss from continuing operations before income taxes, compared to a loss before income taxes of $4.3 million in the third quarter of 2003. Net realized investment gains in the third quarter of 2004 were $3.4 million compared to net realized investment losses of $1.3 million in the third quarter of 2003. The loss from the change in net unrealized investment gains and losses was $6.2 million in the third quarter of 2004, compared to a loss of $2.7 million in the third quarter of 2003. In the third quarter of 2004, the spread between investment income and amounts credited to policyholders, and general and administrative expenses remained flat, each as compared to the third quarter of 2003.

     LPAL did not generate any premiums during the third quarter of 2004 or 2003. LPAL discontinued selling new policies on July 2, 2002 as a result of the events described above.

     Interest and dividend income on investments was $0.3 million in the third quarter of 2004, compared with $0.4 million in the third quarter of 2003. This $0.1 million decrease was primarily due to the decline in the level of LPAL's corporate bond investments, which was consistent with the decline in policyholder liabilities since the third quarter of 2003.

     During the third quarter of 2004, LPAL used $1.8 million of cash to meet its policy maturities and redemptions, and received cash of $3.9 million from the sale of listed equities and $1.7 million from bond maturities. Following this net increase in cash, and further expected bond realizations required to meet fourth quarter 2004 policy maturities, interest income is expected to be approximately $1.3 million for the full year 2004, compared to $1.8 million for the full year 2003.

     Policyholder liabilities as of September 30, 2004 were $22.1 million of which $2.2 million is scheduled to mature during the remaining three months of 2004. LPAL expects to meet these maturities by a combination of cash held at the beginning of October 2004 of $7.6 million, amounts due from brokers of $4.3 million, and estimated bond interest to be received during the remaining three months of 2004 of $0.4 million. In the absence of significant redemptions, policyholder liabilities are projected to be approximately $20.0 million at the end of 2004. Investment income should equal approximately 95% of the projected $0.3 million to be credited to policies, and operating expenses are expected to be approximately $0.2 million, both during the remaining three months of 2004.

     Net investment losses totaled $2.7 million in the third quarter of 2004, compared to net investment losses of $4.0 million in the third quarter of 2003. Net investment losses in the third quarter of 2004 were comprised of net realized investment gains of $3.4 million and $6.1 million in losses from the change in net realized gains and losses on the listed equity securities held in the trading portfolio. The trading portfolio decreased from $10.3 million as of June 30, 2004 to $0.4 million as of September 30, 2004. LPAL sold its remaining Packeteer, Inc. holding during the third quarter of 2004, which resulted in net realized gains of $3.7 million based on an aggregate original cost of $3.5 million. During the third quarter of 2004, one of LPAL's trading positions was acquired by a larger listed company, in exchange for $0.3 million of stock in the acquiring company, which resulted in a realized loss of $0.3 million based on an original cost of $0.6 million.

     Due to the substantial decrease in LPAL's listed equity portfolio as of September 30, 2004, fluctuations in the market value of LPAL's listed equity holdings will no longer have a significant impact on LPAL's financial results.

     Total invested assets decreased to $35.0 million as of September 30, 2004, compared to $39.4 million as of June 30, 2004 primarily due to net investment losses of $2.7 million and policyholder benefits paid of $1.8 million during the third quarter of 2004. On total average invested assets in the third quarter of 2004, the average annualized net return, including both realized and unrealized investment gains and losses, was -28.3%, compared with -29.3% in the third quarter of 2003.

     Amounts credited on policyholder accounts decreased by $0.2 million in the third quarter of 2004 to $0.3 million, compared with $0.5 million in the third quarter of 2003. The decrease was primarily due to policy maturities since the third quarter of 2003. The average rate credited to policyholders was 5.5% in the third quarter of 2004, compared with 5.8% in the third quarter of 2003.

First nine months of 2004 compared to first nine months of 2003

     In the first nine months of 2004, LPAL contributed a loss before income taxes of $7.0 million to our overall loss from continuing operations before income taxes, compared to a loss before income taxes of $1.1 million in the first nine months of 2003. Net realized investment gains in the first nine months of 2004 were $2.3 million compared to net realized investment losses of $37.5 million in the first nine months of 2003. The loss from the change in net unrealized investment gains and losses was $8.4 million in the first nine months of 2004, compared to a gain of $37.2 million in the first nine months of 2003. In the first nine months of 2004, the spread between investment income and amounts credited to policyholders, and general and administrative expenses remained flat, each as compared to the first nine months of 2003.

     LPAL did not generate any premiums during the first nine months of 2004 or 2003. LPAL discontinued selling new policies on July 2, 2002 as a result of the events described above.

     Interest and dividend income on investments was $1.0 million in the first nine months of 2004, compared with $1.5 million in the first nine months of 2003. This $0.5 million decrease was primarily due to the decline in the level of LPAL's corporate bond investments, which was consistent with the decline in policyholder liabilities since September 30, 2003.

     Net investment losses totaled $6.1 million in the first nine months of 2004, compared to net investment losses of $0.3 million in the first nine months of 2003. Net investment losses in the first nine months of 2004 were comprised of net realized investment gains of $2.3 million and $8.4 million in losses from the change in net realized gains and losses on the listed equity securities held in the trading portfolio. The trading portfolio decreased from $13.5 million as of December 31, 2003 to $0.4 million as of September 30, 2004. LPAL sold its remaining Packeteer, Inc. holding during the first nine months of 2004, which resulted in net realized gains of $4.9 million based on an aggregate original cost of $4.4 million. These realized gains were partially offset by other-than-temporary impairment charges on one private equity security holding totaling $2.3 million and one of LPAL's trading positions was acquired by a larger listed company, in exchange for $0.3 million of stock in the acquiring company, which resulted in a realized loss of $0.3 million based on an original cost of $0.6 million.

     Total invested assets decreased to $35.0 million as of September 30, 2004, compared to $47.9 million as of December 31, 2003 primarily due to policyholder benefits paid of $7.3 million and net investment losses of $6.1 million during the first nine months of 2004. On total average invested assets in the first nine months of 2004, the average annualized net return, including both realized and unrealized investment gains and losses, was -17.8%, compared with 3.0% in the first nine months of 2003.

     Amounts credited on policyholder accounts decreased by $0.5 million in the first nine months of 2004 to $1.0 million, compared with $1.5 million in the first nine months of 2003. The decrease was primarily due to policy maturities since September 30, 2003. The average rate credited to policyholders was 5.5% in the first nine months of 2004, compared with 5.9% in the first nine months of 2003.

Venture Capital and Consulting

     Certain information regarding our venture capital and consulting segment's results of operations is as follows:

                                                                       Three Months Ended        Nine Months Ended
                                                                          September 30,            September 30,
                                                                     ----------------------    ----------------------
                                                                        2004        2003          2004        2003
                                                                     ----------  ----------    ----------  ----------
                                                                                     (In thousands)
Revenues and net investment gains (losses):
Consulting fees...................................................   $      130  $        -    $      310  $        -
Net realized investment gains (losses)............................          237         473         2,010      (2,626)
Change in net unrealized investment gains and losses on
   trading securities.............................................         (470)     (1,475)       (2,659)      6,172
                                                                     ----------  ----------    ----------  ----------
Total revenues and net investment gains (losses)..................         (103)     (1,002)         (339)      3,546

Operating expenses................................................          277         343           925         823
                                                                     ----------  ----------    ----------  ----------
Income (loss) from continuing operations before
   income taxes...................................................   $     (380) $   (1,345)   $   (1,264) $    2,723
                                                                     ----------  ----------    ----------  ----------
                                                                     ----------  ----------    ----------  ----------

Third quarter of 2004 compared to third quarter of 2003

     In the third quarter of 2004, the venture capital and consulting segment contributed a loss before income taxes of $0.4 million to our overall loss from continuing operations before income taxes, compared to a loss before income taxes of $1.3 million in the third quarter of 2003. The losses in both periods were attributable primarily to net realized and unrealized investment losses on listed equity securities. These positions in listed equity securities resulted from privately held technology companies, in which the venture capital and consulting segment had an equity interest, completing initial public offerings or being acquired by publicly traded companies in stock-for-stock acquisitions.

     The change in net unrealized gains and losses in the listed equity trading portfolio during the third quarter of 2004 was a loss of $0.5 million, which was partially offset by net realized gains of $0.2 million. The trading portfolio decreased from $0.7 million as of June 30, 2004 to $0.05 million as of September 30, 2004. We sold our remaining holding in Packeteer, Inc. in the third quarter of 2004 which resulted in net realized gains of $0.2 million based on an aggregate original cost of $0.1 million. All intersegmental investment gains and losses have been eliminated in our consolidated statements of income.

     The venture capital segment began earning fee income once again in 2004. The segment earned consulting fees of $130,000 in the third quarter of 2004, by advising a small number of North American technology companies. Typically, BICC seeks a monthly retainer from its North American private technology company clients for its consulting work, and in some cases, it may receive a "success fee" upon successful completion of an assignment.

     Operating expenses in the third quarter of 2004 remained flat at $0.3 million, compared to the third quarter of 2003.

First nine months of 2004 compared to first nine months of 2003

     In the first nine months of 2004, the venture capital and consulting segment contributed a loss before income taxes of $1.3 million to our overall loss from continuing operations before income taxes, compared to income before income taxes of $2.7 million in the first nine months of 2003. The results in both periods were attributable primarily to net realized and unrealized investment gains and losses on listed equity securities.

     The change in net unrealized gains and losses in the listed equity trading portfolio during the first nine months of 2004 was a loss of $2.6 million, which was partially offset by net realized gains of $2.0 million. The trading portfolio decreased from $3.4 million as of December 31, 2003 to $0.05 million as of September 30, 2004. We sold most of our trading positions during the first nine months of 2004, which resulted in net realized gains of $1.9 million based on an aggregate original cost of $0.8 million. All intersegmental investment gains and losses have been eliminated in our consolidated statements of income.

     The venture capital segment began earning fee income once again in 2004. The segment earned consulting fees of $310,000 in the first nine months of 2004 by advising a small number of North American technology companies.

     Operating expenses in the first nine months of 2004 were $0.9 million, compared to $0.8 million in the first nine months of 2003. The $0.1 million increase was attributable primarily to additional staff costs, reflecting the additional resources required to redevelop our venture capital business.

Corporate and Other

Third quarter of 2004 compared to third quarter of 2003

     Corporate expenses decreased by $0.1 million to $0.6 million in the third quarter of 2004, as compared to $0.7 million in the third quarter of 2003. This decrease was primarily due to lower facilities costs, professional services fees and insurance costs.

     Since we fully repaid and terminated our bank facility during June 2003, we did not incur any interest expense in the third quarters of 2004 and 2003.

First nine months of 2004 compared to first nine months of 2003

     Corporate expenses decreased by $0.8 million to $2.0 million in the first nine months of 2004, as compared to $2.8 million for the first nine months of 2003. This decrease was primarily due to lower facilities costs, professional services fees and insurance costs.

     Since we fully repaid and terminated our bank facility during June 2003, we did not incur any interest expense in the first nine months of 2004, compared to $0.7 million in the first nine months of 2003.

Consolidated Loss from Continuing Operations Before Income Taxes

Third quarter of 2004 compared to third quarter of 2003

     Our consolidated loss from continuing operations before income taxes was $3.9 million in the third quarter of 2004, compared to a loss of $6.3 million in the third quarter of 2003. This lower loss was primarily due to net realized and unrealized investment losses of $3.0 million in the third quarter of 2004, compared to net realized and unrealized losses of $5.1 million in the third quarter of 2003.

     Following the sale of our remaining 435,000 shares in Packeteer, Inc. on September 30, 2004, volatility in the market prices of our remaining $0.4 million in listed equity holdings will have a significantly reduced impact on our consolidated income before income taxes in future periods. However, other-than-temporary impairments of our private equity securities primarily in the technology sector could materially affect our consolidated income before income taxes in future periods.

     Subsequent to the completion of the sales of BCM and LPA during 2003, we now focus on our venture capital and consulting business. We continue to pursue opportunities to grow the business in the future, however, there is no guarantee that we will be successful in redeveloping our venture capital operations.

First nine months of 2004 compared to first nine months of 2003

     The consolidated loss from continuing operations before income taxes was $10.1 million in the first nine months of 2004, compared to a loss of $1.8 million in the first nine months of 2003. This dramatic change was primarily due to net realized and unrealized investment losses of $6.8 million in the first nine months of 2004, compared to net realized and unrealized investment gains of $3.2 million in the first nine months of 2003.

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

Third quarter of 2004 (continuing operations)

     No tax expense or benefits are applicable to our Group for the third quarter of 2004. Losses were contributed by our combined Jersey and Guernsey operations, primarily consisting of net unrealized investment losses for which no tax benefits will be realized. Losses were also contributed by our U.S. subsidiaries during the period; however, we did not recognize any U.S. tax benefits due to the 100% valuation allowances that we have provided for all deferred tax assets.

First nine months of 2004 (continuing operations)

     The $0.3 million tax expense for the first nine months of 2004 is largely our estimated California tax liability related to tax years 1998 and 1999 as described in Note 8 to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1. Other than $7,000 of tax expense recorded in the first quarter of 2004 primarily representing minimum California taxes, no other tax expense or benefits are applicable to our Group for this period. Losses were contributed by our Jersey and Guernsey operations, primarily consisting of net realized and unrealized investment losses for which no tax benefits will be realized. Losses were also contributed by our U.S. subsidiaries during this period; however, we did not recognize any U.S. tax benefits due to the 100% valuation allowances that we have provided for all deferred tax assets.

Discontinued Operations

Third quarter of 2004 compared to third quarter of 2003

     There were no results to report for discontinued operations for the third quarter of 2004, as we completed the sales of BCM and LPA in the second quarter of 2003. For further information, see Note 3 "Discontinued Operations" to the Unaudited Condensed Consolidated Financial Statements in Part I, Item 1.

First nine months of 2004 compared to first nine months of 2003

     There were no results to report for discontinued operations for the first nine months of 2004, as we completed the sales of BCM and LPA in the second quarter of 2003.

     Our consolidated income statement for the first nine months of 2003 includes the results of discontinued operations for the first four months of 2003, in the case of BCM, and for the first five months of 2003, in the case of LPA.


CRITICAL ACCOUNTING POLICIES

     Management has identified those accounting policies that are most important to the accurate portrayal of our financial condition and results of operations and that require management's most complex or subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These most critical accounting policies pertain to our investments, life insurance policy liabilities and contingent liabilities. In addition, for 2003, our accounting policies relating to consolidation, deconsolidation and the reporting of discontinued operations became very important to the portrayal of our financial condition and results of operations. These critical accounting policies are described below.

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

Contingent Liabilities

     As discussed above in Note 8 "Commitments and Contingencies" to our unaudited condensed consolidated financial statements, we are involved in various matters that may or may not result in a loss to the Group. We account for contingent liabilities in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." As such, in situations where we believe that a loss is probable and where we can reasonably estimate the amount of the loss, we will recognize that estimated loss in our financial statements. Because of the uncertainties that exist, we cannot predict the outcome of the pending matters with certainty. Actual results may differ from our estimates, and the ultimate outcome of these matters could have a significant impact on our results of operations and financial position.

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


Liquidity and Capital Resources

     Our cash and cash equivalents increased during the first nine months of 2004 by $3.9 million to $18.3 million. This increase in cash and cash equivalents resulted from $5.1 million and $6.1 million of cash provided by investing activities and operating activities, respectively, partially offset by $7.3 million of cash used in financing activities. Cash provided by investing activities primarily related to the maturity of corporate bonds held by LPAL. Cash provided by operating activities primarily resulted from the sale of trading securities. Cash used in financing activities related to insurance policyholder benefits paid by LPAL. As of September 30, 2004, our cash and cash equivalents, excluding the amount held by LPAL, amounted to $10.8 million, an increase of $0.2 million from December 31, 2003. Excluding LPAL's investments, we also held $0.05 million of listed equity securities which could be sold within a short period of time as of September 30, 2004, compared to $3.4 million as of December 31, 2003.

     Shareholders' equity decreased during the first nine months of 2004 by $10.4 million from $34.9 million at December 31, 2003 to $24.5 million at September 30, 2004, primarily due to the net loss for the period of $10.4 million. As of September 30, 2004 and December 31, 2003, $63.6 million of our Ordinary Shares, at cost, held by the employee benefit trusts have been netted against shareholders' equity.

     As discussed above in "Results of Operations by Business Segment - Life Insurance and Annuities," LPAL discontinued issuing new policies in July 2002. During the first nine months of 2004, LPAL continued to service its existing policyholders. During this period, policy surrenders totaled $0.4 million and policy maturities totaled $6.3 million. Policyholder liabilities were $22.1 million as of September 30, 2004, compared to $28.1 million as of December 31, 2003. We do not expect significant surrender activity during the remaining three months of 2004; however, approximately $2.2 million of policyholder liabilities are scheduled to mature during this period. LPAL has sufficient liquid resources to fund these maturities. As of September 30, 2004, LPAL had cash of $7.6 million and amounts due from brokers of $4.3 million.

     LPAL's $22.1 million in policyholder liabilities will continue to mature over the next several years. As of September 30, 2004, LPAL's corporate bonds, cash, broker receivables and accrued interest totaled $32.7 million, listed equity securities were $0.4 million and the book value of private equity securities was $1.8 million. Following the sale of LPAL's remaining Packeteer, Inc. common stock holding during the first nine months of 2004, fluctuations in the market value of LPAL's listed equity securities will no longer have a significant impact on LPAL's required statutory capital level.

     As of September 30, 2004, we had no bank borrowings, guarantee obligations, material commitments outstanding for capital expenditures or additional funding for private equity portfolio companies.

     As of September 30, 2004, we had $10.8 million of cash and cash equivalents, excluding cash held by our life insurance and annuities segment. We believe that this cash balance is sufficient to fund our operations (venture capital and corporate activities) over at least the next 12 months.


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

     For LPAL's business, the amount of policyholder liabilities is unaffected by changes in interest rates. Given the existing policy and bond maturity profiles, and that bonds will generally be held to maturity and early policy redemptions are protected by a market value adjustment and surrender penalty, the bonds and policies carry minimal interest rate risk. Interest income earned on excess cash is expected to yield less than $0.2 million during the next 12 months. Movements in market interest rates will not have any material impact on this amount.

Equity Price Risk

     We are exposed to equity price risk on our holdings of listed equity securities. Changes in the level or volatility of equity prices affect the value of our listed equity securities. These changes in turn directly affect our consolidated net income because our holdings of listed equity securities are marked to market, with changes in their market value recognized in the income statement for the period in which the changes occur. These listed equity securities represent investments that were originally made as private equity investments in high technology companies that subsequently completed an initial public offering. The performance of these listed equity securities can be highly volatile; however, we monitor them and seek to sell them over a period of time.

     Prior to September 30, 2004, we held levels of listed equity securities which exposed us to significant equity price risk and resulting volatility in our reported earnings. Subsequent to the sale of our remaining holding in Packeteer, Inc. common stock on September 30, 2004, the market value of our listed equity trading portfolio is now only $0.4 million. At this level, there is greatly reduced equity price risk and fluctuations in the market value of our listed equity securities should not have a material impact on our earnings in future periods. If the fair value of our listed equity securities, as of September 30, 2004 and December 31, 2003, which totaled $0.4 million and $16.9 million, respectively, had abruptly increased or decreased by 50%, the fair value of our listed equity portfolio would have increased or decreased by $0.2 million and $8.5 million, respectively.

     As of September 30, 2004, we held $1.8 million in private corporate equity securities of technology companies for which liquid markets do not exist. Private equity prices do not fluctuate directly with public equity markets, but significant market movements may trigger a review for other-than-temporary adjustment of the carrying values of our private equity securities. The risks inherent in these private equity investments relate primarily to the viability of the investee companies. We try to mitigate these risks in various ways, including performing extensive due diligence prior to making an investment, and regularly reviewing the progress of the investee companies.


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

                           PART II - OTHER INFORMATION


Item 4.    SUBMISSION OF MATERIALS TO A VOTE OF SECURITY HOLDERS

     On August 4, 2004, we held our annual general meeting of the shareholders where the following matters were submitted to a vote and approved:

     (1) To receive the report of the directors and the financial statements for the year ended December 31, 2003, together with the report of the independent auditors thereon; votes received for: 36,509,172, against:
          56,229. There were 36,510 abstentions.

     (2) For the re-election of one director, The Viscount Trenchard; votes received for: 36,343,837, against: 190,364. There were 67,710 abstentions. Directors whose term of office continued, and who were not up for re-election at this annual general meeting, include Mr. Arthur I. Trueger, Mr. Victor A. Hebert, Mr. Harold E. Hughes, Jr. and Mr. John Clennett.

     (3) To re-appoint BDO Stoy Hayward, LLP and BDO Seidman, LLP as independent auditors of the Company and to authorize the directors to fix their remuneration; votes received for: 36,379,692, against:
          148,559. There were 73,660 abstentions.


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


(b)    REPORTS ON FORM 8-K:

     We filed one current report on Form 8-K during the third quarter of 2004 as follows:

     (1) The Form 8-K filed on August 5, 2004 announcing our financial results for the quarter ended June 30, 2004.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                  BERKELEY TECHNOLOGY LIMITED
                                  (Registrant)

Date:  November 2, 2004           By:    /s/  Ian K. Whitehead

                                  Ian K. Whitehead
                                  Chief Financial Officer

                                  (Principal Financial and Accounting Officer and Duly Authorized Officer of the Registrant)

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

               EXHIBIT INDEX FOR THE QUARTERLY REPORT ON FORM 10-Q
                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

Exhibit
Number  Description
------- ----------------

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