Form 10-K
period 2004-12-31
BERKELEY TECHNOLOGY LTD
filed 2005-03-23
CIK 891377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ____________________

                                    FORM 10-K
(Mark One)
 /  /          ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2004

                                       OR

 /  /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to _______

                         Commission file number 0-21874

                           Berkeley Technology Limited
             (Exact name of registrant as specified in its charter)
                             _____________________

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

                                                       Name of each exchange on
                    Title of each class                    which registered
      American Depositary Shares, each representing             None
     ten Ordinary Shares of $0.05 par value per share
       Ordinary Shares of $0.05 par value per share *

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

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes [ ] No [ |X|]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the Ordinary Shares on June 30, 2004 as reported on the London Stock Exchange (using an exchange rate of (pound)1.00 = $1.81) was $8,222,898. Ordinary Shares held by each current executive officer and director and by each person who is known by the registrant to own 5% or more of the outstanding Ordinary Shares have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination is not necessarily conclusive that these persons are affiliates of the registrant.

     As of March 23, 2005, the registrant had outstanding 64,439,073 Ordinary Shares, $0.05 par value per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's definitive proxy statement for its Annual General Meeting of Shareholders to be held on August 10, 2005, is incorporated by reference in
Part III of this Form 10-K.



                                TABLE OF CONTENTS



                                     PART I                                     Page

Item 1.    Business............................................................    1
Item 2.    Properties..........................................................    6
Item 3.    Legal Proceedings...................................................    6
Item 4.    Submission of Matters to a Vote of Security Holders.................    6


                                     PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters
               and Issuer Purchases of Equity Securities.......................    7
Item 6.    Selected Financial Data.............................................   11
Item 7.    Management's Discussion and Analysis of Financial Condition and
               Results of Operations...........................................   12
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk..........   24
Item 8.    Financial Statements and Supplementary Data.........................   25
Item 9.    Changes in and Disagreements with Accountants on Accounting and
               Financial Disclosure............................................   67
Item 9A.   Controls and Procedures.............................................   67


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant..................   67
Item 11.   Executive Compensation..............................................   68
Item 12.   Security Ownership of Certain Beneficial Owners and
               Management and Related Stockholder Matters......................   68
Item 13.   Certain Relationships and Related Transactions......................   68
Item 14.   Principal Accountant Fees and Services..............................   69


                                     PART IV

Item 15.   Exhibits and Financial Statement Schedules .........................   69


Signatures ...................................................................    80
Exhibit Index..................................................................   81

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

     We evolved from a financial consulting business, The Berkeley Consulting Group, formed in 1977. That business focused on financial consulting services and venture capital finance for U.S. high technology companies from non-U.S. institutional financing sources. The Company was incorporated in 1985 in Jersey, Channel Islands. We obtained a listing on the London Stock Exchange ("LSE") in that same year and our Ordinary Shares currently trade under the symbol "BEK.L." Since 1985, we grew with the establishment of life insurance and annuity businesses in both the U.S. and Jersey, and through acquisitions in the financial advisory services and asset management areas. In 2002, we lost management control of our U.S. life insurance business due to the dilution in the level of the life insurance company's capital arising from bond and equity losses in poor market conditions. We continue to service the policyholders of London Pacific Assurance Limited ("LPAL") in Jersey, but new policies have not been sold since July 2002 to avoid the capital requirements related to the sales of new policies. In 2003, we sold two of our operating businesses: Berkeley Capital Management ("BCM"), our U.S. based asset management company; and London Pacific Advisory Services, Inc. and its affiliates, our U.S. based online investment consulting service. We now focus on our venture capital and consulting business. We are working with North American technology companies that are looking to grow their businesses or to expand their investor base overseas, primarily in Europe and Japan.

     American Depositary Receipts ("ADRs") representing our Ordinary Shares began trading in the U.S. market in 1992. We obtained a listing on The Nasdaq Stock MarketSM in 1993 and in November 1999 migrated to the New York Stock Exchange ("NYSE") where our ADRs traded under the symbol "LDP." During 2002, our ADR price fell below the minimum required by the NYSE; consequently, our ADRs were withdrawn from listing and registration on the NYSE. Our ADRs currently trade on the Over-the-Counter ("OTC") Bulletin Board under the symbol "BKLYY.PK."

     During the second quarter of 2002, we completed a one-for-ten reverse split of our ADRs. Effective from the opening of business on June 24, 2002, each ADR represents ten Ordinary Shares.

     We currently have offices in Jersey (Channel Islands) and San Francisco, California.

BUSINESS SEGMENTS

     We currently have two business segments that we operate through our subsidiaries: life insurance and annuities, and venture capital and consulting. Our principal operating subsidiaries, by business segment and location, are set forth below:

           Principal Subsidiaries                     Business Segment                       Location
-------------------------------------------      ------------------------------     --------------------------

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

     On July 2, 2002, we announced that LPAL would discontinue writing new policies effective immediately. The decision to discontinue the issuance of policies was made to avoid the increased capital requirements created by additional policyholder liabilities. Subsequent to this announcement and other announcements relating to the Company and LPLA, LPAL policy surrenders increased substantially. The number of policyholders fell from 2,603 at June 30, 2002 to 925 at December 31, 2002. The primary financial impact of the high level of surrenders was the reduction in the level of capital required to support the policyholder liabilities. The number of policyholders continued to decline to 480 at December 31, 2004; however, much of the decline during 2003 and 2004 was attributable to policy maturities rather than policy surrenders.

     We have no plans currently for LPAL to write new policies.

Investment Portfolio

     LPAL's portfolio strategy has been to at least match the level of policyholder liabilities with corporate bonds and cash. On December 31, 2004, policyholder liabilities totaled $21.2 million and the market value of LPAL's corporate bonds, cash and accrued interest totaled $31.8 million. In addition, LPAL's portfolio included listed equities valued at $0.5 million and private equities valued at $0.8 million at December 31, 2004.

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

Venture Capital and Consulting

     Berkeley International Capital Corporation ("BICC") and Berkeley International Capital Limited ("BICL") comprise our venture capital and consulting business. In past years, our venture capital and consulting subsidiaries focused primarily on U.S. high technology companies, with investments generally ranging from $5 million to $25 million.

     Subsequent to the rehabilitation proceedings involving LPLA in August 2002, we have not made any further venture capital investments. Our current venture capital strategy is focused on identifying opportunities where we can assist private technology companies in locating investment capital. In select situations, we may also invest our own capital. Our consulting activities are continuing to grow as we add new clients who engage us to assist them with their European and Asian business strategies.

Berkeley International Capital Corporation

     BICC is primarily responsible for our activities in the venture capital and consulting areas. Currently, this involves working with North American technology companies that are looking to grow their businesses or to expand their investor base overseas, primarily in Europe and Japan. We advise on overseas operations, assist in locating partners, customers and investment capital, and occasionally will take principal positions where the case is compelling and the timeframe for realization could be relatively short.

     Typically, BICC seeks a retainer (monthly or upfront depending on the nature of the assignment) from its North American technology company clients for its consulting work, and a "success fee" upon the successful conclusion of its assignment. The consulting work may involve assistance in the preparation of a business plan; market research; strategy development; identification of customers and/or investor prospects;

introductory meetings with prospective customers or investors; and assistance in the implementation of the chosen strategy or transaction.

     BICC currently provides its services to a small number of clients, and is in discussions with additional prospects. As an example of its work, BICC has been engaged by a North American telecommunications equipment company to develop a business strategy for penetration of the European and Japanese markets. This engagement has involved detailed market and prospect research and meetings with potential clients that may lead to substantial business for the client company. Another example of BICC's work is an engagement involving the preparation of a business plan, reviewing financing structures and introducing investors who could finance a European sales and customer support initiative for a U.S. telecommunications equipment company.

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

     Over the past 25 years, BICC arranged over $1.9 billion of placements in the private capital markets. Placements were typically arranged in later stage technology companies, which were near alpha test of their product and needed to scale up their engineering, marketing and sales infrastructure. Within this strategy, BICC has been able to identify many promising young technology companies that have grown in prominence in their fields and gone on to successful public offerings or acquisition transactions. Many of the companies are headquartered in close proximity to BICC's offices which allows for easier access to the companies' management. Most of these companies specialize in telecommunications (both central office and customer premises), data communications, software, semiconductors and knowledge learning. These placements included investments in 3Com, Acuson, Adaptec, Altera, America Online, Atmel, Cadence Design Systems, Cirrus Logic, Cypress Semiconductor, Flextronics, IDT, Linear Technology, LSI Logic, Nellcor, Oracle, PMC Sierra and Packeteer, Inc.

     The private technology investments arranged by BICC and currently held by LPAL are Agility Communications, Inc. and Alacritech, Inc.

     Due to the loss of control of LPLA in 2002, BICC no longer receives fees from LPLA. Fees earned by BICC from LPLA during 2002 were $2.9 million.

Berkeley International Capital Limited

     BICL, formed in 1988 and based in Guernsey, Channel Islands, takes principal positions in connection with private equity transactions arranged by its sister company, BICC. These private equity positions may become listed equity securities pursuant to IPOs or in connection with the acquisition of the private issuing company by a listed company. As of December 31, 2003, BICL held $3.4 million of such positions in listed equity securities. During 2004, BICL sold all of its listed equity securities.

Competition

     Our venture capital and consulting business faces competition primarily from commercial banks, investment banks, venture capital firms, insurance companies, hedge funds and consulting firms, many of which have substantially greater financial resources. The marketplace for venture capital and consulting is highly competitive, and demand for services is also influenced by economic and stock market conditions. The pool of capital seeking opportunities to invest in later stage technology companies has contracted over the last several years, but we believe demand continues for high value technology companies.

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

     The JFSC sets out the conditions with which LPAL must comply and determines the reporting requirements and the frequency of reporting. These conditions require that: (i) LPAL must hold, at all times, approved assets at least equal to the long-term insurance fund plus the required minimum solvency margin, (ii) the margin of solvency must be the greater of (pound)50,000 or 2.5% of the value of the long-term business fund, and (iii) assets equal to not less than 90% of liabilities must be placed with approved independent custodians. As of December 31, 2004, LPAL met all of these conditions.

     LPAL is also required under the insurance laws to appoint an actuary. The actuary must be qualified as defined under the laws and is required to supervise the long-term insurance fund. No transfers, except in satisfaction of long-term insurance business liabilities, including dividends, are permitted from the long-term insurance fund without written consent from the actuary.

Group

     Our Chief Financial Officer and in-house attorney are responsible for managing our subsidiaries' compliance with applicable regulatory requirements. Although the scope of regulation and form of supervision to which our subsidiaries are subject, as described above, may vary from jurisdiction to jurisdiction, the applicable laws and regulations often are complex and generally grant broad discretion to supervisory authorities in adopting regulations and supervising regulated activities. Our continuing ability to engage in businesses in the jurisdictions in which our subsidiaries currently operate is dependent upon compliance with the rules and regulations promulgated from time to time by the appropriate authorities in each of these jurisdictions. The burden of such regulation weighs equally upon all companies carrying on activities similar to those of our subsidiaries, and we do not consider such regulations to adversely affect the competitive position of our subsidiaries.

EMPLOYEES

     As of December 31, 2004, we had 15 employees. The breakdown by business segment was as follows: venture capital and consulting, 6; life insurance and annuities, 4; and corporate, 5. Due to the decrease in the size and complexity of the Group and in order to decrease our operating costs, we reduced our staff during January 2005. As of March 23, 2005, we have 10 employees as follows: venture capital and consulting, 5; life insurance and annuities, 2; and corporate, 3.

     None of our employees are covered by a collective bargaining agreement and we have not experienced any work stoppages.


Item 2.    PROPERTIES

     We currently operate from two offices located in Jersey (Channel Islands) and San Francisco, California, consisting of approximately 3,000 and 3,800 square feet, respectively. We lease both offices. These leases expire in September 2010 and October 2005, respectively. Our life insurance and annuities segment operations, as well as our head office corporate activities, are carried out in the Jersey office. Our venture capital and consulting operations, as well as our U.S. corporate activities, are carried out in the San Francisco office. The Jersey office is too large for our current level of business and staffing, and we are currently evaluating sublease options as well as alternative office space in Jersey.

     See Note 12 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further information regarding our leases.


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

     On March 8, 2005, we were made aware of a complaint filed by SunGard Business Systems Inc. ("SunGard") in the U.S. District Court in Philadelphia. The Company and certain of its subsidiaries are named parties. SunGard's complaint alleges losses and a claim for indemnification resulting from, among other things, alleged breaches of representations and warranties contained in the sale and purchase agreement of our advisory services business dated May 9, 2003. After consultation with our legal advisors, we believe that this claim is without merit, and we will defend the matter vigorously.


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to our shareholders during the quarter ended December 31, 2004.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

     The principal trading market for our Ordinary Shares is the LSE, under the symbol "BEK.L," on which such shares have been listed since February 1985. ADSs, each representing ten Ordinary Shares, are evidenced by ADRs for which The Bank of New York is the Depositary. Our ADSs have traded in the United States from September 1992 through August 1993 on the OTC Bulletin Board, from September 1993 through November 1999 on The Nasdaq Stock MarketSM under the symbol "LPGL," from November 1999 through July 3, 2002 on the NYSE under the symbol "LDP," from July 12, 2002 through June 15, 2003 on the OTC Bulletin Board under the symbol "LDPGY.PK" and since June 16, 2003 on the OTC Bulletin Board under the symbol "BKLYY.PK." As of December 31, 2004, there were 64,439,073 Ordinary Shares outstanding and 1,373,414 ADSs outstanding, representing 13,734,140 Ordinary Shares or 21.3% of the outstanding Ordinary Shares. ADS holders may exercise their voting rights through the ADR Depositary.

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

     On July 3, 2002, the NYSE halted trading of our ADRs in response to the administrative actions taken by the North Carolina Department of Insurance relating to LPLA (see Item 1 "Business" above). On July 9, 2002, trading of the ADRs was suspended and the securities were withdrawn from listing and registration on the NYSE. As a result of the delisting, the liquidity of our common stock and its price were adversely affected. These actions may limit our ability to raise additional capital in the future, and there is no assurance that a significant trading market for the ADRs will develop. If an active trading market does not develop, ADR holders may be unable to sell their ADRs.

     Subsequent to the delisting, the ability of ADR holders to buy and sell is limited to trading on the OTC Bulletin Board. Shares traded on the OTC market generally experience lower trading volume than those traded on the organized exchanges. The trading volume of the ADRs has decreased substantially since the NYSE delisting and the transfer of the ADRs to the OTC Bulletin Board.

     The following table shows, for the quarters indicated, the reported highest and lowest middle market quotations (which represent an average of bid and asked prices) for our Ordinary Shares on the LSE, based on its Daily Official List, and the high and low trade price information of the ADSs as obtained from the OTC Bulletin Board:

                                                                         LSE                    OTC Bulletin Board
                                                                      Pounds Per                    U.S. Dollars
                                                                    Ordinary Share                     Per ADS
                                                              -------------------------      -------------------------
                                                                 High            Low            High           Low
                                                              ----------     ----------      ----------     ----------

2003:
First quarter.................................................      0.08           0.04            1.15           0.50
Second quarter................................................      0.16           0.08            2.50           1.00
Third quarter.................................................      0.17           0.11            2.60           1.45
Fourth quarter................................................      0.16           0.13            2.40           1.80



                                                                         LSE                    OTC Bulletin Board
                                                                      Pounds Per                    U.S. Dollars
                                                                    Ordinary Share                     Per ADS
                                                              -------------------------      -------------------------
                                                                 High           Low             High           Low
                                                              ----------     ----------      ----------     ----------
2004:
First quarter.................................................      0.15           0.14            2.60           2.00
Second quarter................................................      0.15           0.14            2.55           2.25
Third quarter.................................................      0.14           0.11            2.60           2.05
Fourth quarter................................................      0.13           0.10            2.10           1.70

Holders

     As of February 28, 2005, we had approximately 1,514 Ordinary shareholders of record and 64 ADS holders of record. Because many Ordinary Shares and ADSs are held by brokers and various institutions on behalf of other holders, we are unable to estimate the total number of beneficial holders represented by these holders of record.

Dividends

     Until 2002, we paid dividends on our Ordinary Shares in every year since we became listed on the LSE in 1985. Dividends on our Ordinary Shares were paid twice a year. In view of our requirement to conserve cash in order to meet the operating needs and growth opportunities of the business, we did not pay an interim or final dividend for 2003 or an interim dividend for 2004. Our Board of Directors will not be recommending a final dividend for the year 2004.

     Holders of ADSs are entitled to receive dividends paid, if any, on our Ordinary Shares through the ADR Depositary.

     Under current practice, holders of ADSs who are residents of the United States for tax purposes receive the net dividend (the gross dividend less the associated Jersey income tax). See "Taxation - Taxation of Dividends" below.

     Currently, Jersey does not have exchange control restrictions on the payment of dividends on the Ordinary Shares or on the conduct of the Group's operations. See Note 9 to the Consolidated Financial Statements in Item 8 of this Form 10-K for details regarding regulatory restrictions on dividends.

TAXATION

     The following summary of certain Jersey and U.S. tax consequences regarding share ownership is based on law and published practice as of February 28, 2005, and is subject to any changes in Jersey and U.S. law or published practice or in the establishment of any double taxation convention between Jersey and the U.S. occurring after that date. The summary is not a complete analysis or listing of all the possible tax consequences and does not address the tax implications for special classes of holders, such as banks, insurance companies and dealers in securities. The summary also does not address U.S. state income tax consequences. Owners of Ordinary Shares and ADSs should consult their own tax advisors as to the tax consequences of such ownership.

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

EQUITY COMPENSATION PLANS

     Information regarding our equity compensation plans is presented in Item 12 of this Form 10-K.

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

                                                                               Years Ended/As of December 31,
                                                              ---------------------------------------------------------------
                                                                  2004        2003         2002          2001         2000
                                                              -----------  -----------  -----------  -----------  -----------
                                                                       (In thousands, except per share and ADS data)
Operating Results
Revenues from continuing operations, including net realized
   and change in net unrealized investment gains and losses   $    (5,759) $     9,198  $   (33,337) $  (194,376) $    87,700
Income (loss) from continuing operations before income
   taxes................................................          (11,851)       1,047      (54,478)    (221,033)      66,784
Income tax expense (benefit) on continuing operations...              290          (42)       1,291        2,107        1,156
Income (loss) from discontinued operations..............                -        9,965     (154,678)    (180,194)     (51,774)
Income tax expense (benefit) on discontinued operations.                -           38       (4,943)     (58,550)     (18,603)
Net income (loss).......................................          (12,141)      11,016     (205,504)    (344,784)      32,457
Basic earnings (loss) per share:
   Continuing operations................................            (0.24)        0.02        (1.10)       (4.38)        1.29
   Discontinued operations..............................                -         0.20        (2.95)       (2.38)       (0.65)
                                                              -----------  -----------  -----------  -----------  -----------
Total basic earnings (loss) per share...................            (0.24)        0.22        (4.05)       (6.76)        0.64
Diluted earnings (loss) per share:
   Continuing operations................................            (0.24)        0.02        (1.10)       (4.38)        1.08
   Discontinued operations..............................                -         0.20        (2.95)       (2.38)       (0.55)
                                                              -----------  -----------  -----------  -----------  -----------
Total diluted earnings (loss) per share.................            (0.24)        0.22        (4.05)       (6.76)        0.53
Basic earnings (loss) per ADS:
   Continuing operations................................            (2.39)        0.21       (10.99)      (43.77)       12.92
   Discontinued operations..............................                -         1.96       (29.50)      (23.85)       (6.53)
                                                              -----------  -----------  -----------  -----------  -----------
Total basic earnings (loss) per ADS.....................            (2.39)        2.17       (40.49)      (67.62)        6.39
Diluted earnings (loss) per ADS:
   Continuing operations................................            (2.39)        0.21       (10.99)      (43.77)       10.81
   Discontinued operations..............................                -         1.94       (29.50)      (23.85)       (5.46)
                                                              -----------  -----------  -----------  -----------  -----------
Total diluted earnings (loss) per ADS...................            (2.39)        2.15       (40.49)      (67.62)        5.35

Financial Position
Cash and total investments (continuing operations)......           43,279       61,944       69,378      262,058      455,721
Total assets............................................           44,707       63,513       80,217    2,539,126    2,562,988
Bank debt...............................................                -            -        9,314       36,874       35,556
Guarantees under bank facility..........................                -            -       10,590            -            -
Shareholders' equity....................................           22,893       34,897       21,486      221,653      567,742
Book value per share (1)................................             0.45         0.69         0.42         4.37        11.00
Book value per ADS (1)..................................             4.51         6.88         4.23        43.68       109.98

Ordinary Share and ADS Data
Ordinary Shares outstanding as of December 31...........           64,439       64,439       64,439       64,439       64,433
Weighted-average shares used in:
   Basic earnings per share calculation.................           50,754       50,754       50,753       50,984       50,795
   Diluted earnings per share calculation...............           50,754       51,188       50,753       50,984       60,728
Total dividends per share relating to the year (gross)..      $         -  $         -  $         -  $      0.16  $      0.29
Total dividends per ADS relating to the year............      $         -  $         -  $         -  $      1.28  $      2.32
Market price per share on December 31...................      (pound)0.11  (pound)0.14 (pound)0.055  (pound)2.60  (pound)5.53
Market price per ADS on December 31.....................      $      1.70  $      2.51  $      0.50  $     39.60  $     75.60
Market capitalization as of December 31.................      $    13,115  $    16,148  $     5,706  $   244,611  $   530,431

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

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

     Income before income taxes for our reportable operating segments, based on management's internal reporting structure, is as follows:

                                                                                    Years Ended December 31,
                                                                           -------------------------------------
                                                                              2004         2003         2002
                                                                           -----------  -----------  -----------
                                                                                      (In thousands)
Income (loss) from continuing operations before income taxes by operating segment:
Life insurance and annuities (1).........................................  $    (8,091) $     1,577  $   (19,637)
Venture capital and consulting (2).......................................       (1,365)       3,571      (28,149)
                                                                           -----------  -----------  -----------
                                                                                (9,456)       5,148      (47,786)
Reconciliation of segment amounts to consolidated amounts:
Interest and other fee income............................................          125           53          531
Corporate expenses.......................................................       (2,415)      (3,478)      (5,869)
Goodwill amortization and write-offs.....................................            -            -         (389)
Interest expense.........................................................         (105)        (676)        (965)
                                                                           -----------  -----------  -----------
Consolidated income (loss) from continuing operations before
  income taxes...........................................................  $   (11,851) $     1,047  $   (54,478)
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------

(1) Netted  against the revenues  (investment  income) of the life  insurance and  annuities  segment are  management fees paid to BCM (discontinued operations) of $5,000 and $39,000 in 2003 and 2002, respectively.

(2) Included in the revenues of the venture capital and consulting segment are management fees from LPLA  (discontinued
    operations) of $2,908,000 in 2002.


     Business segment data contained in Note 18 to the Consolidated Financial Statements in Item 8 of this Form 10-K should be read in conjunction with this discussion. A detailed discussion of the results for each reportable segment follows.

Life Insurance and Annuities

     Certain information regarding our life insurance and annuities segment's results of operations (continuing operations only) is as follows:

                                                                                    Years Ended December 31,
                                                                           -------------------------------------
                                                                              2004         2003         2002
                                                                           -----------  -----------  -----------
                                                                                      (In thousands)
Revenues and net investment gains (losses):
Investment income........................................................  $     1,295  $     1,834  $     6,059
Insurance policy charges.................................................            4            6        1,155
Net realized investment gains (losses)...................................        1,273      (38,329)    (114,325)
Change in net unrealized investment gains and losses on
   trading securities....................................................       (8,331)      40,947       97,762
                                                                           -----------  -----------  -----------
Total revenues and net investment gains (losses).........................       (5,759)       4,458       (9,349)

Expenses:
Amounts credited on insurance policyholder accounts......................        1,358        1,922        6,031
Amortization of deferred policy acquisition costs........................            -            -        2,952
General and administrative expenses......................................          974          959        1,305
                                                                           -----------  -----------  -----------
Total expenses...........................................................        2,332        2,881       10,288
                                                                           -----------  -----------  -----------
Income (loss) from continuing operations before income taxes.............  $    (8,091) $     1,577  $   (19,637)
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------

     As previously disclosed in our 2002 and 2003 Annual Reports on Form 10-K, during 2002, our primary insurance company, LPLA, was placed under regulatory control and rehabilitation based on LPLA's statutory capital and surplus as of June 30, 2002. On July 2, 2002, we announced that further declines in the value of LPLA's investment portfolio, due to persistent negative events in the equity and bond markets, continued to erode significantly the statutory capital of LPLA and that we were unsuccessful in concluding a transaction to enhance the capital of LPLA. As a consequence, LPLA discontinued the issuance of new policies as of July 2, 2002. Although the statutory capital of our Jersey insurance subsidiary, LPAL, was not affected by the adverse equity and bond markets to the same extent as the statutory capital of LPLA, we also announced on July 2, 2002 that LPAL would discontinue writing new policies effective immediately. The decision to discontinue the issuance of new policies through LPAL was made to avoid the increased capital requirements created by additional policyholder liabilities. Subsequent to this announcement and other announcements relating to the Company and LPLA, LPAL policy surrenders increased substantially. Approximately 85% of LPAL's $140.2 million in policyholder liabilities as of June 30, 2002 have been surrendered or have matured as of December 31, 2004. Policyholder liabilities as of December 31, 2004 were $21.2 million.

     Due to the events referred to above, LPAL focuses on managing the remaining block of policyholder liabilities. There are no plans currently to write new policies.

2004 compared to 2003

     In 2004, LPAL contributed a loss before income taxes of $8.1 million to our overall loss from continuing operations before income taxes, compared to income before income taxes of $1.6 million in 2003. Net realized investment gains in 2004 were $1.3 million compared to net realized investment losses of $38.3 million in 2003. The loss from the change in net unrealized investment gains and losses was $8.3 million in 2004, compared to a gain of $40.9 million in 2003. In 2004, the spread between investment income and amounts credited to policyholders increased by $25,000 and general and administrative expenses remained flat at $1.0 million, each as compared to 2003.

     LPAL did not generate any premiums during 2004 or 2003. LPAL discontinued selling new policies on July 2, 2002 as a result of the events described above.

     Interest and dividend income on investments was $1.3 million in 2004, compared with $1.8 million in 2003. This $0.5 million decrease was primarily due to the decline in the level of LPAL's corporate bond investments, which was consistent with the decline in policyholder liabilities since December 31, 2003.

     During 2004, LPAL used $9.8 million of bond proceeds and cash to meet its policy maturities and redemptions. Following this reduction, and further expected bond realizations and maturities required to meet 2005 policy maturities, interest income is expected to decline to approximately $1.2 million for 2005.

     Policyholder liabilities as of December 31, 2004 were $21.2 million of which $6.3 million is scheduled to mature during 2005. LPAL expects to meet these maturities by a combination of cash of approximately $9.7 million held at the beginning of January 2005, the proceeds from maturing bonds which are estimated to be $11.1 million during 2005, and estimated interest income to be received during 2005 of $1.2 million. In the absence of significant redemptions, policyholder liabilities are projected to be approximately $15.2 million at the end of 2005. Investment income should equal approximately 112% of the projected $1.0 million to be credited to policies, and operating expenses are expected to be approximately $0.8 million during 2005. In January 2005, LPAL sold its remaining listed equity securities for $0.4 million.

     Net investment losses totaled $7.1 million in 2004, compared to net investment gains of $2.6 million in 2003. Net investment losses in 2004 were comprised of net realized investment gains of $1.3 million and $8.3 million in losses from the change in net realized gains and losses on the listed equity securities held in the trading portfolio. The trading portfolio decreased from $13.5 million as of December 31, 2003 to $0.5 million as of December 31, 2004. LPAL sold its remaining Packeteer, Inc. holding during 2004, which resulted in net realized gains of $4.9 million based on an aggregate original cost of $4.4 million. These realized gains were partially offset by other-than-temporary impairment charges on one private equity security holding totaling $3.4 million and one of LPAL's trading positions was acquired by a larger listed company, in exchange for $0.3 million of stock in the acquiring company, which resulted in a realized loss of $0.3 million based on an original cost of $0.6 million.

     Total invested assets decreased to $33.1 million as of December 31, 2004, compared to $47.9 million as of December 31, 2003, primarily due to policyholder benefits paid of $9.8 million and net investment losses of $7.1 million during 2004. On total average invested assets in 2004, the average net return, including both realized and unrealized investment gains and losses, was -15.3%, compared with 8.9% in 2003.

     Amounts credited on policyholder accounts decreased by $0.5 million in 2004 to $1.4 million, compared to $1.9 million in 2003. This decrease was primarily due to policy maturities since December 31, 2003. The average rate credited to policyholders was 5.6% in 2004, compared with 5.9% in 2003.

2003 compared to 2002

     In 2003, LPAL contributed income before income taxes of $1.6 million to our overall income from continuing operations before income taxes, compared to a loss before taxes of $19.6 million in 2002. Net realized investment losses in 2003 were $38.3 million compared to net realized investment losses of $114.3 million in 2002. The gain from the change in net unrealized investment gains and losses was $40.9 million in 2003, compared to $97.8 million in 2002. In 2003, the spread between investment income and amounts credited to policyholders decreased by $0.1 million; amortization of deferred policy acquisition costs ("DPAC") decreased by $3.0 million with the write-off of the DPAC asset in 2002; and general and administrative expenses decreased by $0.3 million, each as compared to 2002. Policy surrender charge income in 2003 decreased by $1.1 million compared to 2002.

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

     Total invested assets (defined as total assets excluding DPAC and other assets) decreased to $47.9 million as of December 31, 2003, compared to $51.6 million as of December 31, 2002, primarily due to the decrease in investments used to pay out maturing policies and the $4.7 million reduction in the value of two private equity investments that became other-than-temporarily impaired, partially offset by increases in the value of the trading portfolio. On total average invested assets in 2003, the average net return, including both realized and unrealized investment gains and losses, was 8.9%, compared with -9.1% in 2002.

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

Venture Capital and Consulting

     Certain information regarding our venture capital and consulting segment's results of operations is as follows:

                                                                                    Years Ended December 31,
                                                                           -------------------------------------
                                                                              2004         2003         2002
                                                                           -----------  -----------  -----------
                                                                                      (In thousands)

Revenues and net investment gains (losses):
Management fees..........................................................  $         -  $         -  $     2,908
Consulting fees..........................................................          490            -            -
Net realized investment gains (losses) (1)...............................        2,010       (2,107)     (44,130)
Change in net unrealized investment gains and losses on
   trading securities (1)................................................       (2,625)       6,794       16,703
                                                                           -----------  -----------  -----------
Total revenues and net investment gains (losses).........................         (125)       4,687      (24,519)

Operating expenses.......................................................        1,240        1,116        3,630
                                                                           -----------  -----------  -----------
Income (loss) from continuing operations before income taxes.............  $    (1,365) $     3,571  $   (28,149)
                                                                           -----------  -----------  -----------
                                                                           -----------  -----------  -----------

(1) Net realized  investment losses of $1,603,000 were recorded during 2002 by the venture capital and consulting  segment, related to intersegmental  investment sales to the life insurance and annuities segment.  These net realized  investment losses were offset by corresponding  reclassification  adjustments in unrealized  investment gains and losses on trading securities for the same amounts. These gains and losses have been eliminated in our consolidated financial statements.

2004 compared to 2003

     In 2004, the venture capital and consulting segment contributed a loss before income taxes of $1.4 million to our overall loss from continuing operations before income taxes, compared to income before taxes of $3.6 million in 2003. The 2003 results were attributable primarily to net realized and unrealized investment gains and losses on listed equity securities. During 2004, we began earning fee income again by advising a small number of North American technology companies. Consulting fees of $490,000 were earned; however, this income did not cover all of the operating expenses of the segment.

     The change in net unrealized gains and losses in the listed equity trading portfolio during 2004 was a loss of $2.6 million, which was partially offset by net realized gains of $2.0 million. The trading portfolio decreased from $3.4 million as of December 31, 2003 to $0.1 million as of December 31, 2004. We sold most of our trading positions during 2004, which resulted in net realized gains of $1.9 million based on an aggregate original cost of $0.8 million. All intersegmental investment gains and losses have been eliminated in our consolidated statements of operations.

     Operating expenses in 2004 were $1.2 million, compared to $1.1 million in 2003. The $0.1 million increase was attributable primarily to additional staff costs, reflecting the additional resources required to redevelop our venture capital and consulting business.

2003 compared to 2002

     In 2003, the venture capital and consulting segment contributed income before income taxes of $3.6 million to our overall income from continuing operations before income taxes, compared to a loss before taxes of $28.1 million in 2002. The income and loss in those years, respectively, were attributable primarily to net realized and unrealized investment gains and losses on listed equity securities. These positions in listed equity securities resulted from privately held technology companies, in which the venture capital and consulting segment had an equity interest, completing initial public offerings or being acquired by publicly traded companies in stock-for-stock acquisitions.

     The change in net unrealized gains and losses in the listed equity trading portfolio during 2003 was a gain of $6.8 million, which was partially offset by net realized losses of $2.1 million. The trading portfolio decreased from $7.6 million as of December 31, 2002 to $3.4 million as of December 31, 2003. We sold certain trading positions during 2003 which resulted in net realized losses of $1.9 million based on an aggregate original cost of $11.0 million. These realized losses were increased by other-than-temporary impairment write-downs of $0.2 million on two private investments. All intersegmental investment gains and losses, other than those arising from sales to LPLA (discontinued operations), have been eliminated in our consolidated statements of operations.

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

Corporate and Other

2004 compared to 2003

     Corporate expenses decreased by $1.1 million to $2.4 million in 2004, as compared to $3.5 million for 2003. This decrease was primarily due to lower facilities costs, professional services fees and insurance costs.

     Since we fully repaid and terminated our bank facility during June 2003, we did not incur any borrowing costs in 2004, compared to $0.7 million in 2003. However, we did pay $0.1 million in interest during 2004 related to an additional tax liability as discussed in Note 10 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

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

Consolidated Income (Loss) from Continuing Operations Before Income Taxes

2004 compared to 2003

     Our consolidated loss from continuing operations before income taxes was $11.9 million in 2004, compared to income from continuing operations before income taxes of $1.0 million in 2003. This change was primarily due to net realized and unrealized investment losses of $7.7 million in 2004, compared to net realized and unrealized investment gains of $7.3 million in 2003.

     Subsequent to the completion of the sales of BCM and LPA during 2003, we now focus on our venture capital and consulting business. We continue to pursue opportunities to grow the business in the future, however, there is no guarantee that we will be successful in redeveloping our venture capital and consulting operations.

     Due to the sales of almost all of our listed equity securities during 2004,
our  results  will  no  longer  be  significantly   impacted  by  equity  market
volatility.

2003 compared to 2002

     Consolidated income from continuing operations before income taxes was $1.0 million in 2003, compared to a loss from continuing operations before income taxes of $54.5 million in 2002. This dramatic change primarily was due to net realized and unrealized investment gains of $7.3 million in 2003, compared to net realized and unrealized investment losses of $44.0 million in 2002.

Income Taxes

     We are subject to taxation on our income in all countries in which we operate based upon the taxable income arising in each country. However, realized gains on certain investments are exempt from Jersey and Guernsey taxation. We are subject to income tax in Jersey at a rate of 20%. In the United States, we are subject to both federal and California taxes at rates up to 34% and 8.84%, respectively.

2004 compared to 2003 (continuing operations)

     The $0.3 million tax expense for 2004 is largely our California tax liability related to tax years 1998 and 1999 as described in Note 10 to the Consolidated Financial Statements in Item 8 of this Form 10-K. Other than these taxes and $7,000 of other tax expense, primarily minimum California taxes, no other tax expense or benefits are applicable to our Group for this period. Losses were contributed by our Jersey and Guernsey operations, primarily consisting of net realized and unrealized investment losses for which no tax benefits will be realized. Losses were also contributed by our U.S subsidiaries during 2004; however, we did not recognize any U.S. tax benefits due to the 100% valuation allowances that we have provided for all deferred tax assets.

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

2003 (disposal of discontinued operations)

     We recorded $36,000 of income tax expense on book gains totaling $11.7 million from the sales of BCM and LPA. Income taxes based on statutory tax rates applied to the taxable gains on these sales were approximately $4.9 million. However, due to net operating losses in the U.S. tax groups in the current and prior years, and capital loss carryovers from prior years, we were able to offset all of the taxes related to the gains on the sale of BCM and LPA, except for a small amount of federal alternative minimum tax. A portion of the capital loss carryovers from prior years which we utilized to offset the current year taxable gains resulted from the loss of control of LPLA in 2002.

Discontinued Operations

     There were no results to report for discontinued operations for 2004, as we completed the sales of BCM and LPA in the second quarter of 2003.

     Our consolidated statement of operations for 2003 includes the results of discontinued operations for the first four months of 2003, in the case of BCM, and for the first five months of 2003, in the case of LPA. In the first six months of 2002, prior to the loss of management control over LPLA, we recorded an after-tax loss from operations of LPLA of $104.8 million. We recorded impairment losses totaling $27.9 million related to LPLA in the third quarter of 2002, and recognized $10.6 million in our statement of operations for LPLA's net unrealized losses on available-for-sale securities, net of deferred policy acquisition cost amortization adjustments and deferred income taxes. For further information see
Note 3 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

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

Contingent Liabilities

     As discussed in Note 12 to the Consolidated Financial Statements in Item 8 of this Form 10-K, we are involved in various matters that may or may not result in a loss to the Group. We account for contingent liabilities in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." As such, in situations where we believe that a loss is probable and where we can reasonably estimate the amount of the loss, we will recognize that estimated loss in our financial statements. Because of the uncertainties that exist, we cannot predict the outcome of the pending matters with certainty. Actual results may differ from our estimates, and the ultimate outcome of these matters could have a significant impact on our results of operations and financial position.

Consolidation, Deconsolidation and Reporting of Discontinued Operations

     Our consolidated financial statements include the accounts of the Company, its subsidiaries (with the exception of LPLA which was deconsolidated during 2002, and BCM and LPA which were deconsolidated during the first half of 2003, as discussed below), the Employee Share Option Trust and the Agent Loyalty Opportunity Trust (collectively, the "Group"). Significant subsidiaries included in the continuing operations of the Group and discussed in this Form 10-K include London Pacific Assurance Limited and Berkeley International Capital Corporation. All intercompany transactions and balances are eliminated in consolidation except for intercompany transactions between continuing and discontinued operations principally related to investment management fees from LPLA (the discontinued operations) to the continuing operations in 2002. Our consolidated balance sheet is presented in an unclassified format as the majority of the Group's assets relate to its continuing life insurance and annuities business.

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

     During the third quarter of 2002, our U.S. life insurance company, LPLA, was placed under regulatory control and rehabilitation by the North Carolina insurance regulators. As we no longer exercise control over LPLA, we deconsolidated LPLA and recorded a charge to earnings in the third quarter of 2002 of approximately $38.5 million for losses resulting from the disposition of LPLA. We will not regain control or receive any benefit from LPLA in the future. As such, in accordance with SFAS 144, the results of operations of LPLA (pre-habilitation) and the impairment losses discussed above have been reported in discontinued operations for 2002.

     Due to the sale of both BCM and LPA during the second quarter of 2003, we report the results of operations in the statement of operations under discontinued operations for the prior periods. We do not expect to receive any material amounts of income, including earnouts related to the sale of LPA, from our asset management or financial advisory services segments in the foreseeable future.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     See Note 2 to the Consolidated Financial Statements in Item 8 of this Form 10-K for a summary of recently issued accounting pronouncements.


LIQUIDITY AND CAPITAL RESOURCES

     Our cash and cash equivalents increased during 2004 by $5.1 million from $14.4 million as of December 31, 2003 to $19.5 million as of December 31, 2004. This increase in cash and cash equivalents resulted from $9.8 million and $5.1 million of cash provided by operating activities and investing activities, respectively, partially offset by $9.8 million of cash used in financing activities. Cash provided by operating activities primarily resulted from the sale of trading securities. Cash provided by investing activities primarily related to the maturity of corporate bonds held by LPAL. Cash used in financing activities related to insurance policyholder benefits paid by LPAL. As of December 31, 2004, our cash and cash equivalents, excluding the amount held by LPAL, amounted to $9.8 million, a decrease of $0.7 million from December 31, 2003. Excluding LPAL's investments, we also held $0.1 million of listed equity securities which could be sold within a short period of time as of December 31, 2004, compared to $3.4 million as of December 31, 2003 and $7.7 million as of December 31, 2002.

     Shareholders' equity decreased during 2004 by $12.0 million from $34.9 million at December 31, 2003 to $22.9 million as of December 31, 2004, primarily due to the net loss for the period of $12.1 million. As of December 31, 2004 and 2003, $63.6 million of our Ordinary Shares, at cost, held by the employee benefit trusts have been netted against shareholders' equity.

     As discussed above in "Results of Operations by Business Segment - Life Insurance and Annuities," LPAL discontinued issuing new policies in July 2002. During 2004, LPAL continued to service its existing policyholders. During this period, policy surrenders totaled $0.5 million and policy maturities totaled $9.3 million. Policyholder liabilities were $21.2 million as of December 31, 2004, compared to $28.1 million as of December 31, 2003. We do not expect significant surrender activity during 2005; however, approximately $6.3 million of policyholder liabilities are scheduled to mature during this period. LPAL has sufficient liquid resources to fund these maturities. As of December 31, 2004, LPAL had cash of $9.7 million, accrued interest receivable of $0.7 million and corporate bonds of $21.4 million.

     In prior periods, LPAL held listed equity securities at levels such that fluctuations in the market value of these listed equity securities could have had a significant impact on LPAL's statutory capital level. As of December 31, 2003, LPAL held $13.5 million of listed equity securities. Following the sale of LPAL's remaining Packeteer, Inc. common stock holding during 2004, and the sale of LPAL's remaining $0.5 million of listed equity holdings in January 2005, fluctuations in the market value of LPAL's listed equity securities will no longer have an impact on LPAL's required statutory capital level.

     As of December 31, 2004, we had no bank borrowings, guarantee obligations, material commitments outstanding for capital expenditures or additional funding for private equity portfolio companies.

     As of December 31, 2004, we had $9.8 million of cash and cash equivalents, excluding cash held by our life insurance and annuities segment. We believe that this cash balance is sufficient to fund our operations (venture capital and consulting and corporate activities) over at least the next 12 months.

     In order to reduce operating costs and to conserve cash, and in light of the decrease in the size and complexity of our continuing operations, we reduced our staff in the Jersey, Channel Islands office by four in January 2005. Due to employee severance costs, the impact of the staff cost reductions will not be fully realized on an annual basis until 2006. In addition, we have implemented or are in the process of implementing other cost reductions. We project the total cost savings from all of our actions will be approximately $1.0 million in 2006.


CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

     The following table aggregates our expected contractual obligations and commitments subsequent to December 31, 2004.

                                                                              2006 -        2008 -      Beyond
Contractual obligations (1)                                       2005        2007          2009         2009        Total
-------------------------------------                         -----------  -----------  -----------  -----------  -----------
                                                                                    (In thousands)

Deferred annuity policy maturities...........                 $     6,354  $    15,754  $       141  $         -  $    22,249
Capital lease commitments (2)................                           7            -            -            -            7
Operating lease commitments (3)..............                         212          257          257           64          790
                                                              -----------  -----------  -----------  -----------  -----------
Total contractual cash obligations...........                 $     6,573  $    16,011  $       398  $        64  $    23,046
                                                              -----------  -----------  -----------  -----------  -----------
                                                              -----------  -----------  -----------  -----------  -----------

(1) Does not include other commitments for the purchase of goods and services which in the aggregate are immaterial.
(2) Includes amounts classified as interest.
(3) Includes  commitments  related to our Jersey office lease which expires in September  2010.  We are currently  evaluating sublease options as well as  alternative  office space in Jersey for which no  commitment  has been entered into as of the date of filing of this Form 10-K.

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

     For LPAL's business, the amount of policyholder liabilities is unaffected by changes in interest rates. Given the existing policy and bond maturity profiles, and that bonds will generally be held to maturity and early policy redemptions are protected by a market value adjustment and surrender penalty, the bonds and policies carry minimal interest rate risk. Interest income earned on excess cash is expected to yield less than $0.3 million during the next 12 months. Movements in market interest rates will not have any material impact on our consolidated results.

Equity Price Risk

     We are exposed to equity price risk on our holdings of listed equity securities. Changes in the level or volatility of equity prices affect the value of our listed equity securities. These changes in turn directly affect our consolidated net income because our holdings of listed equity securities are marked to market, with changes in their market value recognized in the statement of operations for the period in which the changes occur. These listed equity securities represent investments that were originally made as private equity investments in high technology companies that subsequently completed an initial public offering. The performance of these listed equity securities can be highly volatile; however, we monitor them and seek to sell them over a period of time.

     Prior to September 30, 2004, we held levels of listed equity securities which exposed us to significant equity price risk and resulting volatility in our reported earnings. Subsequent to the sale of our remaining holding in Packeteer, Inc. common stock on September 30, 2004, the market value of our listed equity trading portfolio was only $0.6 million as of December 31, 2004. During January 2005, we sold all but $0.1 million of the listed equity securities held as of December 31, 2004. At this level, there is a greatly reduced equity price risk and fluctuations in the market value of our remaining listed equity securities should not have a material impact on our earnings in future periods.

     As of December 31, 2004, we held $0.8 million in private corporate equity securities of technology companies for which liquid markets do not exist. Private equity prices do not fluctuate directly with public equity markets, but significant market movements may trigger a review for other-than-temporary adjustment of the carrying values of our private equity securities. The risks inherent in these private equity investments relate primarily to the viability of the investee companies. We try to mitigate these risks in various ways, including performing extensive due diligence prior to making an investment, and regularly reviewing the progress of the investee companies.

     For additional information relating to our financial risk profile, see Note 13 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                            Page

Report of Independent Registered Public Accounting Firm.....................  26

Consolidated Balance Sheets as of December 31, 2004 and 2003................  27

Consolidated Statements of Operations for the Years Ended
    December 31, 2004, 2003 and 2002........................................  28

Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2004, 2003 and 2002........................................  30

Consolidated Statements of Changes in Shareholders' Equity for the
    Years Ended December 31, 2004, 2003 and 2002............................  32

Consolidated Statements of Comprehensive Income for the Years Ended
    December 31, 2004, 2003 and 2002........................................  33

Notes to Consolidated Financial Statements..................................  34

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Shareholders of
Berkeley Technology Limited
Jersey, Channel Islands


     We have audited the accompanying consolidated balance sheets of Berkeley Technology Limited (the "Company") as of December 31, 2004 and 2003 and the related consolidated statements of operations, changes in shareholders' equity, cash flows, and comprehensive income for each of the three years in the period ended December 31, 2004. We have also audited the schedules on pages 74 to 79 in
Item 15 (the "Schedules"). These financial statements and the Schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the Schedules based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Berkeley Technology Limited at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Schedules as of December 31, 2004 and 2003, and for each of the three years in the period ended December 31, 2004, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.



/s/  BDO Seidman, LLP
San Francisco, California
February 8, 2005

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                               December 31,
                                                                                        ------------------------
                                                                                           2004         2003
                                                                                        -----------  -----------
                                            ASSETS

Investments (principally of life insurance subsidiary):
   Fixed maturities:
     Available-for-sale, at fair value (amortized cost: $21,341 and $25,403
       as of December 31, 2004 and 2003, respectively)............................      $    21,377  $    25,393
   Equity securities:
     Trading, at fair value (cost: $586 and $4,544 as of December 31,
       2004 and 2003, respectively)...............................................              552       16,882
     Available-for-sale, at estimated fair value (cost: $850 and $4,262 as of
       December 31, 2004 and 2003, respectively)..................................              850        4,262
                                                                                        -----------  -----------
Total investments.................................................................           22,779(1)    46,537

Cash and cash equivalents.........................................................           19,495(1)    14,408
Cash held in escrow...............................................................            1,005          999
Accrued investment income.........................................................              737          926
Property and equipment, net.......................................................               70          117
Other assets......................................................................              621          526
                                                                                        -----------  -----------
Total assets......................................................................      $    44,707  $    63,513
                                                                                        -----------  -----------
                                                                                        -----------  -----------
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Life insurance policy liabilities.................................................      $    21,229  $    28,054
Accounts payable and accruals.....................................................              585          562
                                                                                        -----------  -----------
Total liabilities.................................................................           21,814       28,616
                                                                                        -----------  -----------
Commitments and contingencies (See Note 12)

Shareholders' equity:
Ordinary shares, $0.05 par value per share: 86,400,000 shares authorized;
   64,439,073 shares issued and outstanding as of December 31, 2004
   and 2003.......................................................................            3,222        3,222
Additional paid-in capital........................................................           68,615       68,615
Retained earnings.................................................................           14,929       27,070
Employee benefit trusts, at cost (13,684,881 shares as of December 31,
   2004 and 2003).................................................................          (63,571)     (63,571)
Accumulated other comprehensive loss..............................................             (302)        (439)
                                                                                        -----------  -----------
Total shareholders' equity........................................................           22,893       34,897
                                                                                        -----------  -----------
Total liabilities and shareholders' equity........................................      $    44,707  $    63,513
                                                                                        -----------  -----------
                                                                                        -----------  -----------

(1) Includes  $22,687 of  investments  and $9,658 of cash and cash  equivalents  in the  Company's  insurance subsidiary  (London Pacific Assurance  Limited ("LPAL")) which are not currently  available to fund the operations or commitments of the Company or its other subsidiaries.



     See accompanying Notes which are an integral part of these Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPEARTIONS
                (In thousands, except per share and ADS amounts)

                                                                                              Years Ended December 31,
                                                                                        -------------------------------------
                                                                                           2004         2003        2002(1)
                                                                                        -----------  -----------  -----------
Continuing operations:

Revenues:
Investment income............................................................           $     1,397  $     1,887  $     6,590
Insurance policy charges.....................................................                     4            6        1,155
Consulting and other fee income..............................................                   513            -        2,908 (2)
Net realized investment gains (losses).......................................                 4,700      (15,312)     (21,507)
Change in net unrealized investment gains and losses on trading
   securities................................................................               (12,373)      22,617      (22,483)
                                                                                        -----------  -----------  -----------
                                                                                             (5,759)       9,198      (33,337)
Expenses:
Amounts credited on insurance policyholder accounts..........................                 1,358        1,922        6,031
Amortization of deferred policy acquisition costs............................                     -            -        2,952
Operating expenses...........................................................                 4,629        5,553       10,804
Goodwill amortization and write-offs.........................................                     -            -          389
Interest expense.............................................................                   105          676          965
                                                                                        -----------  -----------  -----------
                                                                                              6,092        8,151       21,141
                                                                                        -----------  -----------  -----------
Income (loss) from continuing operations before income taxes.................               (11,851)       1,047      (54,478)

Income tax expense (benefit).................................................                   290          (42)       1,291
                                                                                        -----------  -----------  -----------
Income (loss) from continuing operations.....................................               (12,141)       1,089      (55,769)

Discontinued operations:
Loss from discontinued operations, net of income
   tax expense (benefit) of $0, $2 and $(4,943), respectively................                     -       (1,758)    (111,203)
Income (loss) on disposal of discontinued operations, net of income
   tax expense of $0, $36 and $0, respectively...............................                     -       11,685      (38,532)
                                                                                        -----------  -----------  -----------
Income (loss) on discontinued operations.....................................                     -        9,927     (149,735)
                                                                                        -----------  -----------  -----------
Net income (loss)............................................................           $   (12,141) $    11,016  $  (205,504)
                                                                                        -----------  -----------  -----------
                                                                                        -----------  -----------  -----------

(1) Reclassifications have been made related to discontinued operations - see Note 3.

(2) Amount represents revenues earned from an entity included in discontinued operations.



     See accompanying Notes which are an integral part of these Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                CONSOLIDATED STATEMENTS OF OPERATIONS (Continued)
                (In thousands, except per share and ADS amounts)

                                                                                               Years Ended December 31,
                                                                                        -------------------------------------
                                                                                           2004         2003        2002(1)
                                                                                        -----------  -----------  -----------

Basic earnings (loss) per share and ADS:

Basic earnings (loss) per share:
Continuing operations........................................................           $     (0.24) $      0.02  $     (1.10)
Discontinued operations......................................................                     -         0.20        (2.95)
                                                                                        -----------  -----------  -----------
                                                                                        $     (0.24) $      0.22  $     (4.05)
                                                                                        -----------  -----------  -----------
                                                                                        -----------  -----------  -----------
Basic earnings (loss) per ADS:
Continuing operations........................................................           $     (2.39) $      0.21  $    (10.99)
Discontinued operations......................................................                     -         1.96       (29.50)
                                                                                        -----------  -----------  -----------
                                                                                        $     (2.39) $      2.17  $    (40.49)
                                                                                        -----------  -----------  -----------
                                                                                        -----------  -----------  -----------

Diluted earnings (loss) per share and ADS:

Diluted earnings (loss) per share:
Continuing operations........................................................           $     (0.24) $      0.02  $     (1.10)
Discontinued operations......................................................                     -         0.20        (2.95)
                                                                                        -----------  -----------  -----------
                                                                                        $     (0.24) $      0.22  $     (4.05)
                                                                                        -----------  -----------  -----------
                                                                                        -----------  -----------  -----------
Diluted earnings (loss) per ADS:
Continuing operations........................................................           $     (2.39) $      0.21  $    (10.99)
Discontinued operations......................................................                     -         1.94       (29.50)
                                                                                        -----------  -----------  -----------
                                                                                        $     (2.39) $      2.15  $    (40.49)
                                                                                        ------------ ------------------------
                                                                                        ------------ ------------------------

(1) Reclassifications have been made related to discontinued operations - see Note 3.




     See accompanying Notes which are an integral part of these Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                               Years Ended December 31,
                                                                                        -------------------------------------
                                                                                            2004        2003        2002 (1)
                                                                                        -----------  -----------  -----------
Cash flows from continuing operating activities:
Net income (loss)............................................................           $   (12,141) $     1,089  $   (55,769)

Adjustments to reconcile net income (loss) to net
   cash provided by operating activities:
Depreciation and amortization................................................                    53           79          460
Amortization of deferred policy acquisition costs............................                     -            -        2,952
Deferred income tax expense..................................................                     -            -        2,898
Amounts credited on insurance policyholder accounts..........................                 1,358        1,922        6,031
Net realized investment losses (gains).......................................                (4,700)      15,312       21,507
Change in net unrealized investment gains and losses
   on trading securities.....................................................                12,373      (22,617)      22,483
Net amortization of investment premiums and discounts........................                   572          313          289

Net changes in operating assets and liabilities:
   Trading equity securities.................................................                12,009       11,879       32,623
   Accrued investment income ................................................                   189          (26)       2,314
   Deferred policy acquisition costs.........................................                     -            -         (250)
   Other assets..............................................................                  (112)         733          391
   Life insurance policy liabilities.........................................                    (4)          (6)           4
   Accounts payable, accruals and other liabilities..........................                   174         (804)      (3,196)
   Income taxes payable......................................................                    17          (26)      (3,034)

Other operating cash flows...................................................                    (6)         223         (471)
                                                                                        -----------  -----------  -----------
Net cash provided by continuing operations...................................                 9,782        8,071       29,232
                                                                                        -----------  -----------  -----------
Write-off of doubtful receivables from discontinued operations...............                     -            -      (15,614)
Capital paid in to discontinued operations...................................                     -         (523)      (3,050)
Amounts due to discontinued operations.......................................                     -            -       (2,793)
                                                                                        -----------  -----------  -----------
Net cash used in discontinued operations.....................................                     -         (523)     (21,457)
                                                                                        -----------  -----------  -----------
Net cash provided by operating activities....................................                 9,782        7,548        7,775
                                                                                        -----------  -----------  -----------
Cash flows from investing activities:
Payment of guarantee obligations.............................................                     -      (10,836)           -
Purchases of held-to-maturity fixed maturity securities......................                     -            -       (2,828)
Purchases of available-for-sale fixed maturity securities....................                     -      (17,096)      (7,447)
Purchases of available-for-sale equity securities............................                   (15)           -            -
Proceeds from sale and maturity of available-for-sale fixed
   maturity securities.......................................................                 5,060       24,595       96,884
Proceeds from sale of available-for-sale equity securities...................                    75            9            -
Proceeds from disposal of discontinued operations............................                     -       16,148            -
Capital expenditures.........................................................                    (5)          (4)         (16)
                                                                                        -----------  -----------  -----------
Net cash provided by investing activities ...................................                 5,115       12,816       86,593
                                                                                        -----------  -----------  -----------

(1)   Reclassifications have been made related to discontinued operations - see Note 3.

     See accompanying Notes which are an integral part of these Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                                 (In thousands)

                                                                                               Years Ended December 31,
                                                                                        -------------------------------------
                                                                                            2004        2003        2002 (1)
                                                                                        -----------  -----------  -----------

Cash flows from financing activities:
Insurance policyholder contract deposits.....................................                     -            -        6,827
Insurance policyholder benefits paid.........................................                (9,824)     (12,330)    (117,063)
Proceeds from disposal of shares by the employee benefit trusts..............                     -            -           43
Dividends paid...............................................................                     -            -       (2,032)
Proceeds from issuance of notes payable......................................                     -            -        2,440
Repayments of notes payable..................................................                     -       (9,314)     (30,000)
                                                                                        -----------  -----------  -----------
Net cash used in financing activities........................................                (9,824)     (21,644)    (139,785)
                                                                                        -----------  -----------  -----------

Net increase (decrease) in cash and cash equivalents.........................                 5,073       (1,280)     (45,417)
Cash and cash equivalents at beginning of year (2)...........................                14,408       15,308       60,571
Foreign currency translation adjustment......................................                    14          380          154
                                                                                        -----------  -----------  -----------
Cash and cash equivalents at end of year (2), (3)............................           $    19,495  $    14,408  $    15,308
                                                                                        -----------  -----------  -----------
                                                                                        -----------  -----------  -----------
Supplemental disclosure of cash flow information: (2)

Cash paid (received) during the year for:
Interest.....................................................................           $       105  $       501  $       956
Income taxes (net of amounts recovered)......................................           $       274  $       (51) $     1,408

Supplemental disclosure of non-cash investing activities:
Exchange of available-for-sale equity securities for trading equity
   securities................................................................           $        98  $         3  $        22

(1)   Reclassifications have been made related to discontinued operations - see Note 3.

(2)   Amounts reflect continuing operations only.  Does not include $1,005 of cash held in escrow as of December 31, 2004.

(3)   The amount for December 31, 2004 includes $9,658 in the Company's  insurance  subsidiary (LPAL) which is not currently available to fund the operations or commitments of the Company or its other subsidiaries.




     See accompanying Notes which are an integral part of these Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                (In thousands, except per share and ADS amounts)

                                                                                          Accumulated
                                                                                             Other
                                  Ordinary Shares     Additional                Employee    Compre-       Total
                                --------------------    Paid-in    Retained      Benefit    hensive   Shareholders'
                                   Number    Amount     Capital    Earnings      Trusts      Loss        Equity
                                ---------  ---------   ---------   ---------   ---------   ---------   ---------

Balance as of January 1, 2002      64,439  $   3,222   $  68,346   $ 223,590   $ (63,599)  $  (9,906)  $ 221,653

Net loss........................        -          -           -    (205,504)          -           -    (205,504)
Change in net unrealized
   gains and losses on
   available-for-sale securities        -          -           -           -           -       7,853       7,853
Foreign currency translation
   adjustment...................        -          -           -           -           -        (560)       (560)
Exercise of employee share
   options, including income
   tax effect...................        -          -           3           -          28           -          31
Warrants issued to bank.........        -          -          30           -           -           -          30
Net realized gains on
   disposal of shares held by
   the employee benefit trusts..        -          -          15           -           -           -          15
Cash dividends ($0.04 net
   per share and $0.40 per
   ADS).........................        -          -           -      (2,032)          -           -      (2,032)
                                ---------  ---------   ---------   ---------   ---------   ---------   ---------
Balance as of
   December 31, 2002............   64,439  $   3,222   $  68,394   $  16,054   $ (63,571)  $  (2,613)  $  21,486
                                ---------  ---------   ---------   ---------   ---------   ---------   ---------
                                ---------  ---------   ---------   ---------   ---------   ---------   ---------

Net income......................        -  $       -   $       -   $  11,016   $       -   $       -   $  11,016
Change in net unrealized
   gains and losses on
   available-for-sale securities        -          -           -           -           -       1,886       1,886
Foreign currency translation
   adjustment...................        -          -           -           -           -         288         288
Warrants issued to bank.........        -          -         221           -           -           -         221
                                ---------  ---------   ---------   ---------   ---------   ---------   ---------
Balance as of
   December 31, 2003............   64,439  $   3,222   $  68,615   $  27,070   $ (63,571)  $    (439)  $  34,897
                                ---------  ---------   ---------   ---------   ---------   ---------   ---------
                                ---------  ---------   ---------   ---------   ---------   ---------   ---------

Net loss........................        -  $       -   $       -   $ (12,141)  $       -   $       -   $ (12,141)
Change in net unrealized
   gains and losses on
   available-for-sale securities        -          -           -           -           -          46          46
Foreign currency translation
   adjustment...................        -          -           -           -           -          91          91
                                ---------  ---------   ---------   ---------   ---------   ---------   ---------
Balance as of
   December 31, 2004............   64,439  $   3,222   $  68,615   $  14,929   $ (63,571)  $    (302)  $  22,893
                                ---------  ---------   ---------   ---------   ---------   ---------   ---------
                                ---------  ---------   ---------   ---------   ---------   ---------   ---------



     See accompanying Notes which are an integral part of these Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                                                               Years Ended December 31,
                                                                                        -------------------------------------
                                                                                           2004         2003         2002
                                                                                        -----------  -----------  -----------

Net income (loss)............................................................           $   (12,141) $    11,016  $  (205,504)

Other comprehensive income, net of deferred income taxes:

Foreign currency translation adjustments, net of income taxes of $0..........                    91          288         (560)

Change in net unrealized gains and losses related to continuing operations:
   Unrealized holding gains and losses on available-for-sale securities......                    64           54       (1,116)
   Reclassification adjustment for gains and losses included in
     net income (loss).......................................................                   (18)       1,832          366
   Deferred policy acquisition cost amortization adjustments.................                     -            -         (551)

Change in net unrealized gains and losses related to discontinued operations:
   Change in net unrealized gains and losses on available-for-sale
     securities..............................................................                     -            -        5,744
   Deferred policy acquisition cost amortization adjustments.................                     -            -       (8,044)
   Deferred income taxes.....................................................                     -            -          805
   Reclassification adjustment for losses of discontinued
     operations included in net income (loss)................................                     -            -       10,649
                                                                                        -----------  -----------  -----------
Other comprehensive income...................................................                   137        2,174        7,293
                                                                                        -----------  -----------  -----------
Comprehensive income (loss)..................................................           $   (12,004) $    13,190  $  (198,211)
                                                                                        -----------  -----------  -----------
                                                                                        -----------  -----------  -----------




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

     On March 7, 2003, the Group entered into a definitive agreement to sell substantially all of the assets and operations of Berkeley Capital Management ("BCM"), its U.S. based asset management subsidiary, to a company majority-owned by funds under the management of Putnam Lovell NBF Private Equity. Consequently, the Company deconsolidated BCM as of March 31, 2003 and BCM's results of operations have been reported separately in the statement of operations under discontinued operations since the first quarter of 2003. On May 7, 2003, the Group completed the sale and the Group received all proceeds under the sale agreement as of the end of 2003.

     On May 9, 2003, the Group entered into a definitive agreement to sell all of the outstanding stock of London Pacific Advisory Services, Inc., London Pacific Securities, Inc. and LPA Insurance Agency, Inc. together with the associated assets of the advisory business held within London Pacific Technologies, Inc. and LP Advisors, Inc. (collectively, "LPA" or the "LPA business") to a wholly-owned subsidiary of SunGard Data Systems Inc. ("SunGard"). On June 5, 2003, the Group completed the sale. Consequently, LPA's results of operations have been reported separately in the statement of operations under discontinued operations since the second quarter of 2003. SunGard paid $1.0 million of the initial purchase consideration into an escrow account as a holdback to cover any of the Group's indemnity obligations arising within the 18 month period following the close of the transaction. Under the sale and purchase agreement, the Group is entitled to receive an earnout payment of up to $8.0 million in cash that will be equal in amount to one-half of the cumulative operating profits from the LPA business in the three year period immediately following the close of the transaction. This earnout amount, if any, would be payable within approximately 60 days following the third anniversary of the transaction closing. There is no guarantee that the Group will receive any portion of the $8.0 million earnout payment.

     On March 8, 2005, the Company was made aware of a complaint filed by SunGard with the U.S. District Court in Philadelphia naming the Company and certain of its subsidiaries as parties. The complaint alleges that SunGard sustained losses equal to at least $7.2 million and seeks indemnification from the Company resulting from, among other things, alleged breaches of representations and warranties contained in the sale and purchase agreement. After consultation with its legal advisors, the Group's management believes that this claim is without merit, and the Group will defend the matter vigorously. No provision for this contingent liability has been included in the Group's financial statements as of December 31, 2004.

     For  information on the operating  results for BCM and LPA during 2003, see
Note 3 "Discontinued Operations" below.

     Subsequent to the sale of the Group's asset management and financial advisory services businesses, the Group now focuses on rebuilding its venture capital and consulting business.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Note 2.    Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

     The accompanying consolidated financial statements have been prepared by the Company in conformity with United States generally accepted accounting principles ("U.S. GAAP"). These consolidated financial statements include the accounts of the Company, its subsidiaries (with the exception of BCM and LPA as discussed above in Note 1 "Material Events"), the Employee Share Option Trust ("ESOT") and the Agent Loyalty Opportunity Trust ("ALOT"). Significant subsidiaries included in the continuing operations of the Group and discussed in this document include London Pacific Assurance Limited and Berkeley International Capital Corporation. All intercompany transactions and balances have been eliminated in consolidation except for intercompany transactions between continuing and discontinued operations which are disclosed in Note 3 and
Note 18 below.

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

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

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

     Amortization of premiums and accretion of discounts on fixed maturity securities are reflected in earnings over the contractual terms of the investments in a manner that produces a constant effective yield. Realized gains and losses on securities are included in net income using the specific identification method. Any other-than-temporary declines in the fair value of available-for-sale or held-to-maturity securities, below the cost or amortized cost basis, are recognized as realized losses in the consolidated statements of operations. The cost basis of such securities is adjusted to reflect the write-down recorded.

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

     Assets held under capital leases are included in property, equipment and leasehold improvements and are depreciated over their estimated useful lives. The future obligations under these leases are included in accounts payable and accruals. Interest paid on capital leases is charged to the statement of operations over the periods of the leases.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Goodwill

     Goodwill is recorded at acquisition of subsidiaries. Goodwill at acquisition arises where the consideration given exceeds the fair value attributed to the separable net assets. All goodwill on acquisitions was capitalized until January 1, 2002, and amortized on a straight-line basis over its estimated useful economic life, generally 25 years. Beginning January 1, 2002, goodwill is no longer amortized, but is regularly evaluated for impairment and any impairment losses are recognized in the consolidated statement of operations. All unamortized goodwill in the continuing operations was written-off as of the end of 2002.

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

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     Had compensation expense for the Company's ESOT activity been determined based upon the fair value method in accordance with SFAS 123, the Company's consolidated net income (loss) and earnings (loss) per share and ADS would have been decreased or increased to the pro forma amounts as reflected below:

                                                                                               Years Ended December 31,
                                                                                        -------------------------------------
                                                                                            2004        2003         2002
                                                                                        -----------  -----------  -----------
                                                                                           (In thousands, except per share
                                                                                                  and ADS amounts)

Net income (loss) as reported................................................           $   (12,141) $    11,016  $  (205,504)
Add: Stock based employee compensation expense included in
   reported income (loss), net of related tax effects........................                     -            -            -

Deduct: Total stock based employee compensation expense determined
   under fair value based methods for all awards, net of related tax effects.                  (190)        (145)        (796)
                                                                                        -----------  -----------  -----------
Pro forma net income (loss)..................................................           $   (12,331) $    10,871  $  (206,300)
                                                                                        -----------  -----------  -----------
                                                                                        -----------  -----------  -----------
Basic earnings (loss) per share:
As reported..................................................................                 (0.24)        0.22        (4.05)
Pro forma....................................................................                 (0.24)        0.21        (4.06)
Basic earnings (loss) per ADS:
As reported..................................................................                 (2.39)        2.17       (40.49)
Pro forma....................................................................                 (2.43)        2.14       (40.65)
Diluted earnings (loss) per share:
As reported..................................................................                 (0.24)        0.22        (4.05)
Pro forma....................................................................                 (0.24)        0.21        (4.06)
Diluted earnings (loss) per ADS:
As reported..................................................................                 (2.39)        2.15       (40.49)
Pro forma....................................................................                 (2.43)        2.12       (40.65)
Weighted-average fair value of options granted
   at market price during year...............................................                     -            -         0.23
Weighted-average fair value of options granted
   at less than market price during year.....................................                     -            -            -


                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     The pro forma disclosures shown above were calculated for all options granted after December 31, 1994 using a Black-Scholes option pricing model with the following assumptions:

                                                                                          2004 (1)     2003 (1)      2002
                                                                                        -----------  -----------  -----------
Expected dividend yield (2)..................................................                     -            -            -
Expected stock price volatility..............................................                     -            -         125%
Risk-free interest rate......................................................                     -            -        3.95%
Weighted-average expected life (in years)....................................                     -            -            5

(1) No grants were made in 2003 and 2004.
(2) Future dividends were not assumed, as dividends have not been paid since 2001.

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

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Foreign Currencies

     The Group uses the (pound) sterling as the functional currency for LPAL and the U.S. dollar as the functional currency for the Company and all other significant subsidiaries. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities into an entity's functional currency are included in other operating expense in the consolidated statements of operations. For entities using a (pound) sterling functional currency, assets and liabilities denominated in foreign currencies are translated into U.S. dollars at the prevailing exchange rates at the balance sheet date and income and expense items are translated to U.S. dollars at average exchange rates in effect during the period. The resulting translation adjustment is shown as a separate component of other comprehensive income in shareholders' equity. Foreign currency transaction gains and losses are recorded in the results of operations, and were not material in all periods presented.

Comprehensive Income

     Comprehensive income consists of net income; changes in unrealized gains and losses on available-for-sale securities, net of income taxes and deferred policy acquisition cost amortization adjustments; and foreign currency translation gains or losses arising on the translation of the Group's non-U.S. dollar based subsidiaries.

Recently Issued Accounting Pronouncements

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS 123R"), "Share-Based Payment." SFAS 123R is a revision of SFAS 123 and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. The effective date of SFAS 123R is the first reporting period beginning after June 15, 2005, which is third quarter 2005 for calendar year companies, although early adoption is allowed. SFAS 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123.

     The Company currently utilizes a standard option-pricing model (i.e., Black-Scholes) to measure the fair value of stock options granted to its employees. While SFAS 123R permits entities to continue to use such a model, the standard also permits the use of a "lattice" model. The Company has not yet determined which model it will use to measure the fair value of employee stock options upon the adoption of SFAS 123R.

     SFAS 123R also requires that the benefits associated with the tax deductions in excess of recognized compensation cost be reported as a financing cash flow, rather than as an operating cash flow as required under current literature. This requirement will reduce net operating cash flows and increase net financing cash flows in periods after the effective date. These future amounts cannot be estimated, because they depend on, among other things, when employees exercise stock options.

     The Company currently expects to adopt SFAS 123R effective July 1, 2005; however, the Company has not yet determined which of the aforementioned adoption methods it will use.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 153 ("SFAS 153"), "Exchanges of Nonmonetary Assets." The provisions of SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The provisions of this statement should be applied prospectively, and eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. The adoption of this accounting pronouncement is not expected to have a material effect on the Company's consolidated financial statements.

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


Note 3.   Discontinued Operations

(a) London Pacific Life & Annuity Company ("LPLA")

     As previously disclosed in the Company's 2002 and 2003 audited consolidated financial statements and notes thereto, included in the Company's Annual Reports on Form 10-K, the Company, with the unanimous approval of LPLA's board of directors, ceded control of LPLA to the North Carolina insurance regulators on August 6, 2002. In connection therewith, the Company deconsolidated LPLA and recorded a charge to earnings of $38.5 million during the third quarter of 2002. Although LPLA was placed under regulatory control and rehabilitation (and subsequently in July 2004, a court order was issued approving a plan of liquidation for LPLA and also approving exchange agreements which give policyholders the option of exchanging their existing policies for new policies in another insurance company), the Company will not regain control or receive any benefit from LPLA in the future. As such, in accordance with Statement of Financial Accounting Standard No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long Lived Assets," the results of operations of LPLA (pre-rehabilitation) have been reported in discontinued operations. Under SFAS 144, the results of operations of a discontinued business, and any impairment losses related to a discontinued business, are reported separately in the statement of operations under discontinued operations for the current and prior periods.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     A summary of LPLA's pre-tax operating results (pre-rehabilitation) for the year ended December 31, 2002 is shown below.

                                                                                                       Year Ended
                                                                                                      December 31,
                                                                                                        2002 (1)
                                                                                                      ------------
                                                                                                    (In thousands)
Revenues:
Investment income before intercompany management fee expense.....................................     $     62,453
Intercompany management fee expense (2)..........................................................           (3,632)
Other income.....................................................................................            4,176
Net realized and change in net unrealized investment gains and losses............................          (97,618)
                                                                                                      ------------
Total revenues and net investment losses.........................................................          (34,621)

Expenses:
Interest credited on insurance policyholder accounts.............................................           56,133
Amortization of deferred policy acquisition costs................................................           17,145
Other expenses...................................................................................            4,593
                                                                                                      ------------
Total expenses...................................................................................           77,871
                                                                                                      ------------
Loss before income taxes.........................................................................     $   (112,492)
                                                                                                      ------------
                                                                                                      ------------

(1) Though the Group did not lose control of LPLA until August 6, 2002, the Group was not able to obtain LPLA's financial results on a U.S. GAAP basis for the period July 1, 2002 up to August 6, 2002.  Therefore,  the Group's  consolidated statement of operations includes LPLA's  results only through June 30, 2002. These results are reflected as discontinued
    operations  in the  consolidated statement of operations.

(2) Fees in the amount of $2,908,000  for the year ended  December 31, 2002 were paid to and included in the revenues of the venture capital and consulting  business segment of continuing  operations.  The remaining fees were paid to the asset management  business segment of discontinued operations.

     The loss on disposal of discontinued operations, net of tax, was recorded in the third quarter of 2002 and reported in the Group's Form 10-Q as follows:

                                                                                                     (In thousands)

Net unrealized losses on available-for-sale securities, net of
   deferred policy acquisition cost amortization adjustments and deferred income taxes...........     $     10,649
Impairment on long-lived assets (LPLA's net assets)..............................................           12,269
Write-off of doubtful receivables from LPLA......................................................           15,614
                                                                                                      ------------
                                                                                                            38,532

Income tax benefit...............................................................................                -
                                                                                                      ------------
Net loss on disposal of discontinued operations..................................................     $     38,532
                                                                                                      ------------
                                                                                                      ------------

     Previously, LPLA had been included in the Group's life insurance and annuities business segment.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

(b) Berkeley Capital Management

     As described in Note 1 "Material Events," the Group entered into a definitive agreement to sell substantially all of the assets and operations of BCM on March 7, 2003, and on May 7, 2003 completed the sale. In connection therewith, the Company deconsolidated BCM as of March 31, 2003 in accordance with SFAS 144. The Company does not expect to receive any material amounts of income from its asset management segment in the foreseeable future. The results of operations of BCM for the prior periods and, in addition for 2002, the results of Berkeley International Limited ("BIL") (the remainder of the asset management segment in that period) have been reported in discontinued operations.

     A summary of BCM's pre-tax operating results (including the results of the remainder of the asset management segment for the prior periods from BIL) for the years ended December 31, 2003 and 2002 is shown below.

                                                                                               Years Ended
                                                                                               December 31,
                                                                                        ------------------------
                                                                                          2003 (2)      2002
                                                                                        -----------  -----------
                                                                                             (In thousands)
Revenues:
Asset management fees.................................................................. $     1,364  $     4,493
Intercompany management fee income (1).................................................           5          763
                                                                                        -----------  -----------
Total revenues.........................................................................       1,369        5,256

Operating expenses.....................................................................       1,403        4,643
                                                                                        -----------  -----------
Income (loss) before income taxes...................................................... $       (34) $       613
                                                                                        -----------  -----------
                                                                                        -----------  -----------

(1) Fees were paid from and  included  in the net  revenues of the life  insurance  and  annuities  business  segment of  continuing operations (LPAL) of $5,000 and $39,000 for the years ended December 31, 2003 and 2002,  respectively.
    For the year ended December 31, 2002, these fees also include $724,000 received from LPLA (discontinued operations).

(2) Partial year up to sale completion.

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

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     A summary of LPA's pre-tax operating results for the years ended December 31, 2003 and 2002 is shown below.

                                                                                              Years Ended
                                                                                              December 31,
                                                                                        ------------------------
                                                                                          2003 (1)      2002
                                                                                        -----------  -----------
                                                                                             (In thousands)
Revenues:
Investment income...................................................................... $         4  $        18
Gross financial advisory services fees.................................................       5,820       16,184
Payments due to independent advisors...................................................      (3,477)     (10,029)
                                                                                        -----------  -----------
Total net revenues.....................................................................       2,347        6,173

Expenses...............................................................................       4,069       10,440
                                                                                        -----------  -----------
Loss before income taxes............................................................... $    (1,722) $    (4,267)
                                                                                        -----------  -----------
                                                                                        -----------  -----------

(1) Partial year up to sale completion.

     The $3,772,000 gain on sale of discontinued operations, and tax expense on the gain of $36,000, were recorded in the second quarter of 2003 and reported in the Group's Form 10-Q for that quarter.

     Previously, LPA was included in the Group's financial advisory services business segment.


Note 4.    Investments

Summary Cost and Fair Value Information

Fixed Maturity Securities

     An analysis of fixed maturity securities is as follows:

                                                                          December 31,
                                -----------------------------------------------------------------------------------------------
                                                     2004                                              2003
                                ---------------------------------------------     ---------------------------------------------
                                              Gross       Gross     Estimated                  Gross        Gross     Estimated
                                Amortized  Unrealized  Unrealized      Fair       Amortized  Unrealized  Unrealized      Fair
                                  Cost        Gains      Losses       Value         Cost        Gains      Losses       Value
                                ---------   ---------   ---------   ---------     ---------   ---------   ---------   ---------
                                                                         (In thousands)
Available-for-Sale:

Non-U.S. corporate
   debt securities..........    $  19,117   $      65   $     (29)  $  19,153     $  18,354   $      48   $     (89)  $  18,313
Corporate debt securities...        2,224           1          (1)      2,224         7,049          33          (2)      7,080
                                ---------   ---------   ---------   ---------     ---------   ---------   ---------   ---------
Total fixed maturity
   securities ..............    $  21,341   $      66   $     (30)  $  21,377     $  25,403   $      81   $     (91)  $  25,393
                                ---------   ---------   ---------   ---------     ---------   ---------   ---------   ---------
                                ---------   ---------   ---------   ---------     ---------   ---------   ---------   ---------

     As of December 31, 2004, there were no non-income producing fixed maturity securities for the twelve months preceding December 31, 2004.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Contractual Maturities

     The amortized cost and estimated fair value of fixed maturity securities as of December 31, 2004 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities as certain issuers have the right to call and certain borrowers have the right to prepay obligations without penalty.


                                                                                           Available-for-Sale
                                                                                        ------------------------
                                                                                                      Estimated
                                                                                         Amortized       Fair
                                                                                           Cost         Value
                                                                                        -----------  -----------
                                                                                              (In thousands)

Due in one year or less...........................................................      $    11,329  $    11,301
Due after one year through five years.............................................           10,012       10,076
                                                                                        -----------  -----------
                                                                                        $    21,341  $    21,377
                                                                                        -----------  -----------
                                                                                        -----------  -----------

Equity Securities

     Equity   securities  are  comprised  of   available-for-sale   and  trading
securities. An analysis of equity securities is as follows:

                                                                          December 31,
                                -----------------------------------------------------------------------------------------------
                                                     2004                                              2003
                                ---------------------------------------------     ---------------------------------------------
                                              Gross       Gross     Estimated                  Gross        Gross     Estimated
                                           Unrealized  Unrealized      Fair                  Unrealized  Unrealized      Fair
                                  Cost        Gains      Losses       Value         Cost        Gains      Losses       Value
                                ---------   ---------   ---------   ---------     ---------   ---------   ---------   ---------
                                                                         (In thousands)
Private corporate equity
   securities..............     $     850   $       -   $       -   $     850     $   4,262   $       -   $       -   $   4,262
                                ---------   ---------   ---------   ---------     ---------   ---------   ---------   ---------
Total available-for-sale
   equity securities.......           850           -           -         850         4,262           -           -       4,262

Trading securities.........           586          20         (54)        552         4,544      12,546        (208)     16,882
                                ---------   ---------   ---------   ---------     ---------   ---------   ---------   ---------
Total equity securities....     $   1,436   $      20   $     (54)   $  1,402     $   8,806   $  12,546   $    (208)  $  21,144
                                ---------   ---------   ---------   ---------     ---------   ---------   ---------   ---------
                                ---------   ---------   ---------   ---------     ---------   ---------   ---------   ---------

     Trading securities are carried at fair value with changes in net unrealized gains and losses of $(12,373,000), $22,617,000 and $(22,483,000) included in the income and losses for the years ended December 31, 2004, 2003 and 2002, respectively. During 2002, the loss from the change in net unrealized gains and losses on trading securities included a reclassification adjustment of
$8,761,000 related to securities purchased from LPLA at above the Group's original cost.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Investment Concentration and Risk

     As of December 31, 2004, the Group's investment portfolio did not include any individual investments which represented more than 10% of shareholders' equity as of that date.

     As of December 31, 2004, the Company's Jersey based life insurance subsidiary, LPAL, owned 100% of the Group's $21.4 million in fixed maturity securities, 99% of the Group's $0.9 million in available-for-sale private equity securities, and 84% of the Group's $0.6 million in trading securities. LPAL is a regulated insurance company, and as such it must meet stringent capital adequacy requirements and it may not make any distributions without the consent of LPAL's independent actuary. LPAL'S investments are therefore not currently available to fund the operations or commitments of the Company or its other subsidiaries.

     As of December 31, 2003, equity securities held by the Group included an investment in Packeteer, Inc. of $16,336,000 which represented more than 10% of shareholders' equity as of that date. During 2004, the Group sold its investment in Packeteer, Inc.

     Fixed  maturity   securities   considered   less  than   investment   grade
approximated 1.4% and 1.2% of total fixed maturity securities as of December 31, 2004 and 2003, respectively.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net Unrealized Gains (Losses) on Available-for-Sale Securities

     Net unrealized gains on fixed maturity securities classified as available-for-sale as of December 31, 2004 totaled $36,000. There were no related deferred policy acquisition cost adjustments or income taxes. As of December 31, 2003, for continuing operations, the net unrealized losses on fixed maturity securities classified as available-for-sale were $10,000.

     There were no net unrealized losses on equity securities classified as available-for-sale as of December 31, 2004 or 2003.

     Changes in net unrealized gains and losses on available-for-sale securities included in other comprehensive income for the years ended December 31, 2002, 2003 and 2004 were as follows:


                                                                                            Net Unrealized Gains (Losses)
                                                                                        -------------------------------------
                                                                                           Fixed
                                                                                          Maturity     Equity
                                                                                         Securities   Securities     Total
                                                                                        -----------  -----------  -----------
                                                                                                   (In thousands)

Net unrealized losses on available-for-sale securities as of December 31, 2001..        $    (8,118) $    (1,631) $    (9,749)

Changes during the year ended December 31, 2002 for continuing operations:
   Unrealized holding gains and losses on available-for-sale securities.........               (116)      (1,000)      (1,116)
   Reclassification adjustment for gains and losses included in net loss........               (878)       1,244          366
   Increase in amortization of deferred policy acquisition costs................               (551)           -          551
Changes during the year ended December 31, 2002 for discontinued operations:
   Change in net unrealized gains and losses on available-for-sale securities...             16,584      (10,840)       5,744
   Increase in amortization of deferred policy acquisition costs................             (8,044)           -       (8,044)
   Decrease (increase) in deferred income tax liabilities.......................             (2,989)       3,794          805
   Reclassification adjustment for losses of discontinued operations included
    in net loss.................................................................              3,966        6,683       10,649
                                                                                        -----------  -----------  -----------
Net unrealized losses on available-for-sale securities as of December 31, 2002..               (146)      (1,750)      (1,896)

Changes during the year ended December 31, 2003 for continuing operations:
   Unrealized holding gains and losses on available-for-sale securities.........                 54            -           54
   Reclassification adjustment for gains and losses included in net income......                 82        1,750        1,832
                                                                                        -----------  -----------  -----------
Net unrealized losses on available-for-sale securities as of December 31, 2003..                (10)           -          (10)

Changes during the year ended December 31, 2004 for continuing operations:
   Unrealized holding gains and losses on available-for-sale securities.........                 64            -           64
   Reclassification adjustment for gains and losses included in net loss........                (18)           -          (18)
                                                                                        -----------  -----------  -----------
Net unrealized gains on available-for-sale securities as of December 31, 2004...        $        36  $         -  $        36
                                                                                        -----------  -----------  -----------
                                                                                        -----------  -----------  -----------


                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Net Investment Income

     The details of investment income, net of investment expenses, are as follows:

                                                                                                Years Ended December 31,
                                                                                        -------------------------------------
                                                                                           2004         2003         2002
                                                                                        -----------  -----------  -----------
                                                                                                   (In thousands)

Interest on fixed maturity securities........................................           $     1,131  $     1,611  $     5,972
Interest on cash and cash equivalents........................................                   268          280          629
                                                                                        -----------  -----------  -----------
Gross investment income......................................................                 1,399        1,891        6,601
Investment expenses..........................................................                    (2)          (4)         (11)
                                                                                        -----------  -----------  -----------
                                                                                              1,397        1,887        6,590
Amounts credited on insurance policyholder accounts..........................                (1,358)      (1,922)      (6,031)
                                                                                        -----------  -----------  -----------
Net investment income (loss).................................................           $        39  $       (35) $       559
                                                                                        -----------  -----------  -----------
                                                                                        -----------  -----------  -----------

     Investment expenses included costs of investment administration, primarily custodial fees.

Realized Gains and Losses

     Information about gross and net realized gains and losses on securities transactions is as follows:

                                                                                                Years Ended December 31,
                                                                                        -------------------------------------
                                                                                           2004         2003         2002
                                                                                        -----------  -----------  -----------
                                                                                                   (In thousands)
Realized gains (losses) on securities transactions:
Fixed maturities, available-for-sale:
   Gross gains...............................................................           $         -  $        43  $     1,798
   Gross losses .............................................................                     -         (286)     (15,611)
                                                                                        -----------  -----------   ----------
Net realized losses on fixed maturities, available-for-sale..................                     -         (243)     (13,813)
                                                                                        -----------  -----------  -----------
Fixed maturities, held-to-maturity:
   Gross losses..............................................................                     -            -       (2,125)
                                                                                        -----------  -----------  -----------
Equity securities, trading:
   Gross gains...............................................................                 8,219        4,874        5,601
   Gross losses..............................................................                  (265)     (15,237)      (1,629)
                                                                                        -----------  -----------  -----------
Net realized gains (losses) on equity securities, trading....................                 7,954      (10,363)       3,972
                                                                                        -----------  -----------  -----------
Equity securities, available-for-sale:
   Gross gains...............................................................                   121            9            -
   Gross losses..............................................................                (3,375)      (4,715)      (9,541)
                                                                                        -----------  -----------  -----------
Net realized losses on equity securities, available-for-sale.................                (3,254)      (4,706)      (9,541)
                                                                                        -----------  -----------  -----------

Net realized investment gains (losses) on securities transactions............           $     4,700  $   (15,312) $   (21,507)
                                                                                        -----------  -----------  -----------
                                                                                        -----------  -----------  -----------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     During 2004, the Group's management determined that one private equity investment in a technology company was other-than-temporarily impaired and consequently recorded a realized loss of $3.4 million in the consolidated statement of operations.

     During 2003, the Group's management determined that three private equity investments in technology companies were other-than-temporarily impaired and consequently recorded realized losses totaling $4.7 million in the consolidated statement of operations.


Note 5.    Property and Equipment

     Property and equipment are carried at cost and consisted of the following:

                                                                                               December 31,
                                                                                        ------------------------
                                                                                           2004          2003
                                                                                        -----------  -----------
                                                                                            (In thousands)

Property, equipment and leasehold improvements....................................      $       743  $     1,549
Accumulated depreciation..........................................................             (673)      (1,432)
                                                                                        -----------  -----------
Property and equipment, net.......................................................      $        70  $       117
                                                                                        -----------  -----------
                                                                                        -----------  -----------


Note 6.    Cash Held in Escrow

     Cash held in escrow consists of the proceeds from the sale of LPA on June 5, 2003 which were held back to cover any of the Group's indemnity obligations within the 18 month period following the close of the transaction. Funds were due to be released with accrued interest in December 2004, less any amounts related to indemnification matters as set out in the sale and purchase agreement. As discussed above in Note 1 "Material Events," the Company was made aware on March 8, 2005 of SunGard's complaint with respect to alleged losses in an amount equal to at least $7.2 million resulting from, among other things, alleged breaches of representations and warranties contained in the sale and purchase agreement. SunGard is also seeking indemnification from the Company. After consultation with its legal advisors, the Group's management believes that this claim is without merit, and the Group will defend the matter vigorously. Due to this indemnification claim by SunGard, the $1.0 million in cash held in escrow was not released to the Group in December 2004 as scheduled. The Company has not made any reserve against the $1.0 million in escrow.


Note 7.    Other Assets

     An analysis of other assets is as follows:

                                                                                               December 31,
                                                                                        ------------------------
                                                                                           2004          2003
                                                                                        -----------  -----------
                                                                                              (In thousands)

Prepayments.......................................................................      $       422  $       499
Receivables:
   Income tax refund receivable...................................................                -           17
   Fee income receivable..........................................................              175            7
   Other receivables..............................................................               24            3
                                                                                        -----------  -----------
Total other assets................................................................      $       621  $       526
                                                                                        -----------  -----------
                                                                                        -----------  -----------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Note 8.    Life Insurance Policy Liabilities

     An analysis of life insurance policy liabilities is as follows:

                                                                                               December 31,
                                                                                        ------------------------
                                                                                           2004         2003
                                                                                        -----------  -----------
                                                                                             (In thousands)

Deferred annuities - policyholder contract deposits...............................      $    21,091  $    27,896
Other policy claims and benefits..................................................              138          158
                                                                                        -----------  -----------
                                                                                        $    21,229  $    28,054
                                                                                        -----------  -----------
                                                                                        -----------  -----------

     The liability for future policy benefits and policyholder contract deposits was determined based on the following assumptions:

Interest Rate Assumptions

     Guaranteed reset rates were 3.0% for seven year annuity products issued in 2002. For three and five year annuity products, credited interest rates generally ranged from 3.75% to 7.40% in 2004, 3.30% to 7.40% in 2003, and from 3.30% to 7.40% in 2002.

Mortality Assumptions

     Assumed mortality rates were based on standard tables commonly used in the U.K. life insurance industry, namely the AM80 table for male lives and the AF80 table for female lives.

Withdrawal Assumptions

     Withdrawal charges on deferred annuities generally ranged from 1% to 7%, grading to zero over a period of up to 7 years.


Note 9.   Statutory Financial Information and Restrictions

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

     The JFSC sets out the conditions with which LPAL must comply and determines the reporting requirements and the frequency of reporting. These conditions require that: (i) LPAL must hold, at all times, approved assets at least equal to the long-term insurance fund plus the required minimum solvency margin, (ii) the margin of solvency must be the greater of (pound)50,000 or 2.5% of the value of the long-term business fund, and (iii) assets equal to not less than 90% of liabilities must be placed with approved independent custodians. As of December 31, 2004, LPAL met all of these conditions.

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


Note 10.    Income Taxes

     The Group is subject to taxation on its income in all countries in which it operates based upon the taxable income arising in each country. However, realized gains on certain investments are exempt from Jersey and Guernsey taxation. This and other tax benefits which may not recur have reduced the tax charge in 2004, 2003 and 2002.

     The Group is subject to income tax in Jersey at a rate of 20%. In the United States, the Group is subject to both federal and California taxes charged at rates up to 34% and 8.84%, respectively.

     A breakdown of the Group's book income (loss) from continuing operations before income taxes by tax jurisdiction follows:

                                                                                                Years Ended December 31,
                                                                                        -------------------------------------
                                                                                           2004         2003         2002
                                                                                        -----------  -----------  -----------
                                                                                                   (In thousands)

Income (loss) from continuing operations before income taxes:
Jersey, Guernsey and United Kingdom..........................................           $   (11,049) $     2,570  $   (52,804)
United States................................................................                  (802)      (1,523)      (1,674)
                                                                                        -----------  -----------  -----------
Total income (loss) from continuing operations before income taxes...........           $   (11,851) $     1,047  $   (54,478)
                                                                                        -----------  -----------  -----------
                                                                                        -----------  -----------  -----------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     The provision for income taxes differs from the amount computed by applying the Jersey, Channel Islands statutory income tax rate of 20% to income (loss) from continuing operations before income taxes. The sources and tax effects of the difference are as follows:

                                                                                                Years Ended December 31,
                                                                                        -------------------------------------
                                                                                           2004         2003         2002
                                                                                        -----------  -----------  -----------
                                                                                                   (In thousands)

Income taxes computed at Jersey statutory income tax rate of 20%.............           $    (2,370) $       209  $   (10,896)
Realized and unrealized investment losses (gains) not subject to taxation
   in Jersey.................................................................                 1,412         (474)       4,880
Other losses not deductible in Jersey........................................                   619          896        2,664
Losses not deductible (income not taxable) in Guernsey.......................                   144         (962)       2,970
Taxes on income (benefits on losses) at higher than 20% statutory
   Jersey rate:
   Net income (loss) on continuing operations in the U.S.....................                  (183)        (348)        (382)
Adjustment of prior years' provisions........................................                  (308)         (33)      (1,542)
Increase in valuation allowance..............................................                   941       47,962       23,958
Less: valuation allowance related to discontinued operations.................                     -      (52,238)     (20,768)
Utilization of U.S. capital loss carryforwards for which a full valuation
   allowance had been provided in prior years................................                     -        4,100            -
Other........................................................................                    35          846          407

                                                                                        -----------  -----------  -----------
Actual tax expense (benefit) for continuing operations ......................           $       290  $       (42) $     1,291
                                                                                        -----------  -----------  -----------
                                                                                        -----------  -----------  -----------

     The  components  of  the  actual  tax  expense   (benefit)  for  continuing
operations are as follows:

                                                                                                Years Ended December 31,
                                                                                        -------------------------------------
                                                                                           2004         2003         2002
                                                                                        -----------  -----------  -----------
                                                                                                   (In thousands)

Jersey, Guernsey and United Kingdom:
   Current tax benefit.......................................................           $         -  $       (33) $      (671)
   Deferred tax expense......................................................                     -            -            -

United States:
   Current tax expense (benefit).............................................                   290           (9)        (903)
   Deferred tax expense......................................................                     -            -        2,865

                                                                                        -----------  -----------  -----------
Total actual tax expense (benefit)...........................................           $       290  $       (42) $     1,291
                                                                                        -----------  -----------  -----------
                                                                                        -----------  -----------  -----------

     The components of the actual tax expense (benefit) for discontinued operations are as follows:

                                                                                                Years Ended December 31,
                                                                                        -------------------------------------
                                                                                           2004         2003         2002
                                                                                        -----------  -----------  -----------
                                                                                                   (In thousands)

United States:
   Current tax expense (benefit).............................................           $         -  $        38  $    (8,159)
   Deferred tax expense......................................................                     -            -        3,216
                                                                                        -----------  -----------  -----------
                                                                                        $         -  $        38  $    (4,943)
                                                                                        -----------  -----------  -----------
                                                                                        -----------  -----------  -----------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

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

     The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below. As of both December 31, 2003 and December 31, 2004, full valuation allowances were provided on the net deferred tax assets of both U.S. tax groups due to the uncertainty of generating future taxable income or capital gains to benefit from the deferred tax assets.


                                                                                               December 31,
                                                                                        ------------------------
                                                                                           2004          2003
                                                                                        -----------  -----------
                                                                                             (In  thousands)
U.S. subsidiaries (continuing operations):

Deferred income tax assets:
Net operating loss carryforwards..................................................      $     9,061  $     8,082
Capital loss carryforwards........................................................           67,283       67,288
Unrealized losses on investments..................................................                7            -
Deferred compensation.............................................................                7            9
Other assets......................................................................                2           53
Valuation allowance...............................................................          (76,323)     (75,382)
                                                                                        -----------  -----------
Deferred income tax assets, net of valuation allowance............................               37           50

Deferred income tax liabilities:
Deferred capital gains............................................................              (36)           -
Depreciation, amortization and other..............................................               (1)           -
Other liabilities ................................................................                -          (50)
                                                                                        -----------  -----------
                                                                                                (37)         (50)
                                                                                        -----------  -----------
Net deferred income tax assets - U.S. subsidiaries
   (continuing operations)........................................................      $         -  $         -
                                                                                        -----------  -----------
                                                                                        -----------  -----------


     As of December 31, 2004, the U.S. subsidiaries of continuing operations had pre-tax federal net operating loss carryforwards of approximately $22.8 million expiring as follows: approximately $1.3 million in 2011, and approximately $21.5 million from 2020 to 2024. These subsidiaries have California net operating loss carryforwards of approximately $14.8 million expiring from 2012 to 2014. In addition, these subsidiaries have federal capital loss carryforwards of $157.3 million ($156.0 million for California purposes) that expire in 2007. The Group has recorded a full valuation allowance for the deferred tax assets arising from these carryforward amounts as of December 31, 2004.

     In October 2003, the California Franchise Tax Board ("FTB") notified the Group of proposed income tax assessments totaling $2.3 million plus interest related to the Group's 1998 and 1999 tax returns. In December 2003, the Group filed a protest letter with the FTB. On September 29, 2004, new legislation was passed which

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES provides that a taxpayer may elect to determine its deduction for dividends received from an insurance company subsidiary for taxable years ending on or after December 1, 1997 and commencing before January 1, 2004, in an amount equal to 80 percent of the qualified dividends received. In November 2004, the Group filed amended tax returns for 1998 and 1999 in which it made an election to take an 80% dividends received deduction on qualified dividends received from its life insurance subsidiary. The Group paid additional California taxes of $283,000 plus interest of $105,000. In January 2005, the FTB acknowledged receipt of the amended tax returns and the additional taxes and interest paid, and informed the Group that based on the FTB's calculations, the Group is due a refund of approximately $4,000.


Note 11.    Shareholders' Equity

     The Company has authorized 86,400,000 Ordinary Shares with a par value of $0.05 per share. As of December 31, 2004 and 2003, there were 64,439,073 Ordinary Shares issued and outstanding.

     No dividends were declared and paid in 2003 or 2004. A final dividend for 2001 was declared and paid during 2002 of $0.05 gross per Ordinary Share ($0.04 net of 20% Jersey tax) and $0.40 per ADS (net of 20% Jersey tax), or $2,032,000, in total.

     Accumulated other comprehensive income (loss) consists of two components, foreign currency translation adjustments and net unrealized gains and losses on available-for-sale securities. Accumulated foreign currency translation adjustments were $(338,000), $(429,000) and $(717,000) as of December 31, 2004,
2003 and 2002, respectively. The net unrealized gains (losses) on available-for-sale securities after deferred policy acquisition cost amortization adjustments and income taxes were $36,000, $(10,000) and $(1,896,000) as of December 31, 2004, 2003 and 2002, respectively. None of these amounts related to discontinued operations.

     The Group has two share incentive plans as described in Note 14 "Share Incentive Plans." Under the terms of these plans, shares of the Company may be purchased in the open market and held in trust. These shares are owned by the employee benefit trusts, which are subsidiaries of the Company for financial reporting purposes.

     Changes in the number of shares held by The London Pacific Group 1990 Employee Share Option Trust ("ESOT") and the Agent Loyalty Opportunity Trust ("ALOT") were as follows:

                                                                  Years Ended December 31,
                                            -----------------------------------------------------------------------
                                                    2004                     2003                     2002
                                            ---------------------   -----------------------   ---------------------
                                               ESOT       ALOT        ESOT          ALOT        ESOT         ALOT
                                            ---------   ---------   ---------     ---------   ---------   ---------
                                                                       (In thousands)

Shares held as of January 1...........         13,247         438      13,247           438      12,260         438
Purchased.............................              -           -           -             -           -           -
Exercised.............................              -           -           -             -         (13)          -
                                            ---------   ---------   ---------     ---------   ---------   ---------
Shares held as of December 31.........         13,247(1)      438      13,247(1)        438      13,247(1)      438
                                            ---------   ---------   ---------     ---------   ---------   ---------
                                            ---------   ---------   ---------     ---------   ---------   ---------

(1) 834,000 shares are held in ADR form.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

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


Note 12.    Commitments and Contingencies

Lease Commitments

     The Group leases office equipment under a capital lease with an original term in excess of one year. The Group also leases office space under operating leases. Total rent expense on operating leases in the continuing operations was $288,000, $407,000 and $400,000 for the years ended December 31, 2004, 2003 and
2002, respectively.

     Future minimum lease payments required under capital and non-cancellable operating leases with terms of one year or more, as of December 31, 2004, were as follows:

                                                                                          Capital     Operating
                                                                                          Leases      Leases(1)
                                                                                        -----------  -----------
                                                                                              (In thousands)

2005..............................................................................      $         7  $       212
2006..............................................................................                -          128
2007..............................................................................                -          129
2008..............................................................................                -          128
2009..............................................................................                -          129
2010 and thereafter ..............................................................                -           64
                                                                                        -----------  -----------
Total.............................................................................                7  $       790
                                                                                                     -----------
                                                                                                     -----------
Less amounts representing interest................................................                -
                                                                                        -----------
Present value of net minimum lease payments.......................................      $         7
                                                                                        -----------
                                                                                        -----------

(1) Includes  commitments  related to the Group's  Jersey  office  lease which  expires in  September  2010.  Management is  currently evaluating  sublease options as well as alternative  office space in Jersey for which no commitment has been entered into as of the date of filing of this Form 10-K.

     Commitments eliminated following the disposals of BCM and LPA during 2003 (as described in Note 3 "Discontinued Operations") for operating and capital lease commitments were approximately $1.9 million and $0.1 million, respectively.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

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

     Under its Memorandum and Articles of Association, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company maintains directors and officers liability insurance that limits the Company's exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2004.

     The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, clients and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions sometimes include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2004.

Contingencies

     As previously disclosed in the Company's 2002 and 2003 audited consolidated financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K for each of those years, the Company's primary insurance company, LPLA, in August 2002 was placed under regulatory control and rehabilitation based on LPLA's statutory capital and surplus as of June 30, 2002. On July 9, 2004, a court order was issued approving a plan of liquidation for LPLA and also approving exchange agreements which give policyholders the option of exchanging their existing policies for new policies in another insurance company. In the course of the administration of LPLA in rehabilitation, the North Carolina Department of Insurance ("NCDOI") requested information concerning the history of a limited number of investments in securities of portfolio companies during November 2002. These portfolio investments have been associated with LPLA for more than seven years, and involve intercompany transfers. The history of their investment performance and ownership is complex. The Company has complied with these requests. The Company is not able at this time to predict what conclusions the NCDOI will reach after evaluation of this information.

     In October 2003, the FTB notified the Group of proposed income tax assessments totaling $2.3 million plus interest related to the Group's 1998 and 1999 tax returns. In December 2003, the Group filed a protest letter with the FTB. This matter has now been resolved as discussed above in Note 10 "Income Taxes."

     As discussed above in Note 1 "Material Events" and in Note 6 "Cash Held in Escrow," on March 8, 2005, the Company was made aware of a complaint filed by SunGard and SunGard's claim for indemnification with respect to alleged losses in an amount equal to at least $7.2 million resulting from, among other things, alleged breaches of representations and warranties contained in the sale and purchase agreement. After consultation with its legal advisors, the Group's management believes that this claim is without merit, and the Group will defend the matter vigorously. As such, no provision for this contingent liability has been included in the Group's financial statements as of December 31, 2004.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

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

     With the exception of the fixed maturity securities classified as held-to-maturity, which are held at amortized cost, the carrying values of the Group's financial assets are equal to estimated fair value. (The Group did not hold any fixed maturity securities classified as held-to-maturity as of December 31, 2004 and 2003.)

     Considerable judgment is required in interpreting market data used to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

     The carrying values and estimated fair values of the Group's financial instruments were as follows:

                                                                                 December 31,
                                                              --------------------------------------------------
                                                                        2004                      2003
                                                              ------------------------  ------------------------
                                                                Carrying    Estimated    Carrying     Estimated
                                                                 Value     Fair Value      Value     Fair Value
                                                              -----------  -----------  -----------  -----------
                                                                                (In thousands)
Financial assets:
Cash and cash equivalents........................             $    19,495  $    19,495  $    14,408  $    14,408
Cash held in escrow..............................                   1,005        1,005          999          999
Investments:
   Fixed maturities:
       Available-for-sale........................                  21,377       21,377       25,393       25,393
   Equity securities:
       Trading...................................                     552          552       16,882       16,882
       Available-for-sale........................                     850          850        4,262        4,262

Financial liabilities:
Life insurance policy liabilities................                  21,229       20,982       28,054       27,758


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

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

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

Employee Share Option Trust

     The London Pacific Group 1990 Employee Share Option Trust ("ESOT"), which was approved by shareholders in 1990, provides for the granting of share options to employees and directors. The objectives of this plan include retaining the best personnel and providing for additional performance incentives. Options are generally granted with an exercise price equal to the fair market value of the underlying shares at the date of grant. Such grants to employees are generally exercisable in four equal annual installments beginning one year from the date of grant, subject to employment continuation, and expire seven or ten years from the date of grant. Such grants to directors are fully vested on the date of grant and expire seven or ten years from the date of the grant.

     The ESOT may purchase shares of the Company in the open market, funded each year by a loan from the Company or its subsidiaries. While the loan is limited up to an annual maximum of 5% of the consolidated net assets of the Group, the ESOT is not limited as to the number of options that may be granted. The loan is secured by the shares held in the trust, is interest free, and is eliminated in the consolidated financial statements. The ESOT has waived its entitlement to dividends on any shares held. See Note 11 "Shareholders' Equity" for a summary of the share activity within the ESOT.

     Share option activity for the years ended December 31, 2004, 2003 and 2002 was as follows:


                                                           2004                      2003                      2002
                                                 ------------------------  ------------------------  ------------------------
                                                               Weighted-                 Weighted-                 Weighted-
                                                    Number      Average      Number       Average      Number       Average
                                                      of        Exercise       of         Exercise       of        Exercise
(Options in thousands)                              Options      Price       Options       Price       Options      Price
                                                 -----------  -----------  -----------  -----------  -----------  -----------

Outstanding as of January 1......................      8,945  $      3.10       13,575  $      3.10       13,263  $      4.59
Granted..........................................          -            -            -            -        5,165         0.32
Exercised........................................          -            -            -            -          (13)        3.26
Forfeited........................................     (2,005)        3.46       (2,517)        3.12       (4,496)        4.35
Expired..........................................          -           -        (2,113)        3.09         (344)        2.42
                                                 -----------  -----------  -----------  -----------  -----------  -----------
Outstanding as of December 31....................      6,940  $      3.00        8,945  $      3.10       13,575  $      3.10
                                                 -----------  -----------  -----------  -----------  -----------  -----------
                                                 -----------  -----------  -----------  -----------  -----------  -----------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES



                                                           2004                      2003                      2002
                                                 ------------------------  ------------------------  ------------------------
                                                               Weighted-                 Weighted-                 Weighted-
                                                    Number      Average      Number       Average      Number       Average
                                                      of        Exercise       of         Exercise       of        Exercise
(Options in thousands)                              Options      Price       Options       Price       Options      Price
                                                 -----------  -----------  -----------  -----------  -----------  -----------


Options exercisable as of December 31............      5,685  $      3.57        7,046  $      3.82        9,297  $      4.13
                                                 -----------  -----------  -----------  -----------  -----------  -----------
                                                 -----------  -----------  -----------  -----------  -----------  -----------

     The Group accounts for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees."

     See  Note  2  "Summary   of   Significant   Accounting   Policies"   for  a
reconciliation of net income (loss) as reported and as adjusted under SFAS 123.

     Summary information about the Group's share options outstanding as of December 31, 2004 is as follows:


                                        Options Outstanding                                 Options Exercisable
                      -------------------------------------------------            --------------------------------
                                             Weighted-
                                              Average         Weighted-                                   Weighted-
  Range of                                   Remaining         Average                                     Average
  Exercise                   Number         Contractual       Exercise                    Number          Exercise
   Prices                 Outstanding          Life             Price                   Exercisable         Price
------------          ---------------     -----------      ------------            ---------------      -----------
                        (In thousands)        (Years)                                 (In thousands)

  $  0.10 - $0.50               2,770            7.58             $0.32                      1,535            $0.33
     0.51 -  5.00               1,925            1.48              3.37                      1,925             3.37
     5.01 - 10.00               2,165            6.24              5.42                      2,145             5.42
    10.01 - 21.00                  80            5.68             21.00                         80            21.00
--------------------    -------------     -----------      ------------            ---------------     ------------
  $  0.10 -$21.00               6,940            5.45             $3.00                      5,685            $3.57
--------------------    -------------     -----------      ------------            ---------------     ------------
--------------------    -------------     -----------      ------------            ---------------     ------------

Agent Loyalty Opportunity Trust

     The Agent Loyalty Opportunity Trust ("ALOT") provides for the granting of stock appreciation rights ("SARs") on the Company's Ordinary Shares to agents of LPLA. The ALOT was established in 1997 without shareholders' approval. Each award unit entitles the holder to cash compensation equal to the difference between the Company's prevailing share price and the exercise price. The award units are exercisable in four equal annual installments commencing on the first anniversary of the date of grant and are forfeited upon termination of the agency contract. Vesting of the award in any given year is also contingent on the holder of the award surpassing a predetermined benchmark tied to sales and persistency. The SARs expire seven years from the date of grant. Given that LPLA is in liquidation (see Note 3 "Discontinued Operations" and Note 12 "Commitments and Contingencies"), the status of these awards is unclear.

     The ALOT may purchase Ordinary Shares in the open market, funded by a loan from a Group subsidiary. The loan is secured by the shares held in the trust and bears interest based upon the trust's net income before interest for each financial period. The trust receives dividends on all Ordinary Shares held. The loan, interest income and dividend income are eliminated in the consolidated financial statements. See Note 3 "Discontinued Operations' Equity" for a summary of the share activity within the ALOT.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     SAR activity for the years ended December 31, 2004, 2003 and 2002 was as follows:


                                                           2004                      2003                      2002
                                                 ------------------------  ------------------------  ------------------------
                                                               Weighted-                 Weighted-                 Weighted-
                                                    Number      Average      Number       Average       Number      Average
                                                   of Award     Exercise    of Award      Exercise     of Award     Exercise
(Award units in thousands)                          Units        Price       units         Price        Units        Price
                                                 -----------  -----------  -----------  -----------  -----------  -----------


Outstanding as of January 1......................        388  $      3.73          388  $      3.73          404  $      3.73
Granted..........................................          -            -            -            -            -            -
Exercised........................................          -            -            -            -            -            -
Forfeited........................................          -            -            -            -          (16)        3.88
Expired..........................................        (98)        3.35            -            -            -            -
                                                 -----------  -----------  -----------  -----------  -----------  -----------
Outstanding as of December 31....................        290  $      3.85          388  $      3.73          388  $      3.73
                                                 -----------  -----------  -----------  -----------  -----------  -----------
                                                 -----------  -----------  -----------  -----------  -----------  -----------

Award units exercisable as of December 31........        187  $      3.76          284  $      3.62          284  $      3.62
                                                 -----------  -----------  -----------  -----------  -----------  -----------
                                                 -----------  -----------  -----------  -----------  -----------  -----------

     Summary information about the Group's SARs outstanding as of December 31, 2004 is as follows:


                                      Award Units Outstanding                             Award Units Exercisable
                      -------------------------------------------------               -----------------------------
                                            Weighted-
                                             Average        Weighted-                                   Weighted-
    Range of                                Remaining        Average                                     Average
    Exercise              Number           Contractual      Exercise                   Number           Exercise
     Prices             Outstanding           Life            Price                  Exercisable          Price
------------------    ---------------      -----------    ------------              --------------     ------------
                        (In thousands)        (Years)                               (In thousands)

$          3.35                   211            0.25             $3.35                        145            $3.35
           5.19                    79            1.28              5.19                         42             5.19
-------------------   ---------------      ----------     -------------             --------------     ------------
  $3.35 - $5.19                   290            0.53             $3.85                        187            $3.76
-------------------   ---------------      ----------     -------------             --------------     ------------
-------------------   ---------------      ----------     -------------             --------------     ------------


     In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB Opinion No. 25," which was effective for all awards granted after July 1, 2000.

     Compensation expense relating to award grants in the ALOT was accounted for under APB 25, prior to the issuance of FIN 44. Thus, no expense was recognized at the grant dates because all awards were made with an exercise price equal to the prevailing market value. Instead, compensation expense would be recognized upon exercise of the awards; however, no awards have been exercised since 2001.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Note 15.     Pension Plans

Jersey Plan

     Until early 2004, the Group provided a defined benefit pension plan for its Jersey, Channel Islands, employees. This plan was terminated and the plan assets were to be distributed to the participants of the plan on a pro rata basis to their accrued benefit entitlements under the plan. The plan will be dissolved when the final participant is paid their pro rata amount, expected to be by the end of March 2005. The Group will not have any ongoing liabilities in respect of the plan following its dissolution.

     The Group made contributions of $15,000, $148,000 and $731,000 to the trust in 2004, 2003 and 2002, respectively. Assets held by the trust were $2,272,000 as of December 31, 2003.

U.K. Plan

     The Group provides a defined contribution plan for its U.K. employees. There is currently one participant in the plan. The Group has no ongoing liabilities associated with the plan. Contributions of $49,000, $41,000 and $143,000 were made by the Group to the plan in 2004, 2003 and 2002, respectively. Of the 2002 contribution, $94,000 was offset by a salary waiver.


Note 16.    Earnings Per Share and ADS

     Earnings (loss) per ADS are equivalent to ten times earnings (loss) per Ordinary Share, following the one-for-ten reverse split in June 2002.

     A reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share calculations in accordance with Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings per Share," is as follows:

                                                                                              Years Ended December 31,
                                                                                        -------------------------------------
                                                                                           2004         2003         2002
                                                                                        -----------  -----------  -----------
                                                                                       (In thousands, except share, per share
                                                                                                   and ADS amounts)

Income (loss) from continuing operations...............................                 $   (12,141) $     1,089  $   (55,769)
Income (loss) on discontinued operations...............................                           -        9,927     (149,735)
                                                                                        -----------  -----------  -----------
Net income (loss)......................................................                 $   (12,141) $    11,016  $  (205,504)
                                                                                        -----------  -----------  -----------
                                                                                        -----------  -----------  -----------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                                                                                               Years Ended December 31,
                                                                                        -------------------------------------
                                                                                           2004         2003         2002
                                                                                        -----------  -----------  -----------
                                                                                       (In thousands, except share, per share
                                                                                                   and ADS amounts)
Basic earnings (loss) per share and ADS:
Weighted-average number of Ordinary Shares outstanding,
   excluding shares held by the employee benefit trusts................                  50,754,192   50,754,192   50,753,084
                                                                                        -----------  -----------  -----------

Basic earnings (loss) per share:
Continuing operations..................................................                 $     (0.24) $      0.02  $     (1.10)
Discontinued operations................................................                           -         0.20        (2.95)
                                                                                        -----------  -----------  -----------
                                                                                        $     (0.24) $      0.22  $     (4.05)
                                                                                        -----------  -----------  -----------
                                                                                        -----------  -----------  -----------
Basic earnings (loss) per ADS:
Continuing operations..................................................                 $     (2.39) $      0.21  $    (10.99)
Discontinued operations................................................                           -         1.96       (29.50)
                                                                                        -----------  -----------  -----------
                                                                                        $     (2.39) $      2.17  $    (40.49)
                                                                                        -----------  -----------  -----------
                                                                                        -----------  -----------  -----------

Diluted earnings (loss) per share and ADS:
Weighted-average number of Ordinary Shares outstanding,
   excluding shares held by the employee benefit trusts................                  50,754,192   50,754,192   50,753,084
Effect of dilutive securities (warrants and employee share options) ...                           -      433,706            -
                                                                                        -----------  -----------  -----------
Weighted-average number of Ordinary Shares used in diluted
   earnings per share calculations.....................................                  50,754,192   51,187,898   50,753,084
                                                                                        -----------  -----------  -----------
                                                                                        -----------  -----------  -----------
Diluted earnings (loss) per share:
Continuing operations..................................................                 $     (0.24) $      0.02  $     (1.10)
Discontinued operations................................................                           -         0.20        (2.95)
                                                                                        -----------  -----------  -----------
                                                                                        $     (0.24) $      0.22  $     (4.05)
                                                                                        -----------  -----------  -----------
                                                                                        -----------  -----------  -----------
Diluted earnings (loss) per ADS:
Continuing operations..................................................                 $     (2.39) $      0.21  $    (10.99)
Discontinued operations................................................                           -         1.94       (29.50)
                                                                                        -----------  -----------  -----------
                                                                                        $     (2.39) $      2.15  $    (40.49)
                                                                                        -----------  -----------  -----------
                                                                                        -----------  -----------  -----------

     As the Company recorded a net loss for the years ended December 31, 2004 and 2002, the calculations of diluted earnings per share for these years do not include potentially dilutive employee share options and warrants issued to the Bank of Scotland as they are anti-dilutive and, if included, would have resulted in a reduction of the net loss per share. If the Company had reported net income for the years ended December 31, 2004 and 2002, there would have been an additional 650,913 and 347,258 shares, respectively, included in the calculations of diluted earnings per share for these years.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)


Note 17.    Transactions with Related Parties

     The Group paid legal fees of approximately $36,000, $76,000 and $130,000 during 2004, 2003 and 2002, respectively, to a law firm of which one of its directors, Victor A. Hebert, is a member.


Note 18.    Business Segment and Geographical Information

     The Company's reportable operating segments are classified according to its remaining businesses of life insurance and annuities, and venture capital and consulting.

     Due to the sales of BCM and LPA in 2003 (see Note 1 "Material Events"), the results of operations of the Company's asset management and financial advisory segments (up to their disposal dates) have been classified as discontinued operations for the years ended December 31, 2003 and 2002. Due to the loss of control of LPLA (see Note 3 "Discontinued Operations"), the results of operations of LPLA (through June 30, 2002) have been included in discontinued operations for the year ended December 31, 2002.

     Intercompany transfers between reportable operating segments are accounted for at prices which are designed to be representative of unaffiliated third party transactions. During the year ended December 31, 2002, the venture capital and consulting segment generated portfolio management fees from LPLA (discontinued operations) of $2,908,000. These portfolio management fees are included in the revenues of continuing operations and have not been eliminated in the consolidated financial statements. These management fees were approved by the insurance regulatory body in LPLA's U.S. state of domicile.

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

     Summary revenue and investment gain (loss) information by geographic segment, based on the domicile of the Group company generating those revenues, is as follows:

                                                                                               Years Ended December 31,
                                                                                        -------------------------------------
                                                                                           2004         2003         2002
                                                                                        -----------  -----------  -----------
                                                                                                   (In  thousands)

Jersey.................................................................                 $    (5,715) $     4,220  $   (22,517)
Guernsey...............................................................                        (720)       4,926      (13,636)
United States..........................................................                         676           52        2,816
                                                                                        -----------  -----------  -----------
Consolidated revenues and net investment gains (losses)
    for continuing operations..........................................                 $    (5,759) $     9,198  $   (33,337)
                                                                                        -----------  -----------  -----------
                                                                                        -----------  -----------  -----------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     Total assets by geographic segment were as follows:


                                                                                                           December 31,
                                                                                                     ------------------------
                                                                                                        2004          2003
                                                                                                     -----------  -----------
                                                                                                          (In  thousands)

Jersey.............................................................................                  $    37,273  $    50,677
Guernsey...........................................................................                           14        3,408
United States......................................................................                        7,420        9,428
                                                                                                     -----------  -----------
Consolidated total assets - continuing operations..................................                  $    44,707  $    63,513
                                                                                                     -----------  -----------
                                                                                     -               -----------  -----------

     Revenues and income (loss) before income taxes for the Company's reportable operating segments included in continuing operations, based on management's internal reporting structure, were as follows:

                                                                                                Years Ended December 31,
                                                                                        -------------------------------------
                                                                                           2004         2003         2002
                                                                                        -----------  -----------  -----------
                                                                                                    (In thousands)
Revenues:
Life insurance and annuities (1).......................................                 $    (5,759) $     4,458  $    (9,349)
Venture capital and consulting (2).....................................                        (125)       4,687      (24,519)
                                                                                        -----------  -----------  -----------
                                                                                             (5,884)       9,145      (33,868)
Reconciliation of segment amounts to consolidated amounts:
Interest and other fee income..........................................                         125           53          531
                                                                                        -----------  -----------  -----------
Consolidated revenues and net investment gains and losses
    for continuing operations..........................................                 $    (5,759) $     9,198  $   (33,337)
                                                                                        -----------  -----------  -----------
                                                                                        -----------  -----------  -----------


Income (loss) from continuing operations before income taxes:
Life insurance and annuities (1).......................................                 $    (8,091) $     1,577  $   (19,637)
Venture capital and consulting (2).....................................                      (1,365)       3,571      (28,149)
                                                                                        -----------  -----------  -----------
                                                                                             (9,456)       5,148      (47,786)
Reconciliation of segment amounts to consolidated amounts:
Interest and other fee income..........................................                         125           53          531
Corporate expenses.....................................................                      (2,415)      (3,478)      (5,869)
Goodwill write-offs....................................................                           -            -         (389)
Interest expense.......................................................                        (105)        (676)        (965)
                                                                                        -----------  -----------  -----------
Consolidated income (loss) from continuing operations
    before income taxes................................................                 $   (11,851) $     1,047  $   (54,478)
                                                                                        -----------  -----------  -----------
                                                                                        -----------  -----------  -----------

(1) Netted  against the revenues  (investment  income) of the life  insurance and  annuities  segment are  management  fees paid to BCM (discontinued operations) of $5,000 and $39,000 in 2003 and 2002, respectively.

(2) Included in the revenues of the venture capital and consulting segment are management fees from LPLA  (discontinued  operations)
    of $2,908,000 in 2002.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     Assets attributable to each of the Company's reportable operating segments, based on management's reporting structure, were as follows:

                                                                                                              December 31,
                                                                                                     ------------------------
                                                                                                        2004         2003
                                                                                                     -----------  -----------
                                                                                                          (In  thousands)
Assets:
Life insurance and annuities.......................................................                  $    33,142  $    47,929
Venture capital and consulting.....................................................                           92        3,442
Corporate and other................................................................                       11,473       12,142
                                                                                                     -----------  -----------
Consolidated total assets - continuing operations..................................                  $    44,707  $    63,513
                                                                                                     -----------  -----------
                                                                                                     -----------  -----------


Note 19.    Selected Quarterly Financial Information (Unaudited)

     Unaudited quarterly financial information (in thousands, except per share and ADS amounts) is as follows:

                                                                                           2004
                                                              ---------------------------------------------------------------
                                                                 First       Second        Third       Fourth        Full
                                                                Quarter      Quarter      Quarter      Quarter       Year
                                                              -----------  -----------  -----------  -----------  -----------
Continuing operations:
Revenues including net investment gains (losses)........      $    (5,021) $     2,081  $    (2,498) $      (321) $    (5,759)
Income (loss) before income taxes.......................           (6,683)         478       (3,913)      (1,733)     (11,851)
Net income (loss).......................................           (6,690)         195       (3,913)      (1,733)     (12,141)

Basic earnings (loss) per share:
Continuing operations...................................      $     (0.13) $         -  $     (0.08) $     (0.03) $     (0.24)
Discontinued operations.................................                -            -            -            -            -
                                                              -----------  -----------  -----------  -----------  -----------
                                                              $     (0.13) $         -  $     (0.08) $     (0.03) $     (0.24)
                                                              -----------  -----------  -----------  -----------  -----------
                                                              -----------  -----------  -----------  -----------  -----------
Basic earnings (loss) per ADS:
Continuing operations...................................      $     (1.32) $      0.04  $     (0.77) $     (0.34) $     (2.39)
Discontinued operations.................................                -            -            -            -            -
                                                              -----------  -----------  -----------  -----------  -----------
                                                              $     (1.32) $      0.04  $     (0.77) $     (0.34) $     (2.39)
                                                              -----------  -----------  -----------  -----------  -----------
                                                              -----------  -----------  -----------  -----------  -----------
Diluted earnings (loss) per share:
Continuing operations...................................      $     (0.13) $         -  $     (0.08) $     (0.03) $     (0.24)
Discontinued operations.................................                -            -            -            -            -
                                                              -----------  -----------  -----------  -----------  -----------
                                                              $     (0.13) $         -  $     (0.08) $     (0.03) $     (0.24)
                                                              -----------  -----------  -----------  -----------  -----------
                                                              -----------  -----------  -----------  -----------  -----------
Diluted earnings (loss) per ADS:
Continuing operations...................................      $     (1.32) $      0.04  $     (0.77) $     (0.34) $     (2.39)
Discontinued operations.................................           -           -          -           -           -
                                                              -----------  -----------  -----------  -----------  -----------
                                                              $     (1.32) $      0.04  $     (0.77) $     (0.34) $     (2.39)
                                                              -----------  -----------  -----------  -----------  -----------
                                                              -----------  -----------  -----------  -----------  -----------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES


                                                                                           2003
                                                              ---------------------------------------------------------------
                                                                 First       Second        Third       Fourth        Full
                                                              Quarter (1)    Quarter      Quarter      Quarter       Year
                                                              -----------  -----------  -----------  -----------  -----------
Continuing operations:

Revenues including net investment gains (losses)........      $     1,524  $     7,829  $    (4,617) $     4,462  $     9,198
Income (loss) before income taxes.......................             (865)       5,448       (6,349)       2,813        1,047
Net income (loss).......................................             (872)       5,443       (6,346)       2,864        1,089

Discontinued operations:
Net (income) loss.......................................             (982)      10,909            -            -        9,927

Total continuing and discontinued operations:
Net (income) loss.......................................           (1,854)      16,352       (6,346)       2,864       11,016

Basic earnings (loss) per share:
Continuing operations...................................      $     (0.02) $      0.11  $     (0.13) $      0.06  $      0.02
Discontinued operations.................................            (0.02)        0.21            -            -         0.20
                                                              -----------  -----------  -----------  -----------  -----------
                                                              $     (0.04) $      0.32  $     (0.13) $      0.06  $      0.22
                                                              -----------  -----------  -----------  -----------  -----------
                                                              -----------  -----------  -----------  -----------  -----------
Basic earnings (loss) per ADS:
Continuing operations...................................      $     (0.17) $      1.07  $     (1.25) $      0.56  $      0.21
Discontinued operations.................................            (0.20)        2.15            -            -         1.96
                                                              -----------  -----------  -----------  -----------  -----------
                                                              $     (0.37) $      3.22  $     (1.25) $      0.56  $      2.17
                                                              -----------  -----------  -----------  -----------  -----------
                                                              -----------  -----------  -----------  -----------  -----------
Diluted earnings (loss) per share:
Continuing operations...................................      $     (0.02) $      0.11  $     (0.13) $      0.06  $      0.02
Discontinued operations.................................            (0.02)        0.21            -            -         0.20
                                                              -----------  -----------  -----------  -----------  -----------
                                                              $     (0.04) $      0.32  $     (0.13) $      0.06  $      0.22
                                                              -----------  -----------  -----------  -----------  -----------
                                                              -----------  -----------  -----------  -----------  -----------
Diluted earnings (loss) per ADS:
Continuing operations...................................      $     (0.13) $      1.05  $     (1.25) $      0.56  $      0.21
Discontinued operations.................................            (0.20)        2.13            -            -         1.94
                                                              -----------  -----------  -----------  -----------  -----------
                                                              $     (0.37) $      3.19  $     (1.25) $      0.56  $      2.15
                                                              -----------  -----------  -----------  -----------  -----------
                                                              -----------  -----------  -----------  -----------  -----------

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

     As of the end of the period covered by this annual report on Form 10-K, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this annual report on Form 10-K.

     There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2004 that materially affected, or that could reasonably likely materially affect, our internal controls over financial reporting.


                                    PART III

     Certain information required by Part III is omitted from this Form 10-K and is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 10, 2005 (the "Proxy Statement"), which will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.


Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers are as follows:

     Arthur I. Trueger, Executive Chairman: Mr. Trueger, age 56, is the founder and a principal shareholder of Berkeley Technology Limited. He has worked for us for more than 28 years and holds A.B., M.A. and J.D. degrees from the University of California.

     Ian K. Whitehead, Chief Financial Officer: Mr. Whitehead, age 50, has held the position of Chief Financial Officer of Berkeley Technology Limited since he joined us in 1990. Mr. Whitehead is a member of the Institute of Chartered Accountants in England and Wales.

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

     The following table is a summary of selected information for our equity compensation plans as of December 31, 2004.


                                                                                                   Number of Shares
                                            Number of Shares to        Weighted-Average     Remaining Available for
                                        be Issued Upon Exercise       Exercise Price of       Future Issuance Under
                                        of Outstanding Options,    Outstanding Options,         Equity Compensation
                                            Warrants and Rights     Warrants and Rights                       Plans
                                        -----------------------    --------------------      ----------------------

Equity compensation plans
   approved by shareholders.............              6,939,500 (1)               $3.00                         (1)

Equity compensation plans not
   approved by shareholders.............                290,500 (1)                3.85                         (1)
                                                ---------------                --------
Total...................................              7,230,000                   $3.03
                                                ---------------                --------
                                                ---------------                --------

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

     Information regarding the features of the equity compensation plan not approved by shareholders is incorporated by reference to Note 14 to the Consolidated Financial Statements in Item 8 of this Form 10-K.


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


                                     PART IV

Item 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)      The following documents are filed as a part of this Form 10-K:

1.       Financial Statements:                                                                               Page

         The following consolidated financial statements of us and subsidiaries are included in Item 8:

               Reports of Independent Certified Public Accountants..........................................  26

               Consolidated Balance Sheets as of December 31, 2004 and 2003.................................  27

               Consolidated Statements of Operations for the Years Ended
                   December 31, 2004, 2003 and 2002.........................................................  28

               Consolidated Statements of Cash Flows for the Years Ended
                   December 31, 2004, 2003 and 2002.........................................................  30

               Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
                   December 31, 2004, 2003 and 2002.........................................................  32

               Consolidated Statements of Comprehensive Income for the Years Ended
                   December 31, 2004, 2003 and 2002.........................................................  33

               Notes to the Consolidated Financial Statements...............................................  34

2.       Financial Statement Schedules:

         The following  financial  statement  schedules of Berkeley  Technology Limited and subsidiaries are included in this
         Form 10-K immediately  following Item 15 and should be read in conjunction with the consolidated  financial statements and notes thereto included in Item 8:

               Schedule I - Summary of Investments - Other Than Investments in Related
                   Parties..................................................................................  74

               Schedule II - Condensed Financial Information of Registrant

                   Condensed Balance Sheets as of December 31, 2004 and 2003................................  75

                   Condensed Statements of Operations for the Years Ended
                      December 31, 2004, 2003 and 2002......................................................  76

                   Condensed Statements of Cash Flows for the Years Ended
                      December 31, 2004, 2003 and 2002......................................................  77

                   Note to Condensed Financial Statements...................................................  78

               Schedule III - Supplementary Insurance Information...........................................  79

     All other financial statement schedules required by Regulation S-X have been omitted because they are not applicable or the required information is included in the applicable consolidated financial statements or notes thereto in
Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

3.       Exhibits:

     The following exhibits of Berkeley Technology Limited and subsidiaries are filed herewith or incorporated by reference as indicated below:


Exhibit
Number    Description
--------  -----------------

3.(I).1 Memorandum and Articles of Association of Berkeley Technology Limited, as amended and restated on April 18, 2000 (filed previously as Exhibit 3.(I) to our Form 10-Q for the quarter ended June 30, 2000).

3.(I).2 Certificate of Incorporation on Change of Name dated June 12, 2003 (filed previously as Exhibit 3.(I).2 to our Form 10-K for the year ended December 31, 2003).

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

4.6 Specimen Ordinary Share certificate, as amended on June 12, 2003 (filed previously as Exhibit 4.6 to our Form 10-K for the year ended December 31, 2003).

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

10.3.2(1) London Pacific Advisers Limited  Retirement Scheme  confirmation dated
          December  5,  2000 for Ian  Kenneth  Whitehead  (filed  previously  as
          Exhibit 10.3.3 to our Form 10-K for the year ended December 31, 2001).

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

14.1 Code of Ethics (filed previously as Exhibit 14.1 to our Form 10-K for the year ended December 31, 2003).

21        Subsidiaries of the Company as of March 23, 2005.

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



(b)    Our exhibits are listed in Item 15(a)(3) above.

(c)    Our financial statement schedules follow on pages 74 through 79.

                      SCHEDULE I - SUMMARY OF INVESTMENTS -
                    OTHER THAN INVESTMENTS IN RELATED PARTIES

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                             As of December 31, 2004


                            Column A                                Column B          Column C         Column D

                                                                                                        Amount at
                                                                                                      Which Shown
                                                                                                    in Consolidated
                                                                                           Fair          Balance
                       Type of Investments                             Cost (1)            Value         Sheet (2)
---------------------------------------------------------------   --------------   --------------   ---------------
                                                                                   (In thousands)
Fixed maturity securities:
Bonds:
   United States government and government
     agencies and authorities...................................  $           -    $            -   $             -
   States, municipalities and political subdivisions............               -                -                 -
   Foreign governments..........................................               -                -                 -
   Public utilities.............................................               -                -                 -
   Convertibles and bonds with warrants attached................               -                -                 -
   All other corporate bonds....................................          21,341           21,377            21,377
Redeemable preferred stock......................................               -                -                 -
                                                                  --------------   --------------   ---------------
Total fixed maturity securities.................................          21,341   $       21,377            21,377
                                                                  --------------   --------------   ---------------
                                                                                   --------------
Equity securities:
Common stocks:
   Industrial, miscellaneous and all other......................             592   $          558               558
Non-redeemable preferred stocks.................................             844              844               844
                                                                  --------------   --------------   ---------------
Total equity securities.........................................           1,436   $        1,402             1,402
                                                                  --------------   --------------   ---------------
                                                                                   --------------
Total investments...............................................  $       22,777                    $        22,779
                                                                  --------------                    ---------------
                                                                  --------------                    ---------------

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

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           BERKELEY TECHNOLOGY LIMITED
                            CONDENSED BALANCE SHEETS

                                                                                              December 31,
                                                                                   --------------------------------
                                                                                        2004              2003
                                                                                  ---------------    --------------
                                                                                  (In thousands, except share amounts)
                                                                ASSETS

Cash and cash equivalents......................................................... $        3,943    $        2,496
Investment in subsidiaries........................................................        (67,677)          (57,714)
Intercompany balances.............................................................         87,152           121,636
Other assets......................................................................            187               247
                                                                                   --------------    --------------
Total assets......................................................................        $23,605           $66,665
                                                                                   --------------    --------------
                                                                                   --------------    --------------


                                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accruals..................................................... $          379    $          299
Intercompany balances.............................................................            333            31,469
                                                                                   --------------    --------------
Total liabilities.................................................................            712            31,768
                                                                                   --------------    --------------
Commitments and contingencies

Shareholders' equity:
Ordinary shares, $0.05 par value per share: 86,400,000 shares authorized;
   64,439,073 shares issued and outstanding as of December 31, 2004
   and 2003.......................................................................          3,222             3,222
Additional paid-in capital........................................................         68,615            68,615
Retained earnings.................................................................         14,929            27,070
Employee benefit trusts, at cost (13,684,881 shares as of December 31,
   2004 and 2003).................................................................        (63,571)          (63,571)
Accumulated other comprehensive loss..............................................           (302)             (439)
                                                                                   --------------    --------------
Total shareholders' equity........................................................         22,893            34,897
                                                                                   --------------    --------------
Total liabilities and shareholders' equity........................................ $       23,605    $       66,665
                                                                                   --------------    --------------
                                                                                   --------------    --------------




            See accompanying Note to Condensed Financial Statements.

                           BERKELEY TECHNOLOGY LIMITED
                       CONDENSED STATEMENTS OF OPERATIONS


                                                                                      Years Ended December 31,
                                                                               --------------------------------------
                                                                                  2004          2003         2002(1)
                                                                               -----------   -----------   ----------
                                                                                           (In thousands)
Revenues:
Investment income............................................................  $        44   $         8   $       128
Interest and fees from subsidiaries, net (2).................................            -             -           307
Net realized investment losses...............................................            -          (246)      (10,827)
                                                                               -----------   -----------   -----------
                                                                                        44          (238)      (10,392)
Expenses:
Staff costs..................................................................          626           833         2,277
Escrow release...............................................................            -             -          (100)
Other operating expenses.....................................................        1,459         2,584         2,840
                                                                               -----------   -----------   -----------
                                                                                     2,085         3,417         5,017
                                                                               -----------   -----------   -----------
Loss before income tax benefit and equity in
   undistributed net income (loss) of subsidiaries...........................       (2,041)       (3,655)      (15,409)

Income tax benefit...........................................................            -             -          (683)
                                                                               -----------   -----------   -----------
Loss before equity in undistributed net income (loss) of
   subsidiaries..............................................................       (2,041)       (3,655)      (14,726)

Equity in undistributed net income (loss) of subsidiaries (2)................      (10,100)       14,671      (190,317)
                                                                               -----------   -----------   -----------
Income (loss) from continuing operations.....................................      (12,141)       11,016      (205,043)
                                                                               -----------   -----------   -----------

Discontinued operations:
Loss on disposal of discontinued operations, net of income tax
   benefit of $0.............................................................            -             -          (461)
                                                                               -----------   -----------   -----------
Loss on discontinued operations..............................................            -             -          (461)
                                                                               -----------   -----------   -----------

Net income (loss)............................................................  $   (12,141)  $    11,016   $  (205,504)
                                                                               -----------   -----------   -----------
                                                                               -----------   -----------   -----------

(1) Reclassifications  have been made related to discontinued  operations - see Note 3 to the Consolidated Financial
    Statements in Item 8 of Form 10-K for the year ended December 31, 2004.

(2) Eliminated on consolidation.

            See accompanying Note to Condensed Financial Statements.

                           BERKELEY TECHNOLOGY LIMITED
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                        Years Ended December 31,
                                                                               ---------------------------------------
                                                                                   2004         2003         2002(1)
                                                                               -----------   -----------   -----------
                                                                                            (In thousands)
Cash flows from continuing operating activities:
Net income (loss)............................................................  $   (12,141)  $    11,016   $  (205,043)

Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
Equity in undistributed net (income) loss of subsidiaries....................       10,100       (14,671)      190,317
Net realized investment losses...............................................            -           246        10,827
Taxes........................................................................            -             -        (2,162)
Other operating cash flows...................................................          140           489          (532)
                                                                               -----------   -----------   -----------
Net cash used in operating activities .......................................       (1,901)       (2,920)       (6,593)
                                                                               -----------   -----------   -----------
Cash flows from investing activities:
Payment of guarantee obligations.............................................            -       (10,836)            -
Advances to subsidiaries.....................................................         (195)         (144)            -
                                                                               -----------   -----------   -----------
Net cash used in investing activities........................................         (195)      (10,980)            -
                                                                               -----------   -----------   -----------
Cash flows from financing activities:
Dividends paid...............................................................            -             -        (2,032)
Repayments from subsidiaries.................................................        3,543        16,369           155
                                                                               -----------   -----------   -----------
Net cash provided by (used in) financing activities .........................        3,543        16,369        (1,877)
                                                                               -----------   -----------   -----------

Net increase (decrease) in cash and cash equivalents.........................        1,447         2,469        (8,470)
Cash and cash equivalents at beginning of year...............................        2,496            27         8,497
                                                                               -----------   -----------   -----------
Cash and cash equivalents at end of year.....................................  $     3,943   $     2,496   $        27
                                                                               -----------   -----------   -----------
                                                                               -----------   -----------   -----------

(1) Reclassifications  have been made related to discontinued  operations - see Note 3 to the Consolidated Financial
    Statements in Item 8 of Form 10-K for the year ended December 31, 2004.

            See accompanying Note to Condensed Financial Statements.

                           BERKELEY TECHNOLOGY LIMITED
                     NOTE TO CONDENSED FINANCIAL STATEMENTS


Note 1.    Basis of Presentation and Significant Accounting Policies

     The accompanying financial statements comprise a condensed presentation of financial position, results of operations and cash flows of Berkeley Technology Limited (the "Company") on a separate company basis. These condensed financial statements do not include the accounts of the Company's subsidiaries, but instead include the Company's investment in those subsidiaries, stated at amounts which are equal to the Company's equity in the subsidiaries' net assets. The consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this Form 10-K for the year ended December 31, 2004.

     Additional information about the significant accounting policies applied by the Company and its subsidiaries is included in Note 2 to the Consolidated Financial Statements in Item 8 of this Form 10-K for the year ended December 31, 2004.

               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

          Life Insurance and Annuities Segment (Continuing Operations)


                                                                                    Years Ended/As of December 31,
                                                                               ---------------------------------------
                                                                                  2004          2003         2002(1)
                                                                               -----------   -----------   -----------
                                                                                         (In thousands)


Deferred policy acquisition costs..........................................    $         -   $         -   $         -


Future policy benefits, losses, claims and loss expenses (2)...............         21,229        28,054        35,441


Unearned premiums..........................................................            N/A           N/A           N/A


Other policy claims and benefits payable (2)...............................              -             -             -


Premium revenue (3)........................................................              4             6         1,155


Net investment income (4)..................................................          1,295         1,834         6,060


Benefits, claims, losses and settlement expenses...........................            N/A           N/A           N/A


Amortization of deferred policy acquisition costs..........................              -             -         2,952


Other operating expenses...................................................            974           959         1,294


Premiums written...........................................................            N/A           N/A           N/A




---------------------------

(1) Reclassifications  have been made related to discontinued  operations - see Note 3 to the Consolidated Financial
    Statements in Item 8 of this Form 10-K for the year ended December 31, 2004.

(2) For additional disclosure regarding life insurance policy liabilities, see Note 8 to the Consolidated Financial
    Statements in Item 8 of this Form 10-K for the year ended December 31, 2004.

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


                                                 BERKELEY TECHNOLOGY LIMITED
                                                 (Registrant)

                                                 By     /s/  Arthur I. Trueger

Date:  March 23, 2005                                   Arthur I. Trueger
                                                        Executive Chairman


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                    /s/  Arthur I. Trueger
Date:  March 23, 2005               Arthur I. Trueger
                                    Executive Chairman
                                    (Principal Executive Officer)


                                    /s/  Ian K. Whitehead
Date:  March 23, 2005               Ian K. Whitehead
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


                                    /s/  Victor A. Hebert
Date:  March 23, 2005               Victor A. Hebert
                                    Deputy Chairman and Non-Executive Director


                                    /s/  Harold E. Hughes, Jr.
Date:  March 23, 2005               Harold E. Hughes, Jr.
                                    Non-Executive Director


                                    /s/  Trenchard
Date:  March 23, 2005               The Viscount Trenchard
                                    Non-Executive Director

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                EXHIBIT INDEX FOR THE ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2004


Exhibit
Number    Description
-------   -----------------

3.(I).1 Memorandum and Articles of Association of Berkeley Technology Limited, as amended and restated on April 18, 2000 (filed previously as Exhibit 3.(I) to our Form 10-Q for the quarter ended June 30, 2000).

3.(I).2 Certificate of Incorporation on Change of Name dated June 12, 2003 (filed previously as Exhibit 3.(I).2 to our Form 10-K for the year ended December 31, 2003).

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

4.6 Specimen Ordinary Share certificate, as amended on June 12, 2003 (filed previously as Exhibit 4.6 to our Form 10-K for the year ended December 31, 2003).

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

10.3.2(1) London Pacific Advisers Limited  Retirement Scheme  confirmation dated
          December  5,  2000 for Ian  Kenneth  Whitehead  (filed  previously  as
          Exhibit 10.3.3 to our Form 10-K for the year ended December 31, 2001).

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

14.1 Code of Ethics (filed previously as Exhibit 14.1 to our Form 10-K for the year ended December 31, 2003).

21        Subsidiaries of the Company as of March 23, 2005.

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