Form 10-Q
period 2005-03-31
BERKELEY TECHNOLOGY LTD
filed 2005-05-13
CIK 891377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ____________________


                                    FORM 10-Q

(Mark One)

/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2005

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

     As of May 13, 2005, the registrant had outstanding 64,439,073 Ordinary Shares, par value $0.05 per share.

                                TABLE OF CONTENTS



                                     PART I
                              FINANCIAL INFORMATION

                                                                                                             Page

Item 1.    Financial Statements:

           Unaudited Condensed Consolidated Balance Sheets as of March 31, 2005 and
               December 31, 2004............................................................................    3

           Unaudited Condensed Consolidated Statements of Operations for the three months
               ended March 31, 2005 and 2004................................................................    4

           Unaudited Condensed Consolidated Statements of Cash Flows for the three months
               ended March 31, 2005 and 2004................................................................    5

           Unaudited Consolidated Statement of Changes in Shareholders' Equity for the three months
               ended March 31, 2005.........................................................................    6

           Unaudited Consolidated Statements of Comprehensive Income for the three months
               ended March 31, 2005 and 2004................................................................    7

           Notes to Unaudited Condensed Consolidated Financial Statements...................................    8

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations............   17

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.......................................   24

Item 4.    Controls and Procedures..........................................................................   25


                                     PART II

                                OTHER INFORMATION

Item 1.    Legal Proceedings................................................................................   26

Item 6.    Exhibits.........................................................................................   26

Signature  .................................................................................................   27

Exhibit Index...............................................................................................   28


                         PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                     March 31,   December 31,
                                                                                       2005          2004
                                                                                   ------------  ------------
                                            ASSETS

Investments (principally of life insurance subsidiary):
   Fixed maturities:
     Available-for-sale, at fair value (amortized cost: $24,087 and $21,341
       as of March 31, 2005 and December 31, 2004, respectively).................. $     24,033  $     21,377
     Held-to-maturity, at amortized cost (fair value: $8,220 and $0
       as of March 31, 2005 and December 31, 2004, respectively)..................        8,289             -
   Equity securities:
     Trading, at fair value (cost: $102 and $586 as of March 31, 2005
       and December 31, 2004, respectively).......................................           46           552
     Available-for-sale, at estimated fair value (cost: $850 as of
       March 31, 2005 and December 31, 2004)......................................          850           850
                                                                                   ------------  ------------
Total investments.................................................................       33,218(1)     22,779

Cash and cash equivalents.........................................................        6,498(1)     19,495
Cash held in escrow...............................................................        1,009         1,005
Accrued investment income.........................................................        1,017           737
Other assets......................................................................          502           691
                                                                                   ------------  ------------
Total assets...................................................................... $     42,244  $     44,707
                                                                                   ------------  ------------
                                                                                   ------------  ------------

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Life insurance policy liabilities................................................. $     19,891  $     21,229
Accounts payable and accruals.....................................................          700           585
                                                                                   ------------  ------------
Total liabilities.................................................................       20,591        21,814
                                                                                   ------------  ------------
Commitments and contingencies (see Note 6)

Shareholders' equity:
Ordinary shares, $0.05 par value per share: 86,400,000 shares authorized;
   64,439,073 shares issued and outstanding as of March 31, 2005 and
   December 31, 2004..............................................................        3,222         3,222
Additional paid-in capital........................................................       67,660        68,615
Retained earnings.................................................................       13,770        14,929
Employee benefit trusts, at cost (13,522,381 and 13,684,881 shares
   as of March 31, 2005 and December 31, 2004, respectively)......................      (62,598)      (63,571)
Accumulated other comprehensive loss..............................................         (401)         (302)
                                                                                   ------------  ------------
Total shareholders' equity........................................................       21,653        22,893
                                                                                   ------------  ------------
Total liabilities and shareholders' equity........................................ $     42,244  $     44,707
                                                                                   ------------  ------------
                                                                                   ------------  ------------

(1) Includes  $24,877 of investments  and $5,596 of cash and cash  equivalents in the Company's  insurance  subsidiary
    (London Pacific Assurance  Limited  ("LPAL"))  which are not currently  available to fund the operations or commitments of the Company or its other subsidiaries.


 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share and ADS amounts)

                                                                                      Three Months Ended
                                                                                             March 31,
                                                                                   ------------  ------------
                                                                                       2005          2004
                                                                                   ------------  ------------

Revenues:
Investment income.................................................................   $      397    $      357
Insurance policy charges..........................................................            -             2
Consulting and other fee income...................................................          143            97
Net realized investment losses....................................................          (43)         (644)
Change in net unrealized investment gains and losses on trading securities........          (22)       (4,833)
                                                                                   ------------  ------------
                                                                                            475        (5,021)
Expenses:
Amounts credited on insurance policyholder accounts...............................          290           384
Operating expenses................................................................        1,339         1,278
                                                                                   ------------  ------------
                                                                                          1,629         1,662
                                                                                   ------------  ------------
Loss before income tax expense....................................................       (1,154)       (6,683)

Income tax expense................................................................            5             7
                                                                                   ------------  ------------
Net loss..........................................................................   $   (1,159)   $   (6,690)
                                                                                   ------------  ------------
                                                                                   ------------  ------------

Basic and diluted loss per share and ADS:

Basic and diluted loss per share..................................................   $    (0.02)   $    (0.13)
                                                                                   ------------  ------------
                                                                                   ------------  ------------

Basic and diluted loss per ADS....................................................   $    (0.23)   $    (1.32)
                                                                                   ------------  ------------
                                                                                   ------------  ------------





 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                      Three Months Ended
                                                                                             March 31,
                                                                                   ------------  ------------
                                                                                       2005          2004
                                                                                   ------------  ------------

Net cash provided by (used in) operating activities...............................   $     (171)   $      113


Cash flows from investing activities:
Purchases of held-to-maturity fixed maturity securities...........................       (8,510)            -
Purchases of available-for-sale fixed maturity securities.........................       (5,122)            -
Purchases of available-for-sale equity securities.................................            -           (15)
Proceeds from maturity of held-to-maturity fixed maturity securities..............          200             -
Proceeds from sale and maturity of available-for-sale fixed maturity securities...        1,911         3,098
Other investing cash flows........................................................            -            (2)
                                                                                   ------------  ------------
Net cash provided by (used in) investing activities...............................      (11,521)        3,081
                                                                                   ------------  ------------

Cash flows from financing activities:
Insurance policyholder benefits paid..............................................       (1,309)       (4,137)
Proceeds from disposal of shares by the employee benefit trusts...................           18             -
                                                                                   ------------  ------------
Net cash used in financing activities.............................................       (1,291)       (4,137)
                                                                                   ------------  -----------

Net decrease in cash and cash equivalents.........................................      (12,983)         (943)
Cash and cash equivalents at beginning of period (1)..............................       19,495        14,408
Foreign currency translation adjustment...........................................          (14)           79
                                                                                   ------------  ------------
Cash and cash equivalents at end of period (1), (2)...............................   $    6,498    $   13,544
                                                                                   ------------  ------------
                                                                                   ------------  ------------

(1) Does not include $1,009 of cash held in escrow as of March 31, 2005.

(2) The amount for March 31, 2005 includes  $5,596 in the Company's  insurance  subsidiary  (LPAL) which is not currently  available to fund the operations or commitments of the Company or its other subsidiaries.



 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                                            Accumulated
                                                                                               Other
                                  Ordinary Shares     Additional                Employee      Compre-      Total
                                --------------------    Paid-in    Retained      Benefit      hensive   Shareholders'
                                  Number     Amount     Capital    Earnings      Trusts        Loss       Equity
                                ---------  ---------  ----------  ----------   ----------   -----------  ----------
Balance as of
   December 31, 2004............   64,439  $   3,222   $  68,615   $  14,929   $  (63,571)  $      (302)  $  22,893

Net loss........................        -          -           -      (1,159)           -             -      (1,159)
Exercise of employee share
   options, including income
   tax effect...................        -          -        (955)          -          973             -          18
Change in net unrealized
   gains and losses on
   available-for-sale securities        -          -           -           -            -           (90)        (90)
Foreign currency translation
   adjustment...................        -          -           -           -            -            (9)         (9)

                                ---------  ---------  ----------  ----------   ----------   -----------  ----------
Balance as of
   March 31, 2005...............   64,439  $   3,222   $  67,660   $  13,770   $  (62,598)  $      (401)  $  21,653
                                ---------  ---------  ----------  ----------   ----------   -----------  ----------
                                ---------  ---------  ----------  ----------   ----------   -----------  ----------











 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)


                                                                                      Three Months Ended
                                                                                             March 31,
                                                                                   ------------  ------------
                                                                                       2005          2004
                                                                                   ------------  ------------

Net loss..........................................................................   $   (1,159)   $   (6,690)

Other comprehensive income (loss), net of deferred income taxes:

Foreign currency translation adjustments, net of income taxes of $0...............           (9)           53

Change in net unrealized gains and losses:
   Unrealized holding gains and losses on available-for-sale securities...........          (88)           (8)
   Reclassification adjustment for gains and losses included in net loss..........           (2)           (6)
   Deferred income taxes..........................................................            -             -
                                                                                   ------------  ------------
Other comprehensive income (loss).................................................          (99)           39
                                                                                   ------------  ------------
Comprehensive loss................................................................   $   (1,258)   $   (6,651)
                                                                                   ------------  ------------
                                                                                   ------------  ------------














 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2005

     As used herein, the terms "registrant," "Company," "we," "us" and "our" refer to Berkeley Technology Limited. Except as the context otherwise requires, the term "Group" refers collectively to the registrant and its subsidiaries.


Note 1.   Basis of Presentation and Principles of Consolidation

     The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in conformity with United States generally accepted accounting principles ("U.S. GAAP"). These unaudited condensed consolidated financial statements include the accounts of the Company, its subsidiaries, the Employee Share Option Trust ("ESOT") and the Agent Loyalty Opportunity Trust ("ALOT"). Significant subsidiaries included in the operations of the Group and discussed in this document include London Pacific Assurance Limited ("LPAL") and Berkeley International Capital Corporation ("BICC"). All intercompany transactions and balances have been eliminated in consolidation.

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

     While the Company's management believes that the disclosures presented are adequate to make the information not misleading, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2004, which are contained in the Company's Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission ("SEC") on March 23, 2005. The December 31, 2004 condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

     The results for the three month period ended March 31, 2005 are not indicative of the results to be expected for the full fiscal year.

     The unaudited condensed consolidated balance sheets are presented in an unclassified format as the majority of the Group's assets relate to its life insurance and annuities business. The Group's other business is venture capital and consulting.

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

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

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

     Had compensation expense for the Company's ESOT activity been determined based upon the fair value method in accordance with SFAS 123, the Company's consolidated net loss and loss per share and ADS would have been increased or decreased to the pro forma amounts as reflected below:

                                                                                      Three Months Ended
                                                                                             March 31,
                                                                                   ------------  ------------
                                                                                       2005          2004
                                                                                   ------------  ------------
                                                                                   (In thousands, except per
                                                                                      share and ADS amounts)

Net loss as reported..............................................................   $   (1,159)   $   (6,690)
Add: Stock based employee compensation expense included in
    reported loss, net of related tax effects.....................................            -             -

Deduct: Total stock based employee compensation expense determined
    under fair value based methods for all awards, net of related tax effects.....           56(1)        (49)
                                                                                   ------------  ------------

Pro forma net loss................................................................   $   (1,103)   $   (6,739)
                                                                                   ------------  ------------
                                                                                   ------------  ------------
Basic and diluted loss per share:
As reported.......................................................................        (0.02)        (0.13)
Pro forma.........................................................................        (0.02)        (0.13)
Basic and diluted loss per ADS:
As reported.......................................................................        (0.23)        (1.32)
Pro forma.........................................................................        (0.22)        (1.33)

(1) Compensation  expense was negative  for the three month period ended March 31, 2005 due to the reversal of $85,000 in compensation expense  recognized in prior periods  primarily  related to the forfeiture  during the first quarter of 2005 of all of the unvested and out-of-the-money vested options held by employees who terminated employment during the first quarter of 2005.

     The pro forma disclosures shown above were calculated for all options granted after December 31, 1994 using a Black-Scholes option pricing model. No option grants were made during 2004 or in the first quarter of 2005.

Recently Issued Accounting Pronouncements

     In December 2004, the FASB issued Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS 123R"), "Share-Based Payment." SFAS 123R is a revision of SFAS 123 and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. SFAS 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. On April 14, 2005, the SEC approved a new rule that delays the effective date of SFAS 123R. Under the SEC's rule, SFAS 123R is now effective for the Company beginning January 1, 2006. The Company has not yet determined which of the aforementioned adoption methods it will use.

     Emerging Issues Task Force Issue No. 03-1 ("EITF 03-1"), "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," was issued and is effective March 31, 2004. EITF 03-1 provides guidance for determining the meaning of "other-than-temporarily impaired" and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired. On September 30, 2004, the FASB decided to delay the effective date for the measurement and recognition guidance contained in EITF 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in EITF 03-1 was not delayed. Management continues to closely monitor the effect of implementing EITF 03-1, but does not believe the Group has any "other-than-temporarily impaired" securities at March 31, 2005. As of that date, 75% of the Group's $32.3 million in fixed maturity securities will mature by March 31, 2006 and it is management's intent to hold these securities to maturity.


Note 2.   Earnings Per Share and ADS

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

     The Company has also issued Ordinary Share warrants to Bank of Scotland in connection with the Company's bank facility (now terminated), which are also considered potential common stock under SFAS 128. Diluted earnings per share is calculated by dividing net income by the weighted-average number of Ordinary Shares outstanding during the applicable period as adjusted for these potentially dilutive options and warrants which are determined based on the "Treasury Stock Method." As the Company recorded a net loss for both of the three month periods ended March 31, 2005 and 2004, the calculations of diluted loss per share for these periods do not include potentially dilutive employee share options and warrants issued to the Bank of Scotland as they are anti-dilutive and, if included, would have resulted in a reduction of the net loss per share. If the Company had reported net income for both of the three month periods ended March 31, 2005 and 2004, there would have been an additional 117,139 and 862,058 shares, respectively, included in the calculations of diluted earnings per share for these periods.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     A reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share calculations is as follows:

                                                                                      Three Months Ended
                                                                                             March 31,
                                                                                   ------------  ------------
                                                                                       2005          2004
                                                                                   ------------  ------------
                                                                                  (In thousands, except share,
                                                                                    per share and ADS amounts)

Net loss..........................................................................   $   (1,159)   $   (6,690)
                                                                                   ------------  ------------
                                                                                   ------------  ------------

Basic and diluted loss per share and ADS:
Weighted average number of Ordinary Shares outstanding,
  excluding shares held by the employee benefit trusts............................   50,916,692    50,754,192
                                                                                   ------------  ------------

Basic and diluted loss per share..................................................   $    (0.02)   $    (0.13)
                                                                                   ------------  ------------
                                                                                   ------------  ------------

Basic and diluted loss per ADS....................................................   $    (0.23)   $    (1.32)
                                                                                   ------------  ------------
                                                                                   ------------  ------------


Note 3.   Investments

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

     The Group's fixed maturity securities are principally comprised of U.S. and non-U.S. corporate debt and U.S. government agency securities. Generally, quoted market prices are available for these securities.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Fixed Maturity Securities

       An analysis of fixed maturity securities is as follows:

                                              March 31, 2005                                     December 31, 2004
                            --------------------------------------------------  --------------------------------------------------
                                           Gross        Gross       Estimated                   Gross       Gross       Estimated
                             Amortized   Unrealized   Unrealized      Fair       Amortized   Unrealized   Unrealized      Fair
                               Cost        Gains        Losses        Value        Cost         Gains       Losses        Value
                            -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                                                 (In thousands)
Available-for-Sale:
Non-U.S. corporate
   debt securities......... $    18,681  $        24  $       (29) $    18,676  $    19,117  $        65  $       (29) $    19,153
Corporate debt securities..       5,406            -          (49)       5,357        2,224            1           (1)       2,224
                            -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
                            $    24,087  $        24  $       (78) $    24,033  $    21,341  $        66  $       (30) $    21,377
                            -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------

Held-to-Maturity:
U.S. government agency
   securities.............. $     1,144  $         -  $        (1) $     1,143  $         -  $         -  $         -  $         -
Corporate debt securities..       7,145            -          (68)       7,077            -            -            -            -
                            -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
                            $     8,289  $         -  $       (69) $     8,220  $         -  $         -  $         -  $         -
                            -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Total fixed maturity
   securities.............. $    32,376  $        24  $      (147) $    32,253  $    21,341  $        66  $       (30) $    21,377
                            -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
                            -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------

Equity Securities

         Equity securities are comprised of available-for-sale and trading securities. An analysis of equity securities is as follows:


                                              March 31, 2005                                     December 31, 2004
                            --------------------------------------------------  --------------------------------------------------
                                           Gross        Gross       Estimated                   Gross       Gross       Estimated
                                         Unrealized   Unrealized      Fair                   Unrealized   Unrealized      Fair
                               Cost        Gains        Losses        Value        Cost         Gains       Losses        Value
                            -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
                                                                 (In thousands)
Private corporate equity
   securities.............. $       850  $         -  $         -  $       850  $       850  $         -  $         -  $       850
                            -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------

Total available-for-sale
   equity securities.......         850            -            -          850          850            -            -          850

Trading securities.........         102            -          (56)          46          586           20          (54)         552
                            -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
Total equity securities.... $       952  $         -  $       (56) $       896  $     1,436  $        20  $       (54) $     1,402
                            -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------
                            -----------  -----------  -----------  -----------  -----------  -----------  -----------  -----------

     Trading securities are carried at fair value with changes in net unrealized gains and losses of $(22,000) and $(4,833,000) included in the losses for the three month periods ended March 31, 2005 and 2004, respectively.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Investment Concentration and Risk

     As of March 31, 2005, fixed maturity securities held by the Group included investments in Ford Motor Credit ("FMC") of $6,106,000 and General Motors Acceptance Corp. ("GMAC") of $6,097,000. These two corporate issuers represented more than 10% of shareholders' equity as of March 31, 2005. However, both of these holdings are short-term: the FMC bonds will mature on February 1, 2006 and the GMAC bonds will mature on January 15, 2006.

     As of March 31, 2005, the Company's Jersey based life insurance subsidiary, LPAL, owned 74% of the Group's $32.3 million in fixed maturity securities, 99% of the Group's $0.9 million in available-for-sale private equity securities, and none of the Group's $46,000 in trading securities. LPAL is a regulated insurance company, and as such it must meet stringent capital adequacy requirements and it may not make any distributions without the consent of LPAL's independent actuary. LPAL's investments are therefore not currently available to fund the operations or commitments of the Company or its other subsidiaries.

     Fixed maturity securities considered less than investment grade approximated 0.9% of total fixed maturity securities as of March 31, 2005. On May 5, 2005, one of the two major credit rating agencies in the U.S. downgraded the long-term credit ratings of Ford Motor Co. and General Motors Corp. As discussed above, the Group's FMC and GMAC holdings, which total $12.2 million in aggregate, representing 37.8% of total fixed maturity securities as of March 31, 2005, will mature in early 2006. As the Group intends to hold these securities to maturity, the Group's management does not believe that the credit rating downgrades will adversely impact the repayment of principal in full at maturity of these bonds.

Net Unrealized Gains (Losses) on Available-for-Sale Securities

     Net unrealized gains and (losses) on fixed maturity securities classified as available-for-sale as of March 31, 2005 and December 31, 2004 totaled $(54,000) and $36,000, respectively. There were no related deferred policy acquisition cost adjustments or income taxes.

     There were no unrealized gains or losses on equity securities classified as available-for-sale as of March 31, 2005 and December 31, 2004, respectively.

     Changes in net unrealized gains and losses on available-for-sale securities included in other comprehensive income for the period ended March 31, 2005 were as follows:

                                                                                         Net Unrealized Gains (Losses)
                                                                                   ----------------------------------------
                                                                                      Fixed
                                                                                     Maturity       Equity
                                                                                    Securities    Securities      Total
                                                                                   ------------  ------------  ------------
                                                                                                (In thousands)

Net unrealized gains on available-for-sale securities as of
   December 31, 2004.........................................................        $       36    $        -    $       36

Changes during the three month period ended March 31, 2005:
   Unrealized holding gains and losses on available-for-sale securities......               (88)            -           (88)
   Reclassification adjustment for gains and losses included in net
      income (loss)..........................................................                (2)            -            (2)
                                                                                   ------------  ------------  ------------
Net unrealized losses on available-for-sale securities as of
   March 31, 2005............................................................        $      (54)   $        -     $     (54)
                                                                                   ------------  ------------  ------------
                                                                                   ------------  ------------  ------------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Realized Gains and Losses

     Information about gross and net realized gains and losses on securities transactions is as follows:


                                                                                      Three Months Ended
                                                                                             March 31,
                                                                                   ------------  ------------
                                                                                       2005          2004
                                                                                   ------------  ------------
                                                                                         (In thousands)
Realized gains (losses) on securities transactions:
Equity securities, trading:
   Gross gains....................................................................   $       22    $    1,231
   Gross losses...................................................................          (65)            -
                                                                                   ------------  ------------
Net realized gains (losses) on equity securities, trading.........................          (43)        1,231
                                                                                   ------------  ------------
Equity securities, available-for-sale:
   Gross losses...................................................................            -        (1,875)
                                                                                   ------------  ------------
Net realized investment losses on securities transactions.........................   $      (43)   $     (644)
                                                                                   ------------  ------------
                                                                                   ------------  ------------


Note 4.   Cash Held in Escrow

     Cash held in escrow consists of the proceeds from the sale of London Pacific Advisors ("LPA") to SunGard Business Systems Inc. ("SunGard") on June 5, 2003 which were held back to cover any of the Group's indemnity obligations within the 18 month period following the close of the transaction. Funds were due to be released with accrued interest in December 2004, less any amounts related to indemnification matters as set out in the sale and purchase agreement. The Company was made aware on March 8, 2005 of SunGard's complaint with respect to alleged losses in an amount equal to at least $7.2 million resulting from, among other things, alleged breaches of representations and warranties contained in the sale and purchase agreement. SunGard is also seeking indemnification from the Company. After consultation with its legal advisors, the Group's management believes that this claim is without merit, and the Group is defending the matter vigorously. See Part II, Item 1 "Legal Proceedings" below for further information. Due to this indemnification claim by SunGard, the $1.0 million in cash held in escrow was not released to the Group in December 2004 as scheduled. The Company has not made any reserve against the $1.0 million in escrow.


Note 5.   Other Assets

     An analysis of other assets is as follows:

                                                                                     March 31,   December 31,
                                                                                       2005          2004
                                                                                   ------------  ------------
                                                                                         (In thousands)

Property, equipment and leasehold improvements, net...............................   $       59    $       70
Prepayments.......................................................................          325           422
Receivables:
   Fee income receivable..........................................................           93           175
   Other receivables .............................................................           25            24
                                                                                   ------------  ------------
Total other assets................................................................   $      502    $      691
                                                                                   ------------  ------------
                                                                                   ------------  ------------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Note 6.   Commitments and Contingencies

     As previously disclosed in the Company's 2002, 2003 and 2004 audited consolidated financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K for each of those years, the Company's primary insurance company, London Pacific Life & Annuity Company ("LPLA"), in August 2002 was placed under regulatory control and rehabilitation based on LPLA's statutory capital and surplus as of June 30, 2002. On July 9, 2004, a court order was issued approving a plan of liquidation for LPLA and also approving exchange agreements which give policyholders the option of exchanging their existing policies for new policies in another insurance company. In the course of the administration of LPLA in rehabilitation, in November 2002, the North Carolina Department of Insurance ("NCDOI") requested information concerning the history of a limited number of investments in securities of portfolio companies. These portfolio investments have been associated with LPLA for more than seven years, and involve intercompany transfers. The history of their investment performance and ownership is complex. The Company has complied with these requests. The Company is not able at this time to predict what conclusions the NCDOI will reach after evaluation of this information.

     As discussed above in Note 4 "Cash Held in Escrow," on March 8, 2005, the Company was made aware of a complaint filed by SunGard and SunGard's claim for indemnification with respect to alleged losses in an amount equal to at least $7.2 million resulting from, among other things, alleged breaches of representations and warranties contained in the sale and purchase agreement. After consultation with its legal advisors, the Group's management believes that this claim is without merit, and the Group is defending the matter vigorously. As such, no provision for this contingent liability has been included in the Group's financial statements as of March 31, 2005, nor has the Company made any reserve against the $1.0 million held in escrow. See Part II, Item 1 "Legal Proceedings" below for further information.

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

     Under its Memorandum and Articles of Association, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company maintains directors and officers liability insurance that limits the Company's exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2005.

     The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, clients and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions sometimes include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2005.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Note 7.   Business Segment and Geographical Information

     The Company's reportable operating segments are classified according to its businesses of life insurance and annuities, and venture capital and consulting.

     Intercompany transfers between reportable operating segments are accounted for at prices which are designed to be representative of unaffiliated third party transactions.

     Summary revenue and investment gain (loss) information by geographic segment, based on the domicile of the Group company generating those revenues, is as follows:

                                                                                      Three Months Ended
                                                                                             March 31,
                                                                                   ------------  ------------
                                                                                       2005          2004
                                                                                   ------------  ------------
                                                                                        (In thousands)

Jersey............................................................................   $      310    $   (4,400)
Guernsey..........................................................................           15          (731)
United States.....................................................................          150           110
                                                                                   ------------  ------------
Consolidated revenues and net investment gains and losses.........................   $      475    $   (5,021)
                                                                                   ------------  ------------
                                                                                   ------------  ------------

     Revenues  and income  (loss)  before  income tax expense for the  Company's
reportable  operating  segments,   based  on  management's   internal  reporting
structure, were as follows:

                                                                                      Three Months Ended
                                                                                             March 31,
                                                                                   ------------  ------------
                                                                                       2005          2004
                                                                                   ------------  ------------
                                                                                         (In thousands)
Revenues and net investment gains and losses:
Life insurance and annuities .....................................................   $      296    $   (4,405)
Venture capital management........................................................           98          (642)
                                                                                   ------------  ------------
                                                                                            394        (5,047)
Reconciliation of segment amounts to consolidated amounts:
Interest and other fee income ....................................................           81            26
                                                                                   ------------  ------------
Consolidated revenues and net investment gains and losses.........................   $      475    $   (5,021)
                                                                                   ------------  ------------
                                                                                   ------------  ------------
Loss before income taxes:
Life insurance and annuities .....................................................   $     (433)   $   (5,045)
Venture capital management........................................................         (211)         (971)
                                                                                   ------------  ------------
                                                                                           (644)       (6,016)
Reconciliation of segment amounts to consolidated amounts:
Interest and other fee income.....................................................           81            26
Corporate expenses................................................................         (591)         (693)
                                                                                   ------------  ------------
Consolidated loss before income tax expense ......................................   $   (1,154)   $   (6,683)
                                                                                   ------------  ------------
                                                                                   ------------  ------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As used herein, the terms "registrant," "Company," "we," "us" and "our" refer to Berkeley Technology Limited. Except as the context otherwise requires, the term "Group" refers collectively to the registrant and its subsidiaries.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements, and the notes thereto, included in this quarterly report, and the December 31, 2004 audited consolidated financial statements, and the notes thereto, included in our Annual Report on Form 10-K filed with the SEC on March 23, 2005. The unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. This item should also be read in conjunction with the "Forward-Looking Statements and Factors That May Affect Future Results" which are set forth below and in our other filings with the SEC.

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

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Life Insurance and Annuities

     Certain information regarding our life insurance and annuities segment's results of operations is as follows:

                                                                                      Three Months Ended
                                                                                             March 31,
                                                                                   ------------  ------------
                                                                                       2005          2004
                                                                                   ------------  ------------
                                                                                         (In thousands)
Revenues and net investment gains (losses):
Investment income.................................................................   $      321    $      338
Insurance policy charges .........................................................            -             2
Net realized investment losses....................................................          (43)       (1,256)
Change in net unrealized investment gains and losses on trading securities .......           18        (3,489)
                                                                                   ------------  ------------
Total revenues and net investment losses..........................................          296        (4,405)

Expenses:
Amounts credited on insurance policyholder accounts ..............................          290           384
General and administrative expenses ..............................................          439           256
                                                                                   ------------  ------------
Total expenses....................................................................          729           640
                                                                                   ------------  ------------
Loss before income tax expense....................................................   $     (433)   $   (5,045)
                                                                                   ------------  ------------
                                                                                   ------------  ------------

     As previously disclosed in our 2002, 2003 and 2004 Annual Reports on Form 10-K, during 2002, our primary insurance company, LPLA, was placed under regulatory control and rehabilitation based on LPLA's statutory capital and surplus as of June 30, 2002. On July 2, 2002, we announced that further declines in the value of LPLA's investment portfolio, due to persistent negative events in the equity and bond markets, continued to erode significantly the statutory capital of LPLA and that we were unsuccessful in concluding a transaction to enhance the capital of LPLA. As a consequence, LPLA discontinued the issuance of new policies as of July 2, 2002. Although the statutory capital of our Jersey insurance subsidiary, LPAL, was not affected by the adverse equity and bond markets to the same extent as the statutory capital of LPLA, we also announced on July 2, 2002 that LPAL would discontinue writing new policies effective immediately. The decision to discontinue the issuance of new policies through LPAL was made to avoid the increased capital requirements created by additional policyholder liabilities. Subsequent to this announcement and other announcements relating to the Company and LPLA, LPAL policy surrenders increased substantially. Approximately 86% of LPAL's $140.2 million in policyholder liabilities as of June 30, 2002 have been surrendered or have matured as of March 31, 2005. Policyholder liabilities as of March 31, 2005 were $19.9 million.

     Due to the events referred to above, LPAL focuses on managing the remaining block of policyholder liabilities. There are no plans currently to write new policies.

First quarter of 2005 compared to first quarter of 2004

     In the first quarter of 2005, LPAL contributed a loss before income taxes of $0.4 million to our overall loss before income taxes, compared to a loss before income taxes of $5.0 million in the first quarter of 2004. Net realized investment losses in the first quarter of 2005 were $43,000 compared to net realized investment losses of $1.3 million in the first quarter of 2004. The gain from the change in net unrealized investment gains and losses was $18,000 in the first quarter of 2005, compared to a loss of $3.5 million in the first quarter of 2004. In the first quarter of 2005, the spread between investment income and amounts credited to policyholders increased by $77,000; and general and administrative expenses, excluding employee severance costs of $293,000, decreased by $110,000, each as compared to the first quarter of 2004.

     LPAL did not generate any premiums during the first quarter of 2005 or 2004. LPAL discontinued selling new policies on July 2, 2002 as a result of the events described above.

     The spread between investment income and amounts credited to policyholders improved during the first quarter of 2005 compared to the first quarter of 2004, from negative $46,000 to positive $31,000. Interest credited on policyholder accounts decreased by $0.1 million in the first quarter of 2005 to $0.3 million, compared with $0.4 million in the first quarter of 2004. This decrease was primarily due to policy maturities. The average rate credited to policyholders was 5.5% during the first quarter of 2005, the same as in the first quarter of 2004. Interest income on investments remained level at $0.3 million in the first quarter of 2005, compared to the first quarter of 2004. Though some of LPAL's corporate bonds investments have matured since the first quarter of 2004, matching policy maturities, the level of corporate bonds held by LPAL has increased from $22.8 million at March 31, 2004 to $24.0 million at March 31, 2005. LPAL sold all of its $9.5 million of listed equity securities held at March 31, 2004 by the end of the first quarter of 2005, and has reinvested most of the proceeds in corporate bonds.

     Net investment losses totaled $25,000 in the first quarter of 2005, compared to net investment losses of $4.7 million in the first quarter of 2004. As discussed above, during 2004, LPAL held significant levels of listed equity securities, causing LPAL's results to be impacted by equity market volatility. As LPAL no longer holds these listed equity securities, LPAL's equity market risk has been reduced significantly.

     Total invested assets decreased to $31.5 million as of March 31, 2005, compared to $33.1 million as of December 31, 2004, primarily due to policyholder benefits paid of $1.3 million during the first quarter of 2005. On total average invested assets in the first quarter of 2005, the average annualized net return, including both realized and unrealized investment gains and losses, was 3.8%, compared with -40.1% in the first quarter of 2004.

     Policyholder liabilities as of March 31, 2005 were $19.9 million of which $5.5 million is scheduled to mature during the remaining nine months of 2005. The maturity profile of LPAL's corporate bond portfolio has been structured to match approximately the maturity profile of LPAL's policies. In the absence of significant redemptions, policyholder liabilities are projected to be approximately $15.1 million at the end of 2005.

     Included in general and administrative expenses for the first quarter of 2005 are $293,000 of employee severance costs. In order to reduce operating costs and to conserve cash, and in light of the decrease in the size of LPAL's operations, LPAL reduced its staff in January 2005. Excluding the $293,000 of employee severance costs, general and administrative expenses for the first quarter of 2005 were $146,000, compared to $256,000 for the first quarter of 2004. This decrease was primarily due to lower staff costs.

Venture Capital and Consulting

     Certain information regarding our venture capital and consulting segment's results of operations is as follows:

                                                                                      Three Months Ended
                                                                                             March 31,
                                                                                   ------------  ------------
                                                                                       2005          2004
                                                                                   ------------  ------------
                                                                                         (In thousands)
Revenues and net investment gains (losses):
Consulting fees...................................................................   $      138    $       90
Net realized investment gains.....................................................            -           441
Change in net unrealized investment gains and losses on trading securities........          (40)       (1,173)
                                                                                   ------------  ------------
Total revenues and net investment gains (losses)..................................           98          (642)

Operating expenses................................................................          309           329
                                                                                   ------------  ------------
Loss before income tax expense....................................................   $     (211)   $     (971)
                                                                                   ------------  ------------
                                                                                   ------------  ------------

First quarter of 2005 compared to first quarter of 2004

     In the first quarter of 2005, the venture capital and consulting segment contributed a loss before income taxes of $0.2 million to our overall loss before income taxes, compared to a loss before income taxes of $1.0 million in the first quarter of 2004. The loss in the first quarter of 2005 was attributable partly to an excess of operating expenses over consulting fee income and partly to unrealized investment losses on listed equity securities. The results in the first quarter of 2004 were attributable primarily to net realized and unrealized investment losses on listed equity securities. These positions in listed equity securities resulted from privately held technology companies, in which the venture capital and consulting segment had an equity interest, completing initial public offerings or being acquired by publicly traded companies in stock-for-stock acquisitions. At March 31, 2004, the venture capital and consulting segment held $2.0 million of listed equity securities. By the end of the third of quarter of 2004, all but one listed equity holding were sold, thereby significantly reducing this segment's equity market risk.

     The change in net unrealized gains and losses in the listed equity trading portfolio during the first quarter of 2005 was a loss of $40,000. The trading portfolio, now consisting of only one listed equity security, decreased from $85,000 as of December 31, 2004 to $45,000 as of March 31, 2005.

     The venture capital and consulting segment earned consulting fees of $138,000 during the first quarter of 2005 compared to $90,000 in the first quarter of 2004, by advising a small number of North American technology companies that are looking to grow their businesses or to expand their investor base overseas, primarily in Europe and Japan. BICC advises on overseas operations, assists in locating partners, customers and investment capital, and occasionally will take principal positions where the case is compelling and the timeframe for realization could be relatively short. Typically, BICC seeks a retainer (monthly or upfront depending on the nature of the assignment) from its North American technology company clients for its consulting work, and a "success fee" upon the successful completion of its assignment.

Corporate and Other

First quarter of 2005 compared to first quarter of 2004

     Included in corporate expenses for the first quarter of 2005 are $80,000 of employee severance costs. In order to reduce our operating costs and to conserve cash, and in light of the decrease in the size and complexity of our continuing operations, we reduced our corporate staff in January 2005. In addition, we have implemented or are in the process of implementing other cost reductions. Excluding the $80,000 of employee severance costs, corporate expenses for the first quarter of 2005 were $0.5 million, compared to $0.7 million in the first quarter of 2004. This decrease primarily was due to lower staff costs as well as professional services fees.

Consolidated Loss Before Income Tax Expense

First quarter of 2005 compared to first quarter of 2004

     Our consolidated loss before income tax expense was $1.2 million in the first quarter of 2005, compared to a loss before income tax expense of $6.7 million in the first quarter of 2004. This lower loss was due primarily to net realized and unrealized investment losses of $0.1 million in the first quarter of 2005, compared to net realized and unrealized investment losses of $5.5 million in the first quarter of 2004.

     Due to the sales of almost all of our listed equity securities during 2004 and the first quarter of 2005, our results will no longer be significantly impacted by equity market volatility.

     Subsequent to the completion of the sales of our asset management and financial advisory services businesses during 2003, we now focus on our venture capital and consulting business. We continue to pursue opportunities to grow the business in the future, however, there is no guarantee that we will be successful in redeveloping our venture capital and consulting operations.

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

First quarter of 2005

     Although our loss before income tax expense was $1.2 million for the first quarter of 2005, we recorded income tax expense of $5,000 for the period, due to minimum California taxes. While $0.8 million of losses were contributed by our Jersey and Guernsey operations during the period, we did not recognize any tax benefits due to the uncertainty surrounding their recovery before expiry. Although $0.3 million of losses were contributed by our U.S. subsidiaries during the period, we did not recognize any U.S. tax benefits due to the 100% valuation allowances that we have provided for all deferred tax assets.


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

Contingent Liabilities

     As discussed in Note 6 to our Unaudited Condensed Consolidated Financial Statements, we are involved in various matters that may or may not result in a loss to the Group. We account for contingent liabilities in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." As such, in situations where we believe that a loss is probable and where we can reasonably estimate the amount of the loss, we will recognize that estimated loss in our financial statements. Because of the uncertainties that exist, we cannot predict the outcome of the pending matters with certainty. Actual results may differ from our estimates, and the ultimate outcome of these matters could have a significant impact on our results of operations and financial position.


LIQUIDITY AND CAPITAL RESOURCES

     Our cash and cash equivalents decreased during the first quarter of 2005 by $13.0 million to $6.5 million. This decrease in cash and cash equivalents resulted from $11.5 million, $1.3 million and $0.2 million of cash used in investing activities, financing activities and operating activities, respectively. Cash used in financing activities related to insurance policyholder benefits paid by LPAL. Cash used in investing activities primarily related to the purchase of fixed maturity securities by the Group and LPAL, partly offset by the maturity of corporate bonds held by LPAL. Cash used by operating activities primarily resulted from the $1.2 million operating loss for the quarter to March 31, 2005, partly offset by the sale of trading securities and accrued expenses. As of March 31, 2005, our cash and cash equivalents, excluding the amount held by LPAL, amounted to $0.9 million, a decrease of $8.9 million from December 31, 2004. We purchased $8.5 million in corporate bonds and U.S. government agency securities during the first quarter of 2005 in order to increase our yields on our liquid resources. All of these securities will mature on or before February 1, 2006.

     Shareholders' equity decreased during the first quarter of 2005 by $1.2 million from $22.9 million at December 31, 2004 to $21.7 million at March 31, 2005, due to the net loss for the period of $1.2 million. As of March 31, 2005 and December 31, 2004, $62.6 million and $63.6 million, respectively, of our Ordinary Shares, at cost, held by the employee benefit trusts have been netted against shareholders' equity.

     As discussed above in "Results of Operations by Business Segment - Life Insurance and Annuities," LPAL discontinued issuing new policies in July 2002. During the first quarter of 2005, LPAL continued to service its existing policyholders. During this period, policy surrenders totaled $31,000 and policy maturities totaled $1.3 million. Policyholder liabilities were $19.9 million as of March 31, 2005, compared to $21.2 million as of December 31, 2004. We do not expect significant surrender activity during the remaining nine months of 2005; however, approximately $5.5 million of policyholder liabilities are scheduled to mature during this period. LPAL has sufficient liquid resources to fund these maturities. As of March 31, 2005, LPAL had cash of $5.6 million, accrued interest receivable of $0.9 million and corporate bonds of $24.0 million.

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

     As of March 31, 2005, we had no bank borrowings, guarantee obligations, material commitments outstanding for capital expenditures or additional funding for private equity portfolio companies.

     As of March 31, 2005, we had $0.9 million of cash and cash equivalents and $8.3 million in short-term bonds, excluding cash and bonds held by our life insurance and annuities segment. We believe that this cash balance and the bond maturity proceeds are sufficient to fund our operations (venture capital and corporate activities) over at least the next 12 months. As discussed below in
Part II, Item 1 "Legal Proceedings," we are involved in certain legal proceedings for which we have incurred and will incur attorneys' fees and other costs. The amount of such future fees and costs is currently unknown, though we believe that our cash and liquid resources are sufficient to cover these costs, in addition to our normal operating expenses, over at least the next 12 months.

     As of March 31, 2005, we had $1.0 million of cash held in escrow related to our sale of LPA to SunGard as discussed above in Note 4 "Cash Held in Escrow." Due to the legal proceedings described below in Part II, Item 1, the release of the escrow amount is currently uncertain. We have not made any reserve against this $1.0 million held in escrow.

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

     For LPAL's business, the amount of policyholder liabilities is unaffected by changes in interest rates. Given the existing policy and bond maturity profiles, and that bonds will generally be held to maturity and early policy redemptions are protected by a market value adjustment and surrender penalty, the bonds and policies carry minimal interest rate risk. Interest income earned on excess cash in LPAL is expected to yield less than $0.3 million during the full year 2005, therefore movements in market interest rates should not have a material impact on our consolidated results.

Equity Price Risk

     We are exposed to equity price risk on our holdings of listed equity securities. Changes in the level or volatility of equity prices affect the value of our listed equity securities. These changes in turn directly affect our consolidated net income (loss) because our holdings of listed equity securities are marked to market, with changes in their market value recognized in the statement of operations for the period in which the changes occur. These listed equity securities represent investments that were originally made as private equity investments in high technology companies that subsequently completed an initial public offering. The performance of these listed equity securities can be highly volatile; however, we monitor them and seek to sell them over a period of time.

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

     As of March 31, 2005, we held $0.8 million in private corporate equity securities of technology companies for which liquid markets do not exist. Private equity prices do not fluctuate directly with public equity markets, but significant market movements may trigger a review for other-than-temporary adjustment of the carrying values of our private equity securities. The risks inherent in these private equity investments relate primarily to the viability of the investee companies. We try to mitigate these risks in various ways, including performing extensive due diligence prior to making an investment, and regularly reviewing the progress of the investee companies.


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

     As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this quarterly report on Form 10-Q.

     There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2005 that materially affected, or that could reasonably likely materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION


Item 1.   LEGAL PROCEEDINGS

     On March 8, 2005, we were made aware of a complaint filed by SunGard Business Systems Inc. ("SunGard") on February 17, 2005 in the U.S. District Court in Philadelphia. The Company and certain of its subsidiaries are named parties. SunGard's complaint alleges losses in an amount equal to at least $7.2 million and a claim for indemnification resulting from, among other things, alleged breaches of representations and warranties contained in the sale and purchase agreement of our financial advisory services business dated May 9, 2003. After consultation with our legal advisors, we believe that this claim is without merit, and we are defending the matter vigorously. As such, we do not believe that any provision in our financial statements is warranted.

     On April 27, 2005, we filed a complaint against SunGard and certain of its affiliates in California Superior Court in San Francisco ("the Court") accusing SunGard of, among other things, wrongful conduct and seeking payment of $1.0 million of the initial purchase consideration from the sale transaction which is currently held in an escrow account, up to $8.0 million in additional earnout payments, and further damages for SunGard's prior wrongful actions. We are also asking the Court to award us compensatory, exemplary and punitive damages. On the same date, we filed in the U.S. District Court in Philadelphia a motion to dismiss, for lack of subject matter jurisdiction, SunGard's complaint against us.

     On May 11, 2005, we became aware that SunGard had voluntarily dismissed its federal action and filed a new complaint in the court of Common Pleas, Chester County, Pennsylvania. This latter complaint alleges essentially the same claims against the same parties in SunGard's now dismissed federal action.

     Costs relating to the above matters are recognized in our statement of operations as they are incurred.


Item 6.   EXHIBITS

     The following exhibits are filed herewith:

Exhibit
Number   Description
-------  ---------------

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



                           BERKELEY TECHNOLOGY LIMITED
                           (Registrant)

Date:  May 13, 2005        By:    /s/  Ian K. Whitehead

                                  Ian K. Whitehead
                                  Chief Financial Officer

                                  (Principal Financial and Accounting Officer and Duly Authorized Officer of the Registrant)

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

               EXHIBIT INDEX FOR THE QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2005

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