Form 10-Q
period 2005-06-30
BERKELEY TECHNOLOGY LTD
filed 2005-08-10
CIK 891377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ____________________

                                    FORM 10-Q

(Mark One)

/ x /           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2005

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

     As of August 10, 2005, the registrant had outstanding 64,439,073 Ordinary Shares, par value $0.05 per share.

                                TABLE OF CONTENTS


                                     PART I

                              FINANCIAL INFORMATION

                                                                                                             Page
Item 1.    Financial Statements:

           Unaudited Condensed Consolidated Balance Sheets as of June 30, 2005 and
               December 31, 2004............................................................................    3

           Unaudited Condensed Consolidated Statements of Operations for the three and six months
               ended June 30, 2005 and 2004.................................................................    4

           Unaudited Condensed Consolidated Statements of Cash Flows for the six months
               ended June 30, 2005 and 2004.................................................................    5

           Unaudited Consolidated Statement of Changes in Shareholders' Equity for the six months
               ended June 30, 2005..........................................................................    6

           Unaudited Consolidated Statements of Comprehensive Income for the three and six months
               ended June 30, 2005 and 2004.................................................................    7

           Notes to Unaudited Condensed Consolidated Financial Statements...................................    8

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations............   19

Item 3.    Quantitative and Qualitative Disclosures About Market Risk ......................................   27

Item 4.    Controls and Procedures..........................................................................   28


                                     PART II

                                OTHER INFORMATION

Item 1.    Legal Proceedings................................................................................   29

Item 6.    Exhibits.........................................................................................   29

Signature  .................................................................................................   30

Exhibit Index ..............................................................................................   31


                         PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)


                                                                                      June 30,         December 31,
                                                                                        2005               2004
                                                                                    -------------     -------------
                                     ASSETS

Investments (principally of life insurance subsidiary):
   Fixed maturities:
     Available-for-sale, at fair value (amortized cost: $18,484 and $21,341
       as of June 30, 2005 and December 31, 2004, respectively)...................  $      18,521     $      21,377
     Held-to-maturity, at amortized cost (fair value: $7,566 and $0 as of
       June 30, 2005 and December 31, 2004, respectively).........................          7,599                 -
   Equity securities:
     Trading, at fair value (cost: $102 and $586 as of June 30, 2005
       and December 31, 2004, respectively).......................................             57               552
     Available-for-sale, at estimated fair value (cost: $850 as of
       June 30, 2005 and December 31, 2004).......................................            850               850
                                                                                    -------------     -------------
Total investments.................................................................         27,027(1)         22,779

Cash and cash equivalents.........................................................          9,748(1)         19,495
Cash held in escrow...............................................................          1,014             1,005
Accrued investment income.........................................................            787               737
Other assets......................................................................            380               691
                                                                                    -------------     -------------
Total assets......................................................................  $      38,956     $      44,707
                                                                                    -------------     -------------
                                                                                    -------------     -------------
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Life insurance policy liabilities.................................................  $      17,159     $      21,229
Accounts payable and accruals.....................................................            756               585
                                                                                    -------------     -------------
Total liabilities.................................................................         17,915            21,814
                                                                                    -------------     -------------
Commitments and contingencies (see Note 6)

Shareholders' equity:
Ordinary shares, $0.05 par value per share: 86,400,000 shares authorized;
   64,439,073 shares issued and outstanding as of June 30, 2005 and
   December 31, 2004..............................................................          3,222             3,222
Additional paid-in capital........................................................         67,660            68,615
Retained earnings.................................................................         13,093            14,929
Employee benefit trusts, at cost (13,522,381 and 13,684,881 shares as of
   June 30, 2005 and December 31, 2004, respectively).............................        (62,598)          (63,571)
Accumulated other comprehensive loss..............................................           (336)             (302)
                                                                                    -------------     -------------
Total shareholders' equity........................................................         21,041            22,893
                                                                                    -------------     -------------
Total liabilities and shareholders' equity........................................  $      38,956     $      44,707
                                                                                    -------------     -------------
                                                                                    -------------     -------------

(1) Includes  $19,365 of investments  and $8,573 of cash and cash  equivalents in the Company's  insurance  subsidiary
    (London Pacific Assurance  Limited  ("LPAL"))  which are not currently  available to fund the operations or commitments of the Company or its other subsidiaries.


 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share and ADS amounts)

                                                                       Three Months Ended        Six Months Ended
                                                                            June 30,                 June 30,
                                                                      --------------------     --------------------
                                                                        2005        2004         2005        2004
                                                                      --------    --------     --------    --------
Revenues:
Investment income.................................................    $    405    $    334     $    802    $    691
Insurance policy charges..........................................           3           1            3           3
Consulting and other fee income...................................         181          97          324         194
Net realized investment gains (losses)............................           -       1,557          (43)        913
Change in net unrealized investment gains and losses
   on trading securities..........................................          12          92          (10)     (4,741)
                                                                      --------    --------     --------    --------
                                                                           601       2,081        1,076      (2,940)
Expenses:
Amounts credited on insurance policyholder accounts...............         267         333          557         717
Operating expenses................................................       1,008       1,270        2,347       2,548
Interest expense..................................................           3           -            3           -
                                                                      --------    --------     --------    --------
                                                                         1,278       1,603        2,907       3,265
                                                                      --------    --------     --------    --------

Income (loss) before income tax expense...........................        (677)        478       (1,831)     (6,205)

Income tax expense................................................           -         283            5         290
                                                                      --------    --------     --------    --------
Net income (loss).................................................    $   (677)   $    195     $ (1,836)   $ (6,495)
                                                                      --------    --------     --------    --------
                                                                      --------    --------     --------    --------


Basic and diluted earnings (loss) per share and ADS:

Basic and diluted earnings (loss) per share.......................    $  (0.01)   $   0.00     $  (0.04)   $  (0.13)
                                                                      --------    --------     --------    --------
                                                                      --------    --------     --------    --------
Basic and diluted earnings (loss) per ADS.........................    $  (0.13)   $   0.04     $  (0.36)   $  (1.28)
                                                                      --------    --------     --------    --------
                                                                      --------    --------     --------    --------


 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                           Six Months Ended
                                                                                                June 30,
                                                                                    -------------------------------
                                                                                        2005               2004
                                                                                    -------------     -------------

Net cash provided by operating activities.........................................  $          63     $       2,736


Cash flows from investing activities:
Purchases of held-to-maturity fixed maturity securities...........................         (8,510)                -
Purchases of available-for-sale fixed maturity securities.........................         (5,121)                -
Purchases of available-for-sale equity securities.................................              -               (15)
Proceeds from maturity of held-to-maturity fixed maturity securities..............            850                 -
Proceeds from sale and maturity of available-for-sale fixed maturity securities...          6,546             3,082
Proceeds from sale of available-for-sale equity securities........................              -                75
Capital expenditures..............................................................              -                (4)
Other investing cash flows........................................................              -                (3)
                                                                                     ------------      ------------
Net cash provided by (used in) investing activities...............................         (6,235)            3,135
                                                                                     ------------      ------------

Cash flows from financing activities:
Insurance policyholder benefits paid..............................................         (3,317)           (5,561)
Proceeds from disposal of shares by the employee benefit trusts...................             18                 -
                                                                                     ------------      ------------
Net cash used in financing activities ............................................         (3,299)           (5,561)
                                                                                     ------------      ------------

Net increase (decrease) in cash and cash equivalents .............................         (9,471)              310
Cash and cash equivalents at beginning of period (1)..............................         19,495            14,408
Foreign currency translation adjustment ..........................................           (276)               23
                                                                                     ------------      ------------
Cash and cash equivalents at end of period (1), (2)...............................  $       9,748     $      14,741
                                                                                     ------------      ------------
                                                                                     ------------      ------------

(1) Does not include $1,014 of cash held in escrow as of June 30, 2005.

(2) The amount for June 30, 2005 includes $8,573 in the Company's insurance  subsidiary (LPAL) which is not currently available to fund the operations or commitments of the Company or its other subsidiaries.



 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)


                                                                                       Accumulated
                                                                                         Other
                                   Ordinary Shares    Additional             Employee   Compre-      Total
                                --------------------   Paid-in    Retained   Benefit    hensive   Shareholders'
                                 Number     Amount     Capital    Earnings    Trusts     Loss       Equity
                                -----------------------------------------------------------------------------
Balance as of
   December 31, 2004............   64,439  $   3,222  $  68,615  $  14,929  $ (63,571) $     (302) $  22,893

Net loss........................        -          -          -     (1,836)         -           -     (1,836)
Exercise of employee share
   options, including income
   tax effect...................        -          -       (955)         -        973           -         18
Change in net unrealized
   gains and losses on
   available-for-sale securities        -          -          -          -          -           1          1
Foreign currency translation
   adjustment...................        -          -          -          -          -         (35)       (35)
                                ---------  ---------  ---------  ---------  ---------  ----------  ---------
Balance as of June 30, 2005.....   64,439  $   3,222  $  67,660  $  13,093  $ (62,598) $     (336) $  21,041
                                ---------  ---------  ---------  ---------  ---------  ----------  ---------
                                ---------  ---------  ---------  ---------  ---------  ----------  ---------




 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)


                                                                       Three Months Ended        Six Months Ended
                                                                            June 30,                 June 30,
                                                                      --------------------     --------------------
                                                                        2005        2004         2005        2004
                                                                      --------    --------     --------    --------

Net income (loss).................................................    $   (677)   $    195     $ (1,836)   $ (6,495)

Other comprehensive income (loss), net of deferred income taxes:

Foreign currency translation adjustments, net of income
   taxes of $0....................................................         (26)        (25)         (35)         28

Change in net unrealized gains and losses:
   Unrealized holding gains and losses on available-for-sale
     securities...................................................          82        (102)          (6)       (110)
   Reclassification adjustment for gains and losses included
     in net (income) loss.........................................           9           -            7          (6)
   Deferred income taxes..........................................           -           -            -           -

                                                                      --------    --------     --------    --------
Other comprehensive income (loss).................................          65        (127)         (34)        (88)
                                                                      --------    --------     --------    --------
Comprehensive income (loss).......................................    $   (612)   $     68     $ (1,870)   $ (6,583)
                                                                      --------    --------     --------    --------
                                                                      --------    --------     --------    --------

 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2005

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

     The results for the six month period ended June 30, 2005 are not indicative of the results to be expected for the full fiscal year.

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

     Had compensation expense for the Company's ESOT activity been determined based upon the fair value method in accordance with SFAS 123, the Company's consolidated net income (loss) and earnings (loss) per share and ADS would have been decreased or increased to the pro forma amounts as reflected below:

                                                                       Three Months Ended        Six Months Ended
                                                                            June 30,                 June 30,
                                                                      --------------------     --------------------
                                                                        2005        2004         2005        2004
                                                                      --------    --------     --------    --------
                                                                     (In thousands, except per share and ADS amounts)

Net income (loss) as reported.....................................    $   (677)   $    195     $ (1,836)   $ (6,495)
Add: Stock based employee compensation expense included in
   reported income (loss), net of related tax effects.............           -           -            -           -

Deduct: Total stock based employee compensation expense
   determined under fair value based methods for all awards,
   net of related tax effects.....................................         (31)        (47)          25(1)      (96)
                                                                      --------    --------     --------    --------

Pro forma net income (loss).......................................    $   (708)   $    148     $ (1,811)   $ (6,591)
                                                                      --------    --------     --------    --------
                                                                      --------    --------     --------    --------

Basic and diluted earnings (loss) per share:
As reported.......................................................    $  (0.01)   $   0.00     $  (0.04)   $  (0.13)
Pro forma.........................................................       (0.01)       0.00        (0.04)      (0.13)
Basic and diluted earnings (loss) per ADS:
As reported.......................................................       (0.13)       0.04        (0.36)      (1.28)
Pro forma.........................................................       (0.14)       0.03        (0.36)      (1.30)

(1) Compensation  expense was negative  for the six month  period  ended June 30, 2005 due to the  reversal of $85,000 in compensation expense recognized in prior periods  primarily  related to the forfeiture  during the first quarter of 2005 of all of the unvested and out-of-the-money vested options held by employees who terminated employment during the first quarter of 2005.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     The pro forma disclosures shown above were calculated for all options granted after December 31, 1994 using a Black-Scholes option pricing model with the following assumptions:

                                                                       Three Months Ended        Six Months Ended
                                                                            June 30,                 June 30,
                                                                      --------------------     --------------------
                                                                        2005        2004(1)      2005        2004(1)
                                                                      --------    --------     --------    --------

Expected dividend yield (2).......................................           -           -            -           -
Expected stock price volatility...................................         34%           -          34%           -
Risk-free interest rate...........................................       3.89%           -        3.89%           -
Weighted average expected life (in years).........................        6.25           -         6.25           -

(1) No grants were made in the three and six months ended June 30, 2004.

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

     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 ("SFAS 154"), "Accounting Changes and Error Corrections." This new standard replaces APB Opinion No. 20, "Accounting Changes in Interim Financial Statements," and Statement of Financial Accounting Standards No. 3, "Reporting Accounting Changes in Interim Financial Statements," and represents another step in the FASB's goal to converge its standards with those issued by the International Accounting Standards Board. Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Early adoption of this standard is permitted for accounting changes and correction of errors made in fiscal years beginning after June 1, 2005. Management does not expect the adoption of SFAS 154 to have a material effect on the consolidated financial statements. As of June 30, 2005, this pronouncement had no impact on the consolidated financial statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

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

     The Company has also issued Ordinary Share warrants to the Bank of Scotland in connection with the Company's bank facility (now terminated), which are also considered potential common stock under SFAS 128. Diluted earnings per share is calculated by dividing net income by the weighted-average number of Ordinary Shares outstanding during the applicable period as adjusted for these potentially dilutive options and warrants which are determined based on the "Treasury Stock Method." As the Company recorded a net loss for the three month period ended June 30, 2005, and for both of the six month periods ended June 30, 2005 and 2004, the calculations of diluted loss per share for these periods do not include potentially dilutive employee share options and warrants issued to the Bank of Scotland as they are anti-dilutive and, if included, would have resulted in a reduction of the net loss per share. If the Company had reported net income for the three month period ended June 30, 2005, and for both of the six month periods ended June 30, 2005 and 2004, there would have been an additional 96,450, 106,795 and 826,601 shares, respectively, included in the calculations of diluted earnings per share for these periods.


     A reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share calculations is as follows:

                                                                       Three Months Ended        Six Months Ended
                                                                            June 30,                 June 30,
                                                                      --------------------     --------------------
                                                                        2005        2004         2005        2004
                                                                      --------    --------     --------    --------
                                                                             (In thousands, except share,
                                                                               per share and ADS amounts)
Net income (loss).................................................  $     (677)  $     195   $   (1,836) $   (6,495)
                                                                      --------    --------     --------    --------
                                                                      --------    --------     --------    --------

Basic earnings (loss) per share and ADS:
Weighted-average number of Ordinary Shares outstanding,
   excluding shares held by the employee benefit trusts...........  50,916,692  50,754,192   50,916,692  50,754,192
                                                                    ----------  ----------   ----------  ----------
                                                                    ----------  ----------   ----------  ----------

Basic earnings (loss) per share...................................  $    (0.01) $     0.00   $    (0.04) $    (0.13)
                                                                      --------    --------     --------    --------
                                                                      --------    --------     --------    --------

Basic earnings (loss) per ADS.....................................  $    (0.13) $     0.04   $    (0.36) $    (1.28)
                                                                      --------    --------     --------    --------
                                                                      --------    --------     --------    --------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES


                                                                       Three Months Ended        Six Months Ended
                                                                            June 30,                 June 30,
                                                                      --------------------     --------------------
                                                                        2005        2004         2005        2004
                                                                      --------    --------     --------    --------
                                                                             (In thousands, except share,
                                                                               per share and ADS amounts)

Diluted earnings (loss) per share and ADS:
Weighted-average number of Ordinary Shares outstanding,
   excluding shares held by the employee benefit trusts...........  50,916,692  50,754,192   50,916,692  50,754,192
Effect of dilutive securities (warrants and employee share
   options).......................................................           -     791,144            -           -
                                                                    ----------  ----------   ----------  ----------
Weighted-average number of Ordinary Shares used in
   diluted earnings per share calculations........................  50,916,692  51,545,336   50,916,692  50,754,192
                                                                    ----------  ----------   ----------  ----------
                                                                    ----------  ----------   ----------  ----------


Diluted earnings (loss) per share.................................  $    (0.01) $     0.00   $    (0.04) $    (0.13)
                                                                    ----------  ----------   ----------  ----------
                                                                    ----------  ----------   ----------  ----------


Diluted earnings (loss) per ADS...................................  $    (0.13) $     0.04   $    (0.36) $    (1.28)
                                                                    ----------  ----------   ----------  ----------
                                                                    ----------  ----------   ----------  ----------


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

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     The Group's fixed maturity securities are principally comprised of U.S. and non-U.S. corporate debt and U.S. government agency securities. Generally, quoted market prices are available for these securities.

Fixed Maturity Securities

     An analysis of fixed maturity securities is as follows:


                                             June 30, 2005                                December 31, 2004
                                ------------------------------------------   ------------------------------------------
                                             Gross      Gross    Estimated                Gross      Gross    Estimated
                                Amortized Unrealized Unrealized    Fair      Amortized Unrealized Unrealized     Fair
                                  Cost       Gains     Losses      Value       Cost       Gains      Losses      Value
                                ---------  ---------  ---------  ---------   ---------  ---------  ---------  ---------
                                                                    (In thousands)
Available-for-Sale:
Non-U.S. corporate
   debt securities...........   $  13,111  $      73  $     (12) $  13,172   $  19,117  $      65  $     (29) $  19,153
Corporate debt securities ...       5,373          -        (24)     5,349       2,224          1         (1)     2,224
                                ---------  ---------  ---------  ---------   ---------  ---------  ---------  ---------
                                   18,484         73        (36)    18,521      21,341         66        (30)    21,377
                                ---------  ---------  ---------  ---------   ---------  ---------  ---------  ---------
Held-to-Maturity:
U.S. government agency
    securities...............         499          -         (1)       498           -          -          -          -
Corporate debt securities ...       7,100          -        (32)     7,068           -          -          -          -
                                ---------  ---------  ---------  ---------   ---------  ---------  ---------  ---------
                                    7,599          -        (33)     7,566           -          -          -          -
                                ---------  ---------  ---------  ---------   ---------  ---------  ---------  ---------
Total fixed maturity
    securities...............   $  26,083  $      73  $     (69) $  26,087   $  21,341  $      66  $     (30) $  21,377
                                ---------  ---------  ---------  ---------   ---------  ---------  ---------  ---------
                                ---------  ---------  ---------  ---------   ---------  ---------  ---------  ---------

Equity Securities

     Equity   securities  are  comprised  of   available-for-sale   and  trading
securities. An analysis of equity securities is as follows:



                                             June 30, 2005                                December 31, 2004
                                ------------------------------------------   ------------------------------------------
                                             Gross      Gross    Estimated                Gross      Gross    Estimated
                                          Unrealized Unrealized    Fair                Unrealized Unrealized     Fair
                                  Cost       Gains     Losses      Value       Cost       Gains      Losses      Value
                                ---------  ---------  ---------  ---------   ---------  ---------  ---------  ---------
                                                                    (In thousands)
Private corporate equity
   securities..............     $     850  $       -  $       -  $     850   $     850  $       -  $       -  $     850
                                ---------  ---------  ---------  ---------   ---------  ---------  ---------  ---------

Total available-for-sale
   equity securities.......           850          -          -        850         850          -          -        850

Trading securities.........           102          3        (48)        57         586         20        (54)       552
                                ---------  ---------  ---------  ---------   ---------  ---------  ---------  ---------
Total equity securities....     $     952  $       3  $     (48) $     907   $   1,436  $      20  $     (54) $   1,402
                                ---------  ---------  ---------  ---------   ---------  ---------  ---------  ---------
                                ---------  ---------  ---------  ---------   ---------  ---------  ---------  ---------

     Trading securities are carried at fair value with changes in net unrealized gains and losses of $12,000, $92,000, $(10,000) and $(4,741,000) included in the statements of operations for the three and six month periods ended June 30, 2005 and 2004, respectively.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Investment Concentration and Risk

     As of June 30, 2005, fixed maturity securities held by the Group included investments in Ford Motor Credit ("FMC") of $6,078,000 and General Motors Acceptance Corp. ("GMAC") of $6,072,000. These two corporate issuers each represented more than 10% of shareholders' equity as of June 30, 2005. However, both of these holdings are short-term: the FMC bonds will mature on February 1, 2006 and the GMAC bonds will mature on January 15, 2006.

     As of June 30, 2005, the Company's Jersey based life insurance subsidiary, LPAL, owned 71% of the Group's $26.1 million in fixed maturity securities, 99% of the Group's $0.9 million in available-for-sale private equity securities, and none of the Group's $57,000 in trading securities. LPAL is a regulated insurance company, and as such it must meet stringent capital adequacy requirements and it may not make any distributions without the consent of LPAL's independent actuary. LPAL's investments are therefore not currently available to fund the operations or commitments of the Company or its other subsidiaries.

     Fixed maturity securities considered less than investment grade (excluding split-rated securities) approximated 1.1% of total fixed maturity securities as of June 30, 2005. On May 5, 2005, one of the two major credit rating agencies in the U.S. downgraded the long-term credit ratings of Ford Motor Co. and General Motors Corp. As discussed above, the Group's FMC and GMAC holdings, which total $12.1 million in aggregate, representing 46.5% of the Group's total fixed maturity securities as of June 30, 2005, will mature in early 2006. As the Group intends to hold these securities to maturity, the Group's management does not believe that the credit rating downgrades will adversely impact the repayment of principal in full at maturity of these bonds.

Net Unrealized Gains (Losses) on Available-for-Sale Securities

     Net unrealized gains and (losses) on fixed maturity securities classified as available-for-sale as of June 30, 2005 and December 31, 2004 totaled $37,000 and $36,000, respectively. There were no related deferred policy acquisition cost adjustments or income taxes.

     There were no unrealized gains or losses on equity securities classified as available-for-sale as of June 30, 2005 and December 31, 2004.

     Changes in net unrealized gains and losses on available-for-sale securities included in other comprehensive income for the period ended June 30, 2005 were as follows:

                                                                                    Net Unrealized Gains (Losses)
                                                                                  ---------------------------------
                                                                                    Fixed
                                                                                  Maturity      Equity
                                                                                 Securities   Securities    Total
                                                                                  --------     --------    --------
                                                                                           (In thousands)

Net unrealized losses on available-for-sale securities as of
   December 31, 2004.........................................................     $     36     $      -    $     36

Changes during the six month period ended June 30, 2005:
   Unrealized holding gains and losses on available-for-sale securities......           (6)           -          (6)
   Reclassification adjustment for gains and losses included in net loss.....            7            -           7
                                                                                  --------     --------    --------
Net unrealized losses on available-for-sale securities as of
   June 30, 2005.............................................................     $     37     $      -    $     37
                                                                                  --------     --------    --------
                                                                                  --------     --------    --------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Realized Gains and Losses

     Information about gross and net realized gains and losses on securities transactions is as follows:

                                                                       Three Months Ended        Six Months Ended
                                                                            June 30,                 June 30,
                                                                      --------------------     --------------------
                                                                        2005        2004         2005        2004
                                                                      --------    --------     --------    --------
                                                                                     (In thousands)
Realized gains (losses) on securities transactions:
Fixed maturity securities, available-for-sale:
   Gross gains....................................................    $      -    $      -     $      -    $      -
   Gross losses...................................................           -           -            -           -
                                                                      --------    --------     --------    --------
Net realized gains (losses) on fixed maturity securities,
    available-for-sale............................................           -           -            -           -
                                                                      --------    --------     --------    --------
Equity securities, trading:
   Gross gains....................................................           -       1,936           22       3,167
   Gross losses...................................................           -           -          (65)          -
                                                                      --------    --------     --------    --------
Net realized gains (losses) on equity securities, trading.........           -       1,936          (43)      3,167
                                                                      --------    --------     --------    --------
Equity securities, available-for-sale:
   Gross gains....................................................           -         121            -         121
   Gross losses...................................................           -        (500)           -      (2,375)
                                                                      --------    --------     --------    --------
Net realized losses on equity securities, available-for-sale......           -        (379)           -      (2,254)
                                                                      --------    --------     --------    --------
Net realized investment gains (losses) on securities
   transactions...................................................    $      -    $  1,557     $    (43)   $    913
                                                                      --------    --------     --------    --------
                                                                      --------    --------     --------    --------


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

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Note 5.    Other Assets

     An analysis of other assets is as follows:

                                                                                  June 30,    December 31,
                                                                                    2005         2004
                                                                                  --------     --------
                                                                                      (In thousands)

Property, equipment and leasehold improvements, net.............................  $     50     $     70
Prepayments.....................................................................       211          422
Receivables:
   Fee income receivable........................................................       100          175
   Other receivables............................................................        19           24
                                                                                  --------     --------
Total other assets..............................................................  $    380     $    691
                                                                                  --------     --------
                                                                                  --------     --------


Note 6.  Commitments and Contingencies

     As previously disclosed in the Company's 2002, 2003 and 2004 audited consolidated financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K for each of those years, the Company's primary insurance company, London Pacific Life & Annuity Company ("LPLA"), in August 2002 was placed under regulatory control and rehabilitation based on LPLA's statutory capital and surplus as of June 30, 2002. On July 9, 2004, a court order was issued approving a plan of liquidation for LPLA and also approving exchange agreements which give policyholders the option of exchanging their existing policies for new policies in another insurance company. In the course of the administration of LPLA in rehabilitation, during November 2002, the North Carolina Department of Insurance ("NCDOI") requested from the Company information concerning the history of a limited number of investments in securities of portfolio companies. These portfolio investments have been associated with LPLA for more than seven years, and involve intercompany transfers. The history of their investment performance and ownership is complex. The Company has complied with these requests. The Company is not able at this time to predict what conclusions the NCDOI will reach after evaluation of this information.

     As discussed above in Note 4 "Cash Held in Escrow," on March 8, 2005, the Company was made aware of a complaint filed by SunGard and SunGard's claim for indemnification with respect to alleged losses in an amount equal to at least $7.2 million resulting from, among other things, alleged breaches of representations and warranties contained in the sale and purchase agreement. After consultation with its legal advisors, the Group's management believes that this claim is without merit, and the Group is defending the matter vigorously. As such, no provision for this contingent liability has been included in the Group's financial statements as of June 30, 2005, nor has the Company made any reserve against the $1.0 million held in escrow. See Part II, Item 1 "Legal Proceedings" below for further information.

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

     Under its Memorandum and Articles of Association, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The maximum potential amount of future payments the Company could be required to make under

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES these indemnification agreements is unlimited. However, the Company maintains directors and officers liability insurance that limits the Company's exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of June 30, 2005.

     The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, clients and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions sometime include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2005.


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

     Summary revenue and investment gain (loss) information by geographic segment, based on the domicile of the Group company generating those revenues, is as follows:

                                                                       Three Months Ended        Six Months Ended
                                                                            June 30,                 June 30,
                                                                      --------------------     --------------------
                                                                        2005        2004         2005        2004
                                                                      --------    --------     --------    --------
                                                                                     (In thousands)

Jersey............................................................    $    321    $  1,656     $    631    $ (2,744)
Guernsey..........................................................          31         203           46        (528)
United States.....................................................         249         222          399         332
                                                                      --------    --------     --------    --------
Consolidated revenues and net investment gains and
   losses.........................................................    $    601    $  2,081     $  1,076    $ (2,940)
                                                                      --------    --------     --------    --------
                                                                      --------    --------     --------    --------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     Revenues  and income  (loss)  before  income tax expense for the  Company's
reportable  operating  segments,   based  on  management's   internal  reporting
structure, were as follows:

                                                                       Three Months Ended        Six Months Ended
                                                                            June 30,                 June 30,
                                                                      --------------------     --------------------
                                                                        2005        2004         2005        2004
                                                                      --------    --------     --------    --------
                                                                                     (In thousands)
Revenues and net investment gains and losses:
Life insurance and annuities .....................................    $    317    $  1,649     $    613    $ (2,756)
Venture capital and consulting ...................................         189         406          287        (236)
                                                                      --------    --------     --------    --------
                                                                           506       2,055          900      (2,992)
Reconciliation of segment amounts to consolidated amounts:
Interest and other fee income.....................................          95          26          176          52
                                                                      --------    --------     --------    --------
Consolidated revenues and net investment gains
   and losses.....................................................    $    601    $  2,081     $  1,076    $ (2,940)
                                                                      --------    --------     --------    --------
                                                                      --------    --------     --------    --------

Income (loss) before income tax expense:
Life insurance and annuities .....................................    $   (112)   $  1,081     $   (545)   $ (3,964)
Venture capital and consulting ...................................          21          87         (190)       (884)
                                                                      --------    --------     --------    --------
                                                                           (91)      1,168         (735)     (4,848)
Reconciliation of segment amounts to consolidated amounts:
Interest and other fee income ....................................          95          26          176          52
Corporate expenses ...............................................        (678)       (716)      (1,269)     (1,409)
Interest expense..................................................          (3)          -           (3)          -
                                                                      --------    --------     --------    --------
Consolidated income (loss) before income tax expense..............    $   (677)   $    478     $ (1,831)   $ (6,205)
                                                                      --------    --------     --------    --------
                                                                      --------    --------     --------    --------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As used herein, the terms "registrant," "Company," "we," "us" and "our" refer to Berkeley Technology Limited. Except as the context otherwise requires, the term "Group" refers collectively to the registrant and its subsidiaries.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements, and the notes thereto, included in this quarterly report, and the December 31, 2004 audited consolidated financial statements, and the notes thereto, included in our 2004 Annual Report on Form 10-K filed with the SEC on March 23, 2005. The unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. This item should also be read in conjunction with the "Forward-Looking Statements and Factors That May Affect Future Results" which are set forth below and in our other filings with the SEC.

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

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Life Insurance and Annuities

     Certain information regarding our life insurance and annuities segment's results of operations is as follows:

                                                                       Three Months Ended        Six Months Ended
                                                                            June 30,                 June 30,
                                                                      --------------------     --------------------
                                                                        2005        2004         2005        2004
                                                                      --------    --------     --------    --------
                                                                                     (In thousands)
Revenues and net investment gains (losses):
Investment income.................................................    $    314    $    315     $    635    $    653
Insurance policy charges..........................................           3           1            3           3
Net realized investment gains (losses)............................           -          95          (43)     (1,161)
Change in net unrealized investment gains and losses on
   trading securities.............................................           -       1,238           18      (2,251)
                                                                      --------    --------     --------    --------
Total revenues and net investment gains (losses)..................         317       1,649          613      (2,756)

Expenses:
Amounts credited on insurance policyholder accounts...............         267         333          557         717
General and administrative expenses...............................         162         235          601         491
                                                                      --------    --------     --------    --------
Total expenses....................................................         429         568        1,158       1,208
                                                                      --------    --------     --------    --------
Income (loss) before income tax expense...........................    $   (112)   $  1,081     $   (545)   $ (3,964)
                                                                      --------    --------     --------    --------
                                                                      --------    --------     --------    --------

     As previously disclosed in our 2002, 2003 and 2004 Annual Reports on Form 10-K, during 2002, our primary insurance company, LPLA, was placed under regulatory control and rehabilitation based on LPLA's statutory capital and surplus as of June 30, 2002. On July 2, 2002, we announced that further declines in the value of LPLA's investment portfolio, due to persistent negative events in the equity and bond markets, continued to erode significantly the statutory capital of LPLA and that we were unsuccessful in concluding a transaction to enhance the capital of LPLA. As a consequence, LPLA discontinued the issuance of new policies as of July 2, 2002. Although the statutory capital of our Jersey insurance subsidiary, LPAL, was not affected by the adverse equity and bond markets to the same extent as the statutory capital of LPLA, we also announced on July 2, 2002 that LPAL would discontinue writing new policies effective immediately. The decision to discontinue the issuance of new policies through LPAL was made to avoid the increased capital requirements created by additional policyholder liabilities. Subsequent to this announcement and other announcements relating to the Company and LPLA, LPAL policy surrenders increased substantially. Approximately 88% of LPAL's $140.2 million in policyholder liabilities as of June 30, 2002 have been surrendered or have matured as of June 30, 2005. Policyholder liabilities as of June 30, 2005 were $17.2 million.

     Due to the events referred to above, LPAL focuses on managing the remaining block of policyholder liabilities. There are no plans currently to write new policies.

Second quarter of 2005 compared to second quarter of 2004

     In the second quarter of 2005, LPAL contributed a loss before income taxes of $0.1 million to our overall loss before income taxes, compared to income before income taxes of $1.1 million in the second quarter of 2004. There were no realized investment gains or losses in the second quarter of 2005 compared to net realized gains of $0.1 million in the second quarter of 2004. There were no unrealized investment gains or losses in the second quarter of 2005, compared to a net unrealized gain of $1.2 million in the second quarter of 2004. In the second quarter of 2005, the spread between investment income and amounts credited to policyholders increased by $65,000; and general and administrative expenses decreased by $73,000, each as compared to the second quarter of 2004.

     LPAL did not generate any premiums during the second quarter of 2005 or 2004. LPAL discontinued selling new policies on July 2, 2002 as a result of the events described above.

     The spread between investment income and amounts credited to policyholders improved during the second quarter of 2005 compared to the second quarter of 2004, from negative $18,000 to positive $47,000. Interest credited on policyholder accounts decreased by $66,000 to $0.3 million in the second quarter of 2005, compared with the second quarter of 2004. This decrease was primarily due to policy maturities since the second quarter of 2004. The average rate credited to policyholders was 5.7% during the second quarter of 2005, compared with 5.4% during the second quarter of 2004. Interest income on investments remained level at $0.3 million in the second quarter of 2005, compared to the second quarter of 2004. The level of corporate bonds held by LPAL decreased from $22.2 million at June 30, 2004 to $18.5 million at June 30, 2005, primarily due to bond maturities which matched policy maturities. LPAL sold all of its $10.3 million of listed equity securities held at June 30, 2004 by the end of the first quarter of 2005, and has reinvested most of the proceeds in corporate bonds.

     As mentioned above, there were no realized or unrealized investment gains or losses during the second quarter of 2005, compared with net realized and unrealized investment gains of $1.3 million during the second quarter of 2004. During 2004, LPAL held significant levels of listed equity securities, causing LPAL's results to be impacted by equity market volatility. As discussed above, LPAL no longer holds these listed equity securities, and as such, LPAL's equity market risk has been reduced significantly.

     Total invested assets decreased to $28.6 million as of June 30, 2005, compared with $31.5 million as of March 31, 2005 primarily due to policyholder benefits paid of $2.0 million during the second quarter of 2005. On total average invested assets in the second quarter of 2005, the average annualized net return, including both realized and unrealized investment gains and losses, was 4.3%, compared with 17.5% in the second quarter of 2004.

     Policyholder liabilities as of June 30, 2005 were $17.2 million of which $3.2 million is scheduled to mature during the remaining six months of 2005. The maturity profile of LPAL's corporate bond portfolio has been structured to match approximately the maturity profile of LPAL's policies. In the absence of significant redemptions, policyholder liabilities are projected to be approximately $14.1 million at the end of 2005.

     General and administrative expenses for the second quarter of 2005 were $162,000, compared with $235,000 for the second quarter of 2004. This decrease was primarily due to lower staff costs, resulting from the reduction in staff in January 2005.

First six months of 2005 compared to first six months of 2004

     In the first six months of 2005, LPAL contributed a loss before income taxes of $0.5 million to our overall loss before income taxes, compared to a loss before income taxes of $4.0 million in the first six months of 2004. Net realized investment losses in the first six months of 2005 were $43,000 compared to net realized investment losses of $1.2 million in the first six months of 2004. The gain from the change in net unrealized investment gains and losses was $18,000 in the first six months of 2005, compared to a loss of $2.3 million in the first six months of 2004. In the first six months of 2005, the spread between investment income and amounts credited to policyholders increased by $0.1 million; and general and administrative expenses increased by $0.1 million, each as compared to the first six months of 2004.

     LPAL did not generate any premiums during the first six months of 2005 or 2004. LPAL discontinued selling new policies on July 2, 2002 as a result of the events described above.

     The spread between investment income and amounts credited to policyholders improved during the first six months of 2005 compared to the first six months of 2004, from negative $64,000 to positive $78,000. Interest credited on policyholder accounts decreased by $160,000 to $0.6 million in the first six months of

2005, compared with the first six months of 2004. This decrease was primarily due to policy maturities since the end of the first half of 2004. The average rate credited to policyholders was 5.6% during the first six months of 2005, compared with 5.5% during the first six months of 2004. Interest income on investments remained level at $0.6 million in the first six months of 2005, compared to the first six months of 2004.

     Net investment losses totaled $25,000 in the first six months of 2005, compared with net investment losses of $3.4 million in the first six months of 2004. During 2004, LPAL held significant levels of listed equity securities, causing LPAL's results to be impacted by equity market volatility. By the end of January 2005, LPAL sold all of its listed equity securities and as such, LPAL's equity market risk has been reduced significantly.

     Total invested assets decreased to $28.6 million as of June 30, 2005, compared with $33.1 million as of December 31, 2004 primarily due to policyholder benefits paid of $3.3 million during the first six months of 2005. On total average invested assets in the first six months of 2005, the average annualized net return, including both realized and unrealized investment gains and losses, was 4.0%, compared with -13.4% in the first six months of 2004.

     Policyholder liabilities as of June 30, 2005 were $17.2 million of which $3.2 million is scheduled to mature during the remaining six months of 2005. The maturity profile of LPAL's corporate bond portfolio has been structured to match approximately the maturity profile of LPAL's policies. In the absence of significant redemptions, policyholder liabilities are projected to be approximately $14.1 million at the end of 2005.

     Included in general and administrative expenses for the first six months of 2005 are $293,000 of employee severance costs. In order to reduce operating costs and to conserve cash, and in light of the decrease in the size of LPAL's operations, LPAL reduced its staff in January 2005. Excluding the $293,000 of employee severance costs, general and administrative expenses for the first six months of 2005 were $0.3 million, compared to $0.5 million for the first six months of 2004. This decrease was primarily due to lower staff costs.

Venture Capital and Consulting

     Certain information regarding our venture capital and consulting segment's results of operations is as follows:

                                                                       Three Months Ended        Six Months Ended
                                                                            June 30,                 June 30,
                                                                      --------------------     --------------------
                                                                        2005        2004         2005        2004
                                                                      --------    --------     --------    --------
                                                                                     (In thousands)
Revenues and net investment gains (losses):
Consulting fees...................................................    $    177    $     90     $    315    $    180
Net realized investment gains ....................................           -       1,332            -       1,773
Change in net unrealized investment gains and losses on
   trading securities.............................................          12      (1,016)         (28)     (2,189)
                                                                      --------    --------     --------    --------
Total revenues and net investment gains (losses)..................         189         406          287        (236)

Operating expenses................................................         168         319          477         648
                                                                      --------    --------     --------    --------
Income (loss) before income tax expense...........................    $     21    $     87     $   (190)   $   (884)
                                                                      --------    --------     --------    --------
                                                                      --------    --------     --------    --------

Second quarter of 2005 compared to second quarter of 2004

     In the second quarter of 2005, the venture capital and consulting segment contributed income before income taxes of $21,000 to our overall loss before income taxes, compared to income before income taxes of $87,000 in the second quarter of 2004. The results for the second quarter of 2004 were impacted by the $0.3 million in net realized and unrealized investment gains on listed equity securities. These positions in listed equity securities resulted from privately held technology companies, in which the venture capital and consulting segment had an equity interest, completing initial public offerings or being acquired by publicly traded companies in stock-for-stock acquisitions. Most of these listed equity securities were sold during 2004, thereby significantly reducing this segment's equity market risk, and resulting volatility in earnings, in 2005.

     The venture capital and consulting segment earned consulting fees of $177,000 during the second quarter of 2005 compared to $90,000 in the second quarter of 2004, by advising a small number of North American technology companies that are looking to grow their businesses or to expand their investor base overseas, primarily in Europe and Japan. BICC advises on overseas operations, assists in locating partners, customers and investment capital, and occasionally will take principal positions where the case is compelling and the timeframe for realization could be relatively short. Typically, BICC seeks a retainer (monthly or upfront depending on the nature of the assignment) from its North American technology company clients for its consulting work, and a "success fee" upon the successful completion of its assignment.

     Operating expenses in the second quarter of 2005 decreased by $0.1 million to $0.2 million, compared to the second quarter of 2004, reflecting the Group's overall efforts to reduce operating costs.

First six months of 2005 compared to first six months of 2004

     In the first six months of 2005, the venture capital and consulting segment contributed a loss before income taxes of $0.2 million to our overall loss before income taxes, compared to a loss before income taxes of $0.9 million in the first six months of 2004. The loss in the first six months of 2005 was attributable primarily to an excess of operating expenses over consulting fee income. The results in the first six months of 2004 were attributable partially to net realized and unrealized investment losses on listed equity securities of $0.4 million and partially to an excess of operating expenses over consulting fee income.

     The venture capital and consulting segment earned consulting fees of $0.3 million during the first six months of 2005 compared to $0.2 million during the first six months of 2004, reflecting the addition of several new clients during the first half of 2005.

     Operating expenses in the first six months of 2005 were $0.5 million, compared to $0.6 million in the first six months of 2004. The $0.1 million decrease reflects the Group's overall efforts to reduce operating costs.

Corporate and Other

Second quarter of 2005 compared to second quarter of 2004

     Corporate expenses decreased by $38,000 to $0.7 million in the second quarter of 2005, compared to the second quarter of 2004. This decrease was due primarily to lower staff costs and corporate insurance expense, which were partially offset by legal expenses related to the SunGard matter as described below in Part II, Item 1 "Legal Proceedings."

First six months of 2005 compared to first six months of 2004

     Corporate expenses decreased by $0.1 million to $1.3 million in the first six months of 2005, compared to the first six months of 2004. This decrease was due primarily to lower staff costs, corporate insurance costs and facilities expense, which were partially offset by legal expenses related to the SunGard matter as described below in Part II, Item 1, "Legal Proceedings."

     The amount of interest we earned (excluding the life insurance and annuities segment) increased by $0.1 million to $0.2 million in the first six months of 2005, compared to the first six months of 2004. We have improved the yields earned on our liquid assets by investing in short-term corporate debt and U.S. government agency securities.

Consolidated Income (Loss) Before Income Tax Expense

Second quarter of 2005 compared to second quarter of 2004

     Our consolidated loss before income tax expense was $0.7 million in the second quarter of 2005, compared to income before income tax expense of $0.5 million in the second quarter of 2004. This decrease in income was attributable primarily to lower net realized and unrealized investment gains in the second quarter of 2005 (only $12,000), compared to $1.6 million in gains in the second quarter of 2004.

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

First six months of 2005 compared to first six months of 2004

     Our consolidated loss before income tax expense was $1.8 million in the first six months of 2005, compared to a loss of $6.2 million in the first six months of 2004. This lower loss was due primarily to net realized and unrealized investment losses of only $0.1 million in the first six months of 2005, compared to net realized and unrealized investment losses of $3.8 million in the first six months of 2004.

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

Second quarter of 2005 compared to second quarter of 2004

     We had no tax expense and recorded no tax benefits in the second quarter of 2005, though we had a $0.7 million loss before income taxes. The $0.3 million tax expense in the second quarter of 2004 relates to our additional California tax liability for tax years 1998 and 1999. We paid this additional tax in the fourth quarter of 2004 and the matter has now been fully resolved with the California Franchise Tax Board. Although $0.3 million of losses were contributed by our Jersey and Guernsey operations during the second quarter of 2005, we did not recognize any tax benefits due to the uncertainty surrounding their recovery before expiry. Losses of $0.3 million were contributed by our U.S. subsidiaries during the period; however, we did not recognize any U.S. tax benefits due to the 100% valuation allowances that we have provided for all deferred tax assets.

First six months of 2005 compared to first six months of 2004

     As discussed above, the $0.3 million tax expense for the first six months of 2004 relates to our additional California tax liability for tax years 1998 and 1999. We recorded only $5,000 of tax expense in the first six months of 2005, related to minimum California taxes. While losses of $1.2 million were contributed by our Jersey and Guernsey operations during the period, we did not recognize any tax benefits due to the uncertainty surrounding their recovery before expiry. Losses of $0.6 million were contributed by our U.S. subsidiaries during the period; however, we did not recognize any U.S. tax benefits due to the 100% valuation allowances that we have provided for all deferred tax assets.

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


LIQUIDITY AND CAPITAL RESOURCES

     Our cash and cash equivalents decreased during the first six months of 2005 by $9.7 million to $9.7 million. This decrease in cash and cash equivalents primarily resulted from $6.2 million and $3.3 million of cash used in investing activities and financing activities, respectively, partially offset by $0.1 million provided by operating activities. Cash used in investing activities primarily related to the purchase of fixed maturity securities by the Group and LPAL, partially offset by the maturity of fixed maturity securities held by LPAL and the Group. Cash used in financing activities related to insurance policyholder benefits paid by LPAL. Cash provided by operating activities primarily resulted from the sale of trading securities and an increase in accrued expenses, partially offset by the $1.8 million operating loss for the first six months of 2005. As of June 30, 2005, our cash and cash equivalents, excluding the amount held by LPAL, amounted to $1.2 million, a decrease of $8.6 million from December 31, 2004. We purchased $8.5 million in corporate bonds and U.S. government agency securities during the first quarter of 2005 in order to increase our yields on our liquid resources. Of these securities, $0.9 million matured during the first six months of 2005, and all of the remaining securities will mature on or before February 1, 2006.

     Shareholders' equity decreased during the first six months of 2005 by $1.9 million from $22.9 million at December 31, 2004 to $21.0 million at June 30, 2005, primarily due to the net loss for the period of $1.8 million. As of June 30, 2005 and December 31, 2004, $62.6 million and $63.6 million, respectively, of our Ordinary Shares, at cost, held by the employee benefit trusts have been netted against shareholders' equity.

     As discussed above in "Results of Operations by Business Segment - Life Insurance and Annuities," LPAL discontinued issuing new policies in July 2002. During the first six months of 2005, LPAL continued to service its existing policyholders. During this period, policy surrenders totaled $0.2 million and policy maturities totaled $3.1 million. Policyholder liabilities were $17.2 million as of June 30, 2005, compared to $21.2 million as of December 31, 2004. We do not expect significant surrender activity during the remaining six months of 2005; however, approximately $3.2 million of policyholder liabilities are scheduled to mature during this period. LPAL has sufficient liquid resources to fund these maturities. As of June 30, 2005, LPAL had cash of $8.6 million, accrued interest receivable of $0.6 million and corporate bonds of $18.5 million.

     In prior periods, LPAL held listed equity securities at levels such that fluctuations in the market value of these listed equity securities could have had a significant impact on LPAL's statutory capital level. Following the sale of LPAL's remaining Packeteer, Inc. common stock holding during 2004, and the sale of LPAL's remaining $0.5 million of listed equity holdings in January 2005, fluctuations in the market value of LPAL's remaining listed equity securities will no longer have an impact on LPAL's required statutory capital level.

     As of June 30, 2005, we had no bank borrowings, guarantee obligations, material commitments outstanding for capital expenditures or additional funding for private equity portfolio companies.

     As of June 30, 2005, we had $1.2 million of cash and cash equivalents and $7.6 million in short-term bonds, excluding cash and bonds held by our life insurance and annuities segment. We believe that this cash balance and the bond maturity proceeds are sufficient to fund our operations (venture capital and corporate activities) over at least the next 12 months. As discussed below in
Part II, Item 1 "Legal Proceedings," we are involved in certain legal proceedings for which we have incurred and will incur attorneys' fees and other costs. The amount of such future fees and costs is currently unknown, though we believe that our cash and liquid resources are sufficient to cover these costs, in addition to our normal operating expenses, over at least the next 12 months.

     As of June 30, 2005, we had $1.0 million of cash held in escrow related to our sale of LPA to SunGard as discussed above in Note 4 "Cash Held in Escrow." Due to the legal proceedings described below in Part II, Item 1, the release of the escrow amount is currently uncertain. We have not made any reserve against this $1.0 million held in escrow.

     In order to reduce operating costs and to conserve cash, and in light of the decrease in the size and complexity of our continuing operations, we reduced staffing levels in early 2005. Due to employee severance costs, the impact of these staff cost reductions will not be fully realized on an annual basis until 2006. In addition, we have implemented or are in the process of implementing other cost reductions.


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

     Prior to September 30, 2004, we held levels of listed equity securities which exposed us to significant equity price risk and resulting volatility in our reported earnings. Subsequent to the sale of our remaining holding in Packeteer, Inc. common stock on September 30, 2004, the market value of our listed equity trading portfolio was only $0.6 million as of December 31, 2004. During January 2005, we sold all but $0.1 million of the listed equity securities held as of December 31, 2004. At this level, we have greatly reduced equity price risk and fluctuations in the market value of our remaining listed equity securities should not have a material impact on our earnings in future periods.

     As of June 30, 2005, we held $0.8 million in private corporate equity securities of technology companies for which liquid markets do not exist. Private equity prices do not fluctuate directly with public equity markets, but significant market movements may trigger a review for other-than-temporary adjustment of the carrying values of our private equity securities. The risks inherent in these private equity investments relate primarily to the viability of the investee companies. We try to mitigate these risks in various ways, including performing extensive due diligence prior to making an investment, and regularly reviewing the progress of the investee companies.


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

     As of the end of the period covered by this quarterly report on Form 10-Q, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on such evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by the quarterly report on Form 10-Q.

     There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2005 that materially affected, or that could reasonably likely materially affect, our internal controls over financial reporting.

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

     On June 3, 2005, SunGard filed a motion seeking to dismiss or stay our California Superior Court action. On June 10, 2005, we filed a petition to dismiss SunGard's complaint in the Pennsylvania court. On July 26, 2005, the California court denied SunGard's motion to dismiss or stay our California action against SunGard.

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



                                  BERKELEY TECHNOLOGY LIMITED
                                  (Registrant)

Date:  August 10, 2005            By:    /s/  Ian K. Whitehead

                                  Ian K. Whitehead
                                  Chief Financial Officer

                                  (Principal Financial and Accounting Officer and Duly Authorized Officer of the Registrant)

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

               EXHIBIT INDEX FOR THE QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2005

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