Form 10-K
period 2005-12-31
BERKELEY TECHNOLOGY LTD
filed 2006-03-30
CIK 891377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ____________________

                                    FORM 10-K
(Mark One)
/X/           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2005

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

                               Title of each class
      American Depositary Shares, each representing ten Ordinary Shares of
                            $0.05 par value per share
                 Ordinary Shares of $0.05 par value per share *

*Not for trading, but only in connection with the registration of American Depositary Shares, pursuant to the requirements of the Securities and Exchange Commission.

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

     Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check
one):   Large  accelerated  filer [ ]   Accelerated  filer [ ]   Non-accelerated
filer[X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the Ordinary Shares on June 30, 2005 as reported on the London Stock Exchange (using an exchange rate of (pound)1.00 = $1.79) was $4,675,526. Ordinary Shares held by each current executive officer and director and by each person who is known by the registrant to own 10% or more of the outstanding Ordinary Shares have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination is not necessarily conclusive that these persons are affiliates of the registrant.

     As of March 30, 2006, the registrant had outstanding 64,439,073 Ordinary Shares, $0.05 par value per share.


                       DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's definitive proxy statement for its Annual General Meeting of Shareholders to be held on August 31, 2006, is incorporated by reference in
Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                                       PART I                                                Page

Item 1.    Business.........................................................................................    1
Item 1A.   Risk Factors.....................................................................................    4
Item 1B.   Unresolved Staff Comments........................................................................    5
Item 2.    Properties.......................................................................................    5
Item 3.    Legal Proceedings................................................................................    5
Item 4.    Submission of Matters to a Vote of Security Holders..............................................    6


                                                       PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
               of Equity Securities.........................................................................    6
Item 6.    Selected Financial Data..........................................................................   10
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations............   11
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.......................................   20
Item 8.    Financial Statements and Supplementary Data......................................................   22
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............   60
Item 9A.   Controls and Procedures..........................................................................   60


                                                       PART III

Item 10.   Directors and Executive Officers of the Registrant...............................................   60
Item 11.   Executive Compensation...........................................................................   61
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related
               Stockholder Matters..........................................................................   61
Item 13.   Certain Relationships and Related Transactions...................................................   61
Item 14.   Principal Accountant Fees and Services...........................................................   61


                                                       PART IV

Item 15.   Exhibits and Financial Statement Schedules ......................................................   62


Signatures .................................................................................................   72
Exhibit Index...............................................................................................   73


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

                                     PART I

Item 1.    BUSINESS

OVERVIEW

     We are a financial services company based in Jersey, Channel Islands, with an office in San Francisco, specializing in venture capital and consulting primarily in the telecommunications industry. We represent Silicon Valley telecommunications equipment companies in dealing with large incumbent European and Japanese telecommunications companies. Our objective is to use consulting revenues and expense reimbursements to finance the development of large telecommunications company relationships, which could eventually lead to equity based transactions, with fees or direct investment opportunities for the Group. We are also considering the possibility of new venture funds in partnership with international sources of capital.

     The impact of poor equity and bond market conditions in 2001 and 2002 resulted in a significant contraction of our operations and capital base. We continue to service the policyholders of London Pacific Assurance Limited ("LPAL") in Jersey, but new policies have not been sold since July 2002 to avoid the capital requirements related to the sale of new policies.

     The Company was incorporated in 1985 in Jersey, Channel Islands and is listed on the London Stock Exchange ("LSE"). Our Ordinary Shares currently trade under the symbol "BEK.L." American Depositary Receipts ("ADRs") representing our Ordinary Shares began trading in the U.S. market in 1992. Our ADRs currently trade on the Over-the-Counter ("OTC") Bulletin Board under the symbol "BKLYY.PK." Each ADR represents ten Ordinary Shares.

BUSINESS SEGMENTS

     We currently have two business segments that we operate through our subsidiaries: venture capital and consulting, and life insurance and annuities. Our principal operating subsidiaries, by business segment and location, are set forth below:

        Principal Subsidiaries                     Business Segment                   Location
------------------------------------------       ------------------------------     ------------------
Berkeley International Capital Corporation       Venture capital and consulting     San Francisco, California
Berkeley International Capital Limited           Venture capital                    Guernsey, Channel Islands
London Pacific Assurance Limited                 Life insurance and annuities       Jersey, Channel Islands

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

     After the impact of equity and bond losses in 2001 and 2002 on our operations and capital base, we have not made any further venture capital investments. Our current venture capital strategy is focused on identifying opportunities where we can assist private technology companies in locating investment capital. In select situations, we may also invest our own capital. Our consulting activities are continuing to grow as we add new clients who engage us to assist them with their European and Asian business strategies.

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

     BICC currently provides its services to four clients, and is in discussions with additional prospects. As an example of its work, BICC was engaged by a North American telecommunications equipment company to develop a business strategy for penetration of the European and Japanese markets. This engagement involved detailed market and prospect research and meetings with potential clients that may lead to substantial business for the client company. Another example of BICC's work is an engagement involving the preparation of a business plan, reviewing financing structures and introducing investors who could finance a European sales and customer support initiative for a U.S. telecommunications equipment company.

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

     Over the past 26 years, BICC arranged over $1.9 billion of placements in the private capital markets. Placements were typically arranged in later stage technology companies, which were near alpha test of their product and needed to scale up their engineering, marketing and sales infrastructure. Within this strategy, BICC has been able to identify many promising young technology companies that have grown in prominence in their fields and gone on to successful public offerings or acquisition transactions. Many of the companies are headquartered in close proximity to BICC's offices which allows for easier access to the companies' management. Most of these companies specialize in telecommunications (both central office and customer premises), data communications, software, semiconductors and knowledge learning. These placements included investments in 3Com, Acuson, Adaptec, Altera, America Online, Atmel, Cadence Design Systems,

Cirrus Logic, Cypress Semiconductor, Flextronics, IDT, Linear Technology, LSI Logic, Nellcor, Oracle, PMC Sierra and Packeteer, Inc.

     Of the private technology investments arranged by BICC, one investment, Alacritech, Inc., is currently held by LPAL.

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

Life Insurance and Annuities

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

     On July 2, 2002, we announced that LPAL would discontinue writing new policies effective immediately. The decision to discontinue the issuance of policies was made to avoid the increased capital requirements created by additional policyholder liabilities. Subsequent to this announcement, LPAL policy surrenders increased substantially. The number of policyholders fell from 2,603 at June 30, 2002 to 925 at December 31, 2002. The primary financial impact of the high level of surrenders was the reduction in the level of capital required to support the policyholder liabilities. The number of policyholders continued to decline to 347 at December 31, 2005; however, much of the decline during 2003, 2004 and 2005 was attributable to policy maturities rather than policy surrenders.

     We have no plans currently for LPAL to write new policies.

     LPAL's strategy for its investment portfolio has been to at least match the level of policyholder liabilities with corporate bonds and cash. At December 31, 2005, policyholder liabilities totaled $13.6 million and the market value of LPAL's corporate bonds, cash and accrued interest totaled $23.7 million. In addition, LPAL's portfolio included private equities valued at $0.8 million at December 31, 2005.

REGULATION

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

     The JFSC sets out the conditions with which LPAL must comply and determines the reporting requirements and the frequency of reporting. These conditions require that: (i) LPAL must hold, at all times, approved assets at least equal to the long-term insurance fund plus the required minimum solvency margin, (ii) the margin of solvency must be the greater of (pound)50,000 or 2.5% of the value of the long-term business fund, and (iii) assets equal to not less than 90% of liabilities must be placed with approved independent custodians. As of December 31, 2005, LPAL met all of these conditions.

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

EMPLOYEES

     As of December 31, 2005, we had 9 employees. The breakdown by business segment is as follows: venture capital and consulting, 4; life insurance and annuities, 2; and corporate, 3.

     None of our employees are covered by a collective bargaining agreement and we have not experienced any work stoppages.


Item 1A.   RISK FACTORS

Ability to Rebuild Our Venture Capital and Consulting Business

     There is a risk that we will not be able to rebuild our venture capital and consulting business significantly over the next two to three years. Our objective is to use consulting revenues and expense reimbursements to finance the development of large telecommunications company relationships which will eventually lead to equity based transactions, with fees or direct investment opportunities for our Group. There is also the possibility of new venture funds raised in partnership with international sources of capital leading to management fees and carried interests. However, the venture capital and consulting market is highly competitive with significantly larger participants, and thus there is no assurance that we will be successful in our strategy.

Lack of Profitable Operations in Recent Years

     There is a risk that we will not be able to return to profitability after a period of operating losses in recent years. We are earning consulting revenues and investment income, and we have reduced operating costs considerably. However, operating losses in future periods will continue to erode our available capital base.

Lack of Liquidity for Our Shares and ADRs

     The Company's ADRs are not traded on a major stock exchange. Our ADRs can be bought or sold on the OTC Bulletin Board, but liquidity is extremely limited. Our Ordinary Shares are listed on the London Stock Exchange, but liquidity is also limited. Due to this lack of liquidity, there is a risk that our shares or ADRs cannot be sold without an adverse affect on the price.


Item 1B.   UNRESOLVED STAFF COMMENTS

     None.


Item 2.    PROPERTIES

     We currently operate from two offices located in Jersey (Channel Islands) and San Francisco, California, consisting of approximately 3,000 and 3,800 square feet, respectively. We lease both offices. These leases expire in September 2010 and October 2006, respectively. Our life insurance and annuities segment operations, as well as our head office corporate activities, are carried out in the Jersey office. Our venture capital and consulting operations, as well as our U.S. corporate activities, are carried out in the San Francisco office. The Jersey office is too large for our current level of business and staffing, and we are currently evaluating sublease options.

     See Note 11 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further information regarding our leases.


Item 3.    LEGAL PROCEEDINGS

     On February 17, 2005, SunGard Business Systems Inc. ("SunGard") filed a lawsuit in the U.S. District Court in Philadelphia against the Company and certain of its subsidiaries. SunGard's complaint alleged losses in an amount equal to at least $7.2 million resulting from alleged breaches of representations and warranties contained in the May 2003 agreement governing the sale to SunGard of London Pacific Advisors, our financial advisory services business.

     On April 27, 2005, we filed a lawsuit against SunGard and certain of its affiliates in California Superior Court in San Francisco ("the Court") accusing SunGard of wrongful conduct and seeking payment of $1.0 million of the initial purchase consideration which is currently held in an escrow account, up to $8.0 million in additional earnout payments, and further damages for SunGard's prior wrongful actions. We are also asking the Court to award us compensatory, exemplary and punitive damages.

     We also filed a motion to dismiss, for lack of subject matter jurisdiction, SunGard's lawsuit against us in Pennsylvania. SunGard then voluntarily dismissed its federal action against us and filed a new complaint in the court of Common Pleas, Chester County, Pennsylvania. This new complaint alleges essentially the same claims against the same parties that were contained in SunGard's federal action. Based upon substantial document discovery and deposition testimony already completed, and ongoing consultation with our legal advisors, we believe that there is no merit to SunGard's claims against us, and we will continue to vigorously defend ourselves.

     On June 3, 2005, SunGard filed a motion to dismiss or stay our California Superior Court action on jurisdictional grounds. On July 26, 2005, the California court denied SunGard's motion. On August 25, 2005, SunGard appealed that decision. Its appeal was summarily denied by the California court of appeals on September 22, 2005. In response, on October 12, 2005, SunGard filed a motion seeking to dismiss 13 of the 14 claims contained in our California complaint. On January 3, 2006, the Court heard this motion and dismissed three of our claims, and allowed us to amend six of our remaining claims. On January 6, 2006, we lodged an 11-count amended complaint which amended and supplemented our claims based upon the substantial document discovery we have now received from SunGard. SunGard responded by filing another motion, this time to dismiss nine of our 11 claims. SunGard also sought to seal our amended complaint from public view. On March 1, 2006, the Court heard SunGard's motions and dismissed four of our 11 claims. The Court then ordered SunGard to answer our seven remaining claims within 20 days of its March 14, 2006 order. The Court also denied SunGard's motion to seal our amended complaint.

     On June 10, 2005, we filed a petition to dismiss SunGard's complaint in the Pennsylvania court. That motion has not yet been heard.

     Costs relating to the above matters are recognized in our statement of operations as they are incurred.


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to our shareholders during the quarter ended December 31, 2005.


                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

     The principal trading market for our Ordinary Shares is the LSE, under the symbol "BEK.L," on which such shares have been listed since February 1985. ADSs, each representing ten Ordinary Shares, are evidenced by ADRs for which The Bank of New York is the Depositary. Our ADSs have traded in the United States from September 1992 through August 1993 on the OTC Bulletin Board, from September 1993 through November 1999 on The Nasdaq Stock MarketSM under the symbol "LPGL," from November 1999 through July 3, 2002 on the New York Stock Exchange ("NYSE") under the symbol "LDP," from July 12, 2002 through June 15, 2003 on the OTC Bulletin Board under the symbol "LDPGY.PK" and since June 16, 2003 on the OTC Bulletin Board under the symbol "BKLYY.PK." As of December 31, 2005, there were 64,439,073 Ordinary Shares outstanding of which 13,107,960, or 20.3%, were represented by 1,310,796 ADSs. ADS holders may exercise their voting rights through the ADR Depositary.

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

     On July 9, 2002, trading of our ADRs was suspended and the securities were withdrawn from listing and registration on the NYSE due to a fall in price below the minimum permitted by the NYSE. As a result of the delisting, the liquidity of our common stock and its price were adversely affected. These actions may limit our ability to raise additional capital in the future, and there is no assurance that a significant trading market for the ADRs will develop. If an active trading market does not develop, ADR holders may be unable to sell their ADRs.

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

     The following table shows, for the quarters indicated, the reported highest and lowest middle market quotations (which represent an average of bid and asked prices) for our Ordinary Shares on the LSE, based on its Daily Official List, and the high and low trade price information of the ADSs as obtained from the OTC Bulletin Board:

                                                                         LSE                    OTC Bulletin Board
                                                                     Pounds Per                    U.S. Dollars
                                                                   Ordinary Share                     Per ADS
                                                               -----------------------        ----------------------
                                                                 High          Low              High          Low
                                                               ---------     ---------        ---------    ---------

2004:
First quarter.................................................     0.15         0.14             2.60          2.00
Second quarter................................................     0.15         0.14             2.55          2.25
Third quarter.................................................     0.14         0.11             2.60          2.05
Fourth quarter................................................     0.13         0.10             2.10          1.70

2005:
First quarter.................................................     0.11         0.09             1.95          1.50
Second quarter................................................     0.10         0.08             1.65          1.40
Third quarter.................................................     0.10         0.07             1.50          1.20
Fourth quarter................................................     0.09         0.06             1.25          0.70

Holders

     As of February 28, 2006, we had approximately 1,425 Ordinary shareholders of record and 62 ADS holders of record. Because many Ordinary Shares and ADSs are held by brokers and various institutions on behalf of other holders, we are unable to estimate the total number of beneficial holders represented by these holders of record.

Dividends

     Until 2002, we paid dividends on our Ordinary Shares in every year since we became listed on the LSE in 1985. Dividends on our Ordinary Shares were paid twice a year. In view of our requirement to conserve cash in order to meet the operating needs and growth opportunities of the business, we did not pay an interim or final dividend for 2004 or an interim dividend for 2005. Our Board of Directors will not be recommending a final dividend for the year 2005.

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

TAXATION

     The following summary of certain Jersey and U.S. tax consequences regarding share ownership is based on law and published practice as of February 28, 2006, and is subject to any changes in Jersey and U.S. law or published practice or in the establishment of any double taxation convention between Jersey and the U.S. occurring after that date. The summary is not a complete analysis or listing of all the possible tax consequences and does not address the tax implications for special classes of holders, such as banks, insurance companies and dealers in securities. The summary also does not address U.S. state income tax consequences. Owners of Ordinary Shares and ADSs should consult their own tax advisors as to the tax consequences of such ownership.

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

     Charities, superannuation funds and certain assurance companies in the U.K., together with individual investors who are not resident in Jersey, may be entitled to a full or partial repayment of the Jersey income tax credit suffered on distributions, on submission of a claim to the Jersey Comptroller of Income Tax. Shareholders who are unsure of their tax position should consult their tax advisor.

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

     U.K. stamp duty reserve tax may not be payable on an agreement to transfer the Ordinary Shares or ADSs.

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

                                                                            Years Ended/As of December 31,
                                                             ----------------------------------------------------------
                                                                2005       2004         2003      2002 (2)    2001 (2)
                                                             ----------  ----------  ----------  ----------  ----------
                                                                  (In thousands, except per share and ADS data)
Operating Results
Revenues from continuing operations, including net realized
   and change in net unrealized investment gains and losses  $    2,093  $   (5,759) $    9,198  $  (33,337) $ (194,376)
Income (loss) from continuing operations before income
   taxes................................................         (3,235)    (11,851)      1,047     (54,478)   (221,033)
Income tax expense (benefit) on continuing operations...             12         290         (42)      1,291       2,107
Income (loss) from discontinued operations..............              -           -       9,965    (154,678)   (180,194)
Income tax expense (benefit) on discontinued operations.              -           -          38      (4,943)    (58,550)
Net income (loss).......................................         (3,247)    (12,141)     11,016    (205,504)   (344,784)
Basic earnings (loss) per share:
   Continuing operations................................          (0.06)      (0.24)       0.02       (1.10)      (4.38)
   Discontinued operations..............................              -           -        0.20       (2.95)      (2.38)
                                                             ----------  ----------  ----------  ----------  ----------
Total basic earnings (loss) per share...................          (0.06)      (0.24)       0.22       (4.05)      (6.76)
Diluted earnings (loss) per share:
   Continuing operations................................          (0.06)      (0.24)       0.02       (1.10)      (4.38)
   Discontinued operations..............................              -           -        0.20       (2.95)      (2.38)
                                                             ----------  ----------  ----------  ----------  ----------
Total diluted earnings (loss) per share.................          (0.06)      (0.24)       0.22       (4.05)      (6.76)
Basic earnings (loss) per ADS:
   Continuing operations................................          (0.64)      (2.39)       0.21      (10.99)     (43.77)
   Discontinued operations..............................              -           -        1.96      (29.50)     (23.85)
                                                             ----------  ----------  ----------  ----------  ----------
Total basic earnings (loss) per ADS.....................          (0.64)      (2.39)       2.17      (40.49)     (67.62)
Diluted earnings (loss) per ADS:
   Continuing operations................................          (0.64)      (2.39)       0.21      (10.99)     (43.77)
   Discontinued operations..............................              -           -        1.94      (29.50)     (23.85)
                                                             ----------  ----------  ----------  ----------  ----------
Total diluted earnings (loss) per ADS...................          (0.64)      (2.39)       2.15      (40.49)     (67.62)

Financial Position
Cash and total investments (continuing operations)......         32,840      43,279      61,944      69,378     262,058
Total assets............................................         33,803      44,707      63,513      80,217   2,539,126
Bank debt...............................................              -           -           -       9,314      36,874
Guarantees under bank facility..........................              -           -           -      10,590          -
Shareholders' equity....................................         19,603      22,893      34,897      21,486     221,653
Book value per share (1)................................           0.39        0.45        0.69        0.42        4.37
Book value per ADS (1)..................................           3.85        4.51        6.88        4.23       43.68

Ordinary Share and ADS Data
Ordinary Shares outstanding as of December 31...........         64,439      64,439      64,439      64,439      64,439
Weighted-average shares used in:
   Basic earnings per share calculation.................         50,917      50,754      50,754      50,753      50,984
   Diluted earnings per share calculation...............         50,917      50,754      51,188      50,753      50,984
Total dividends per share relating to the year (gross)..     $        -  $        -  $        -  $        -  $     0.16
Total dividends per ADS relating to the year............     $        -  $        -  $        -  $        -  $     1.28
Market price per share on December 31...................    (pound)0.06 (pound)0.11 (pound)0.14(pound)0.055 (pound)2.60
Market price per ADS on December 31.....................     $     0.70  $     1.70  $     2.51  $     0.50  $    39.60
Market capitalization as of December 31.................     $    6,706  $   13,115  $   16,148  $    5,706  $  244,611

(1) Based on the net asset value of the Group after deducting the cost of the shares held by the employee benefit trusts, and on the number of shares outstanding excluding the shares held by the employee benefit trusts.
(2) Reclassifications have been made related to discontinued  operations.  The Group's financial advisory services and asset management businesses were sold in 2003, and the Group's U.S. life insurance company was deconsolidated in 2002.

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

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

     Income before income taxes for our reportable operating segments, based on management's internal reporting structure, is as follows:

                                                                                          Years Ended December 31,
                                                                                     ----------------------------------
                                                                                        2005        2004        2003
                                                                                     ----------  ----------  ----------
                                                                                               (In thousands)
Income (loss) from continuing operations before income taxes by operating segment:
Venture capital and consulting ..............................................        $     (584) $   (1,365) $    3,571
Life insurance and annuities ................................................              (701)     (8,091)      1,577
                                                                                     ----------  ----------  ----------
                                                                                         (1,285)     (9,456)      5,148
Reconciliation of segment amounts to consolidated amounts:
Interest and other fee income................................................               366         125          53
Corporate expenses...........................................................            (2,312)     (2,415)     (3,478)
Interest expense.............................................................                (4)       (105)       (676)
                                                                                     ----------  ----------  ----------
Consolidated income (loss) from continuing operations before
  income taxes...............................................................        $   (3,235) $  (11,851) $    1,047
                                                                                     ----------  ----------  ----------
                                                                                     ----------  ----------  ----------

     Business segment data contained in Note 17 to the Consolidated Financial Statements in Item 8 of this Form 10-K should be read in conjunction with this discussion. A detailed discussion of the results for each reportable segment follows.

Venture Capital and Consulting

     Certain information regarding our venture capital and consulting segment's results of operations is as follows:

                                                                                          Years Ended December 31,
                                                                                     ----------------------------------
                                                                                        2005        2004        2003
                                                                                     ----------  ----------  ----------
                                                                                               (In thousands)
Revenues and net investment gains (losses):
Consulting fees..............................................................        $      536  $      490  $        -
Net realized investment gains (losses).......................................                 -       2,010      (2,107)
Change in net unrealized investment gains and losses on
   trading securities........................................................                (1)     (2,625)      6,794
                                                                                     ----------  ----------  ----------
Total revenues and net investment gains (losses).............................               535        (125)      4,687

Operating expenses...........................................................             1,119       1,240       1,116
                                                                                     ----------  ----------  ----------
Income (loss) from continuing operations before income taxes.................        $     (584) $   (1,365) $    3,571
                                                                                     ----------  ----------  ----------
                                                                                     ----------  ----------  ----------

2005 compared to 2004

     In 2005, the venture capital and consulting segment contributed a loss before income taxes of $0.6 million to our overall loss from continuing operations before income taxes, compared to a loss before taxes of $1.4 million in 2004. The loss for 2005 was attributable to an excess of operating expenses over consulting fee income. The 2004 results were attributable to net realized and unrealized investment losses on listed equity securities of $0.6 million, in addition to a $0.8 million excess of operating expenses over consulting fee income.

     Operating expenses in 2005 were $1.1 million, compared to $1.2 million in 2004. The $0.1 million decrease was attributable primarily to a reduction in staff costs and facility expenses. The decrease reflects our overall efforts to reduce operating costs.

2004 compared to 2003

     In 2004, the venture capital and consulting segment contributed a loss before income taxes of $1.4 million to our overall loss from continuing operations before income taxes, compared to income before taxes of $3.6 million in 2003. The 2003 results were attributable primarily to net realized and unrealized investment gains and losses on listed equity securities. During 2004, we began earning fee income by advising a small number of North American technology companies. Consulting fees of $490,000 were earned; however, this income did not cover all of the operating expenses of the segment.

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

Life Insurance and Annuities

     Certain information regarding our life insurance and annuities segment's results of operations is as follows:

                                                                                          Years Ended December 31,
                                                                                     ----------------------------------
                                                                                        2005        2004        2003
                                                                                     ----------  ----------  ----------
                                                                                               (In thousands)
Revenues and net investment gains (losses):
Investment income............................................................        $    1,213  $    1,295  $    1,834
Insurance policy charges.....................................................                 4           4           6
Net realized investment gains (losses).......................................               (43)      1,273     (38,329)
Change in net unrealized investment gains and losses on
   trading securities........................................................                18      (8,331)     40,947
                                                                                     ----------  ----------  ----------
Total revenues and net investment gains (losses).............................             1,192      (5,759)      4,458

Expenses:
Amounts credited on insurance policyholder accounts..........................               980       1,358       1,922
General and administrative expenses..........................................               913         974         959
                                                                                     ----------  ----------  ----------
Total expenses...............................................................             1,893       2,332       2,881
                                                                                     ----------  ----------  ----------
Income (loss) from continuing operations before income taxes.................        $     (701) $   (8,091) $    1,577
                                                                                     ----------  ----------  ----------
                                                                                     ----------  ----------  ----------

     As previously disclosed in our 2002 through 2004 Annual Reports on Form 10-K, on July 2, 2002, we announced that LPAL would discontinue writing new policies effective immediately. The decision to discontinue the issuance of new policies was made to avoid the increased capital requirements created by additional policyholder liabilities. Subsequent to this announcement, LPAL policy surrenders increased substantially. Approximately 90% of LPAL's $140.2 million in policyholder liabilities as of June 30, 2002 have been surrendered or have matured as of December 31, 2005. Policyholder liabilities as of December 31, 2005 were $13.6 million. Almost all of the surrenders since June 30, 2002 occurred in the second half of 2002; most of the decrease in policyholder liabilities since the end of 2002 is attributable to policy maturities.

     LPAL  now  focuses  on  managing  the  remaining   block  of   policyholder
liabilities. There are no plans currently to write new policies.

2005 compared to 2004

     In 2005, LPAL contributed a loss before income taxes of $0.7 million to our overall loss from continuing operations before income taxes, compared to a loss before income taxes of $8.1 million in 2004

     The spread between investment income and amounts credited to policyholders improved during 2005 compared to 2004, from negative $63,000 in 2004 to positive $233,000 in 2005. Interest and dividend income on investments totaled $1.2 million in 2005, compared with $1.3 million in 2004. This $0.1 million decrease was primarily due to the decline in the level of LPAL's corporate bond investments, which was consistent with the decline in policyholder liabilities since December 31, 2004. Amounts credited on policyholder accounts decreased by $0.4 million in 2005 to $1.0 million, compared to $1.4 million in 2004. This decrease was primarily due to policy maturities since December 31, 2004. The average rate credited to policyholders was 5.7% in 2005, compared with 5.6% in 2004.

     Net investment losses totaled $25,000 in 2005, compared with net investment losses of $7.1 million in 2004. During 2004, LPAL held significant levels of listed equity securities, causing LPAL's results to be impacted by equity market volatility. By the end of January 2005, LPAL sold all of its listed equity securities and as such, LPAL's equity market risk has been reduced significantly.

     Total invested assets decreased to $24.7 million as of December 31, 2005, compared to $33.1 million as of December 31, 2004, primarily due to policyholder benefits paid of $6.7 million. On total average invested assets in 2005, the average net return, including both realized and unrealized investment gains and losses, was 4.2%, compared with -15.3% in 2004.

     Policyholder liabilities as of December 31, 2005 were $13.6 million of which $10.6 million is scheduled to mature during 2006. LPAL expects to meet these maturities primarily by using the proceeds from maturing bonds which are estimated to be $13.7 million during 2006, and estimated interest income to be received during 2006 of $1.1 million. In the absence of significant redemptions, policyholder liabilities are projected to be approximately $3.0 million at the end of 2006.

     Included in general and administrative expenses for 2005 are $0.3 million of employee severance costs. In order to reduce operating costs and to conserve cash, and in light of the decrease in the size of LPAL's operations, LPAL reduced its staff in January 2005. Excluding the $0.3 million of employee severance costs, general and administrative expenses for 2005 were $0.6 million, compared with $1.0 million for 2004. This $0.4 million decrease is primarily due to lower staff costs.

2004 compared to 2003

     In 2004, LPAL contributed a loss before income taxes of $8.1 million to our overall loss from continuing operations before income taxes, compared to income before income taxes of $1.6 million in 2003. Net realized investment gains in 2004 were $1.3 million compared to net realized investment losses of $38.3 million in 2003. The loss from the change in net unrealized investment gains and losses was $8.3 million in 2004, compared to a gain of $40.9 million in 2003. In 2004, the spread between investment income and amounts credited to policyholders increased by $25,000, and general and administrative expenses remained flat at $1.0 million, each as compared to 2003.

     LPAL did not generate any premiums during 2004 or 2003. LPAL discontinued selling new policies on July 2, 2002 as mentioned above.

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

Corporate and Other

2005 compared to 2004

     Corporate expenses decreased by $0.1 million to $2.3 million in 2005, as compared to $2.4 million for 2004. This decrease was primarily due to lower staff costs, facilities expense, professional services fees, shareholder reporting costs and corporate insurance costs, which were partially offset by legal fees associated with the legal proceedings described in Note 11 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

2004 compared to 2003

     Corporate expenses decreased by $1.1 million to $2.4 million in 2004, as compared to $3.5 million for 2003. This decrease was primarily due to lower facilities costs, professional services fees and insurance costs.

     Since we fully repaid and terminated our bank facility during June 2003, we did not incur any borrowing costs in 2004, compared to $0.7 million in 2003. However, we did pay $0.1 million in interest during 2004 related to an additional California tax liability for tax years 1998 and 1999.

Consolidated Income (Loss) from Continuing Operations Before Income Taxes

2005 compared to 2004

     Our consolidated loss from continuing operations before income taxes was $3.2 million in 2005, compared to a loss of $11.9 million in 2004. This change was primarily due to net realized and unrealized investment losses of $26,000 in 2005, compared to net realized and unrealized investment losses of $7.7 million in 2004.

     Due to the sales of almost all of our listed equity securities during 2004, our results are no longer significantly impacted by equity market volatility.

     We continue to pursue opportunities to grow the business in the future, however, there is no guarantee that we will be successful in redeveloping our venture capital and consulting operations.

2004 compared to 2003

     Our consolidated loss from continuing operations before income taxes was $11.9 million in 2004, compared to income from continuing operations before income taxes of $1.0 million in 2003. This change was primarily due to net realized and unrealized investment losses of $7.7 million in 2004, compared to net realized and unrealized investment gains of $7.3 million in 2003. During both years, we held significant levels of listed equity securities and our results were significantly impacted by equity market volatility.

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

2005 compared to 2004 (continuing operations)

     The $12,000 tax expense for 2005 is comprised of our minimum California taxes and other state taxes. Other than these taxes, no other tax expense or benefits are applicable to our Group for this period. Losses were contributed by our Jersey and Guernsey operations, for which no tax benefits will be realized. Losses were also contributed by our U.S subsidiaries during 2005; we did not recognize any U.S. tax benefits due to the 100% valuation allowances that we have provided for all deferred tax assets.

2004 compared to 2003 (continuing operations)

     The $0.3 million tax expense for 2004 is primarily an additional California tax liability related to tax years 1998 and 1999 which we paid in 2004. Other than these taxes and $7,000 of other tax expense, primarily minimum California taxes, no other tax expense or benefits are applicable to our Group for this period. Losses were contributed by our Jersey and Guernsey operations, primarily consisting of net realized and unrealized investment losses for which no tax benefits will be realized. Losses were also contributed by our U.S subsidiaries during 2004; however, we did not recognize any U.S. tax benefits due to the 100% valuation allowances that we have provided for all deferred tax assets.

2003 (disposal of discontinued operations)

     We recorded $36,000 of income tax expense on book gains totaling $11.7 million from the sales of Berkeley Capital Management ("BCM") and LPA during 2003. Income taxes based on statutory tax rates applied to the taxable gains on these sales were approximately $4.9 million. However, due to net operating losses in the U.S. tax groups in the current and prior years, and capital loss carryovers from prior years, we were able to offset all of the taxes related to the gains on the sale of BCM and LPA, except for a small amount of federal alternative minimum tax.

Discontinued Operations

     There were no results to report for discontinued operations for 2004 or 2005, as we completed the sales of BCM and LPA in the second quarter of 2003.

     Our consolidated statement of operations for 2003 includes the results of discontinued operations for the first four months of 2003, in the case of BCM, and for the first five months of 2003, in the case of LPA. It also includes the gain on sale of both BCM and LPA totaling $11.7 million. For further information see Note 2 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

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

Contingent Liabilities

     As discussed in Note 11 to the Consolidated Financial Statements in Item 8 of this Form 10-K, we are involved in various matters that may or may not result in a loss to the Group. We account for contingent liabilities in accordance with Statement of Financial Accounting Standards No. 5, "Accounting for Contingencies." As such, in situations where we believe that a loss is probable and where we can reasonably estimate the amount of the loss, we will recognize that estimated loss in our financial statements. Because of the uncertainties that exist, we cannot predict the outcome of the pending matters with certainty. Actual results may differ from our estimates, and the ultimate outcome of these matters could have a significant impact on our results of operations and financial position.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

     See Note 1 to the Consolidated Financial Statements in Item 8 of this Form 10-K for a summary of recently issued accounting pronouncements.


LIQUIDITY AND CAPITAL RESOURCES

     Our cash and cash equivalents decreased during 2005 by $9.5 million from $19.5 million as of December 31, 2004 to $10.0 million as of December 31, 2005. This decrease in cash and cash equivalents primarily resulted from $6.7 million, $1.7 million and $0.5 million of cash used in financing activities, investing activities and operating activities, respectively. Cash used in financing activities related to insurance policyholder benefits paid by LPAL. Cash used in investing activities primarily related to the purchase of fixed maturity securities by the Group and LPAL, partially offset by the maturity of fixed maturity securities held by LPAL and the Group. Cash used in operating activities primarily resulted from the $3.2 million operating loss for 2005, partially offset by the sale of trading securities. As of December 31, 2005, our cash and cash equivalents, excluding the amount held by LPAL, amounted to $0.5 million, a decrease of $9.3 million from December 31, 2004. We purchased $8.5 million in corporate bonds and U.S. government agency securities during the first quarter of 2005 in order to increase our yields on our liquid resources. Of these securities, $1.4 million matured during 2005, and all of the remaining securities matured on or before February 1, 2006. Excluding LPAL's investments, we also held $0.1 million of listed equity securities which could be sold within a short period of time as of December 31, 2005, compared to $0.1 million as of December 31, 2004 and $3.4 million as of December 31, 2003.

     The $9.5 million of cash and cash equivalents held by LPAL, as well as the $14.7 million of investments held by LPAL, are not currently available to fund the operations or commitments of the Company or its other subsidiaries.

     Shareholders' equity decreased during 2005 by $3.3 million from $22.9 million at December 31, 2004 to $19.6 million as of December 31, 2005, primarily due to the net loss for the period of $3.2 million. As of December 31, 2005 and 2004, $62.6 million and $63.6 million, respectively, of our Ordinary Shares, at cost, held by the employee benefit trusts have been netted against shareholders' equity.

     As discussed above in "Results of Operations by Business Segment - Life Insurance and Annuities," LPAL discontinued issuing new policies in July 2002. During 2005, LPAL continued to service its existing policyholders. During this period, policy surrenders totaled $0.2 million and policy maturities totaled $6.5 million. Policyholder liabilities were $13.6 million as of December 31, 2005, compared to $21.2 million as of December 31, 2004. We do not expect significant surrender activity during 2006; however, approximately $10.6 million of policyholder liabilities are scheduled to mature during this period. LPAL has sufficient liquid resources to fund these maturities. As of December 31, 2005, LPAL had cash of $9.5 million, accrued interest receivable of $0.4 million and corporate bonds of $13.8 million.

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

     As of December 31, 2005, we had no bank borrowings, guarantee obligations, material commitments outstanding for capital expenditures or additional funding for private equity portfolio companies.

     As of December 31, 2005, we had $0.5 million of cash and cash equivalents and $7.0 million in short-term bonds, excluding cash and bonds held by our life insurance and annuities segment. We believe that this cash balance and the proceeds in early 2006 from our bond maturities are sufficient to fund our operations (venture capital and consulting and corporate activities) over at least the next 12 months. As discussed in Note 11 to the Consolidated Financial Statements in Item 8 of this Form 10-K, we are involved in certain legal proceedings for which we have incurred and will incur attorneys' fees and other costs. The amount of such future fees and costs is currently unknown, though we believe that our cash and liquid resources are sufficient to cover these costs, in addition to our normal operating expenses, over at least the next 12 months.

     As of December 31, 2005, we had $1.0 million of cash held in escrow related to our sale of LPA to SunGard as discussed in Note 4 to the Consolidated Financial Statements in Item 8 of this Form 10-K. Due to the legal proceedings described in Note 11 to the Consolidated Financial Statements in Item 8 of this Form 10-K, the release of the escrow amount is currently uncertain. We have not made any reserve against this $1.0 million held in escrow.

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


CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

     The following table aggregates our expected contractual obligations and commitments subsequent to December 31, 2005.

                                                                  2007 -        2009 -      Beyond
Contractual obligations (1)                           2006         2008          2010        2010           Total
-------------------------------------             ----------- -----------  -----------  -----------     -----------
                                                                            (In thousands)

Deferred annuity policy maturities...........         $10,752     $ 2,922      $   128     $      -         $13,802
Capital lease commitments....................               -           -            -            -               -
Operating lease commitments (2)..............             221         230          173            -             624
                                                  ----------- -----------  -----------  -----------     -----------
Total contractual cash obligations...........         $10,973     $ 3,152      $   301     $      -         $14,426
                                                  ----------- -----------  -----------  -----------     -----------
                                                  ----------- -----------  -----------  -----------     -----------

(1) Does not include other commitments for the purchase of goods and services which in the aggregate are immaterial.
(2) Includes  commitments  related to our Jersey office lease which expires in September  2010.  We are currently evaluating sublease options for which no commitment has been entered into as of the date of filing of this Form 10-K.


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

     For LPAL's business, the amount of policyholder liabilities is unaffected by changes in interest rates. Given the existing policy and bond maturity profiles, and that bonds will generally be held to maturity and early policy redemptions are protected by a market value adjustment and surrender penalty, the bonds and policies carry minimal interest rate risk. Interest income earned on excess cash in LPAL is expected to yield less than $0.2 million during 2006, therefore movements in market interest rates should not have a material impact on our consolidated results.

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

     Prior to September 30, 2004, we held levels of listed equity securities which exposed us to significant equity price risk and resulting volatility in our reported earnings. Subsequent to the sale of our remaining holding in Packeteer, Inc. common stock on September 30, 2004, the market value of our listed equity trading portfolio was only $0.6 million as of December 31, 2004. During January 2005, we sold $0.5 million of the listed equity securities that we held as of December 31, 2004. As of December 31, 2005, we held only $84,000 of listed equity securities. At this level, there is a greatly reduced equity price risk and fluctuations in the market value of our remaining listed equity securities should not have a material impact on our earnings in future periods.

     As of December 31, 2005, we held $0.8 million in private corporate equity securities of technology companies for which liquid markets do not exist. Private equity prices do not fluctuate directly with public equity markets, but significant market movements may trigger a review for other-than-temporary adjustment of the carrying values of our private equity securities. The risks inherent in these private equity investments relate primarily to the viability of the investee companies. We try to mitigate these risks in various ways, including performing extensive due diligence prior to making an investment, and regularly reviewing the progress of the investee companies.

     For additional information relating to our financial risk profile, see Note 12 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                                              INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                             Page

Report of Independent Registered Public Accounting Firm.....................................................  23

Consolidated Balance Sheets as of December 31, 2005 and 2004................................................  24

Consolidated Statements of Operations for the Years Ended
December 31, 2005, 2004 and 2003............................................................................  25

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2005, 2004 and 2003............................................................................  27

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
December 31, 2005, 2004 and 2003............................................................................  29

Consolidated Statements of Comprehensive Income for the Years Ended
December 31, 2005, 2004 and 2003............................................................................  30

Notes to Consolidated Financial Statements..................................................................  31



             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Shareholders of
Berkeley Technology Limited
Jersey, Channel Islands


     We have audited the accompanying consolidated balance sheets of Berkeley Technology Limited (the "Company") as of December 31, 2005 and 2004 and the related consolidated statements of operations, changes in shareholders' equity, cash flows, and comprehensive income for each of the three years in the period ended December 31, 2005. We have also audited the schedules on pages 66 to 71 in
Item 15 (the "Schedules"). These financial statements and the Schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the Schedules based on our audits.

     We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Berkeley Technology Limited at December 31, 2005 and 2004, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2005, in conformity with accounting principles generally accepted in the United States of America.

     Also, in our opinion, the Schedules present fairly in all material respects, the information set forth therein.



/s/  BDO Seidman, LLP
San Francisco, California
March 3, 2006

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                          December 31,
                                                                                     ----------------------
                                                                                        2005        2004
                                                                                     ----------  ----------
                                            ASSETS

Investments (principally of life insurance subsidiary):
   Fixed maturities:
     Available-for-sale, at fair value (amortized cost: $13,809 and $21,341
       as of December 31, 2005 and 2004, respectively)............................   $   13,829  $   21,377
     Held-to-maturity, at amortized cost (fair value: $6,982 and $0 as of
       December 31, 2005 and 2004, respectively)..................................        7,011           -
   Equity securities:
     Trading, at fair value (cost: $102 and $586 as of December 31,
       2005 and 2004, respectively)...............................................           84         552
     Available-for-sale, at estimated fair value (cost: $850 as of
       December 31, 2005 and 2004)................................................          850         850
                                                                                     ----------  ----------
Total investments.................................................................       21,774(1)   22,779

Cash and cash equivalents.........................................................       10,039(1)   19,495
Cash held in escrow...............................................................        1,027       1,005
Accrued investment income.........................................................          609         737
Property and equipment, net.......................................................           43          70
Other assets......................................................................          311         621
                                                                                     ----------  ----------
Total assets......................................................................   $   33,803  $   44,707
                                                                                     ----------  ----------
                                                                                     ----------  ----------
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Life insurance policy liabilities.................................................   $   13,573  $   21,229
Accounts payable and accruals.....................................................          627         585
                                                                                     ----------  ----------
Total liabilities.................................................................       14,200      21,814
                                                                                     ----------  ----------
Commitments and contingencies (See Note 11)

Shareholders' equity:
Ordinary shares, $0.05 par value per share: 86,400,000 shares authorized;
   64,439,073 shares issued and outstanding as of December 31, 2005
   and 2004.......................................................................        3,222       3,222
Additional paid-in capital........................................................       67,660      68,615
Retained earnings.................................................................       11,682      14,929
Employee benefit trusts, at cost (13,522,381 and 13,684,881 shares as of
   December 31, 2005 and 2004, respectively)......................................      (62,598)    (63,571)
Accumulated other comprehensive loss..............................................         (363)       (302)
                                                                                     ----------  ----------
Total shareholders' equity........................................................       19,603      22,893
                                                                                     ----------  ----------
Total liabilities and shareholders' equity........................................   $   33,803  $   44,707
                                                                                     ----------  ----------
                                                                                     ----------  ----------

(1) Includes $14,673 of investments and $9,505 of cash and cash equivalents in the Company's insurance  subsidiary (London
    Pacific Assurance Limited ("LPAL")) which are not currently available to fund the operations or commitments of the Company or its other subsidiaries.

     See accompanying Notes which are an integral part of these Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share and ADS amounts)

                                                                                          Years Ended December 31,
                                                                                     ----------------------------------
                                                                                        2005        2004        2003
                                                                                     ----------  ----------  ----------

Revenues:
Investment income............................................................        $    1,562  $    1,397  $    1,887
Insurance policy charges.....................................................                 4           4           6
Consulting and other fee income..............................................               553         513           -
Net realized investment gains (losses).......................................               (43)      4,700     (15,312)
Change in net unrealized investment gains and losses on trading
   securities................................................................                17     (12,373)     22,617
                                                                                     ----------  ----------  ----------
                                                                                          2,093      (5,759)      9,198
Expenses:
Amounts credited on insurance policyholder accounts..........................               980       1,358       1,922
Operating expenses...........................................................             4,344       4,629       5,553
Interest expense.............................................................                 4         105         676
                                                                                     ----------  ----------  ----------
                                                                                          5,328       6,092       8,151
                                                                                     ----------  ----------  ----------
Income (loss) from continuing operations before income taxes.................            (3,235)    (11,851)      1,047

Income tax expense (benefit).................................................                12         290         (42)
                                                                                     ----------  ----------  ----------
Income (loss) from continuing operations.....................................            (3,247)    (12,141)      1,089


Discontinued operations:
Loss from discontinued operations, net of income
   tax expense of $0, $0 and $2, respectively................................                 -           -      (1,758)
Income on disposal of discontinued operations, net of income
   tax expense of $0, $0 and $36, respectively...............................                 -           -      11,685
                                                                                     ----------  ----------  ----------
Income on discontinued operations............................................                 -           -       9,927
                                                                                     ----------  ----------  ----------
Net income (loss)............................................................        $   (3,247) $  (12,141) $   11,016
                                                                                     ----------  ----------  ----------
                                                                                     ----------  ----------  ----------

     See accompanying Notes which are an integral part of these Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                (In thousands, except per share and ADS amounts)

                                                                                          Years Ended December 31,
                                                                                     ----------------------------------
                                                                                        2005        2004        2003
                                                                                     ----------  ----------  ----------
Basic earnings (loss) per share and ADS:

Basic earnings (loss) per share:
Continuing operations........................................................        $    (0.06) $    (0.24) $     0.02
Discontinued operations......................................................                 -           -        0.20
                                                                                     ----------  ----------  ----------
                                                                                     $    (0.06) $    (0.24) $     0.22
                                                                                     ----------  ----------  ----------
                                                                                     ----------  ----------  ----------
Basic earnings (loss) per ADS:
Continuing operations........................................................        $    (0.64) $    (2.39) $     0.21
Discontinued operations......................................................                 -           -        1.96
                                                                                     ----------  ----------  ----------
                                                                                     $    (0.64) $    (2.39) $     2.17
                                                                                     ----------  ----------  ----------
                                                                                     ----------  ----------  ----------
Diluted earnings (loss) per share and ADS:

Diluted earnings (loss) per share:
Continuing operations........................................................        $    (0.06) $    (0.24) $     0.02
Discontinued operations......................................................                 -           -        0.20
                                                                                     ----------  ----------  ----------
                                                                                     $    (0.06) $    (0.24) $     0.22
                                                                                     ----------  ----------  ----------
                                                                                     ----------  ----------  ----------
Diluted earnings (loss) per ADS:
Continuing operations........................................................        $    (0.64) $    (2.39) $     0.21
Discontinued operations......................................................                 -           -        1.94
                                                                                     ----------  ----------  ----------
                                                                                     $    (0.64) $    (2.39) $     2.15
                                                                                     ----------  ----------  ----------
                                                                                     ----------  ----------  ----------



     See accompanying Notes which are an integral part of these Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                          Years Ended December 31,
                                                                                     ----------------------------------
                                                                                        2005        2004        2003
                                                                                     ----------  ----------  ----------
Cash flows from continuing operating activities:
Net income (loss)............................................................        $   (3,247) $  (12,141) $    1,089

Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
Depreciation and amortization................................................                36          53          79
Amounts credited on insurance policyholder accounts..........................               980       1,358       1,922
Net realized investment losses (gains).......................................                43      (4,700)     15,312
Change in net unrealized investment gains and losses
   on trading securities.....................................................               (17)     12,373     (22,617)
Net amortization of investment premiums and discounts........................               656         572         313

Net changes in operating assets and liabilities:
   Trading equity securities.................................................               441      12,009      11,879
   Accrued investment income ................................................               128         189         (26)
   Other assets..............................................................               310        (112)        733
   Life insurance policy liabilities.........................................                (4)         (4)         (6)
   Accounts payable, accruals and other liabilities..........................               193         174        (804)
   Income taxes payable......................................................                 7          17         (26)

Other operating cash flows...................................................               (22)         (6)        223
                                                                                     ----------  ----------  ----------
Net cash provided by (used in) continuing operations.........................              (496)      9,782       8,071
                                                                                     ----------  ----------  ----------
Capital paid in to discontinued operations...................................                 -           -        (523)
                                                                                     ----------  ----------  ----------
Net cash used in discontinued operations.....................................                 -           -        (523)
                                                                                     ----------  ----------  ----------
Net cash provided by (used in) operating activities..........................              (496)      9,782       7,548
                                                                                     ----------  ----------  ----------
Cash flows from investing activities:
Payment of guarantee obligations.............................................                 -           -     (10,836)
Purchases of held-to-maturity fixed maturity securities......................            (8,510)          -           -
Purchases of available-for-sale fixed maturity securities....................            (5,121)          -     (17,096)
Purchases of available-for-sale equity securities............................                 -         (15)          -
Proceeds from maturity of held-to-maturity fixed maturity securities.........             1,350           -           -
Proceeds from sale and maturity of available-for-sale fixed
   maturity securities.......................................................            10,611       5,060      24,595
Proceeds from sale of available-for-sale equity securities...................                 -          75           9
Proceeds from disposal of discontinued operations............................                 -           -      16,148
Capital expenditures.........................................................                (9)         (5)         (4)
                                                                                     ----------  ----------  ----------
Net cash provided by (used in) investing activities .........................            (1,679)      5,115      12,816
                                                                                     ----------  ----------  ----------





     See accompanying Notes which are an integral part of these Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                                 (In thousands)

                                                                                          Years Ended December 31,
                                                                                     ----------------------------------
                                                                                        2005        2004        2003
                                                                                     ----------  ----------  ----------
Cash flows from financing activities:
Insurance policyholder benefits paid.........................................            (6,749)     (9,824)    (12,330)
Proceeds from disposal of shares by the employee benefit trusts..............                18           -           -
Repayments of notes payable..................................................                 -           -      (9,314)
                                                                                     ----------  ----------  ----------
Net cash used in financing activities........................................            (6,731)     (9,824)    (21,644)
                                                                                     ----------  ----------  ----------

Net increase (decrease) in cash and cash equivalents.........................            (8,906)      5,073      (1,280)
Cash and cash equivalents at beginning of year (1)...........................            19,495      14,408      15,308
Foreign currency translation adjustment......................................              (550)         14         380
                                                                                     ----------  ----------  ----------
Cash and cash equivalents at end of year (1), (2)............................        $   10,039  $   19,495  $   14,408
                                                                                     ----------  ----------  ----------
                                                                                     ----------  ----------  ----------


Supplemental disclosure of cash flow information: (1)

Cash paid (received) during the year for:
Interest.....................................................................        $        4  $      105  $      501
Income taxes (net of amounts recovered)......................................        $        5  $      274  $      (51)

Supplemental disclosure of non-cash investing activities:
Exchange of available-for-sale equity securities for trading equity
   securities................................................................        $        -  $       98  $        3

(1)   Amounts reflect continuing operations only.  Does not include $1,027 of cash held in escrow as of December 31, 2005.

(2)   The amount for December 31, 2005 includes $9,505 in the Company's insurance subsidiary (LPAL) which is not currently available to fund the operations or commitments of the Company or its other subsidiaries.


     See accompanying Notes which are an integral part of these Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                (In thousands, except per share and ADS amounts)

                                                                                       Accumulated
                                                                                          Other
                                    Ordinary Shares    Additional             Employee   Compre-     Total
                                 --------------------   Paid-in    Retained   Benefit    hensive  Shareholders'
                                   Number    Amount     Capital    Earnings   Trusts      Loss        Equity
                                 ---------  ---------  ---------  ---------  ---------  ---------  ----------

Balance as of January 1, 2003       64,439  $   3,222  $  68,394  $  16,054  $ (63,571) $  (2,613) $  21,486

Net income......................         -          -          -     11,016          -          -     11,016
Change in net unrealized
   gains and losses on
   available-for-sale securities         -          -          -          -          -      1,886      1,886
Foreign currency translation
   adjustment...................         -          -          -          -          -        288        288
Warrants issued to bank.........         -          -        221          -          -          -        221
                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------
Balance as of
   December 31, 2003............    64,439  $   3,222  $  68,615  $  27,070  $ (63,571) $    (439) $  34,897
                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------


Net loss........................         -  $       -  $       -  $ (12,141) $       -  $       -  $ (12,141)
Change in net unrealized
   gains and losses on
   available-for-sale securities         -          -          -          -          -         46         46
Foreign currency translation
   adjustment...................         -          -          -          -          -         91         91
                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------
Balance as of
   December 31, 2004............    64,439  $   3,222  $  68,615  $  14,929  $ (63,571) $    (302) $  22,893
                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------

Net loss........................         -  $       -  $       -  $  (3,247) $       -  $       -  $  (3,247)
Change in net unrealized
   gains and losses on
   available-for-sale securities         -          -          -          -          -        (16)       (16)
Foreign currency translation
   adjustment...................         -          -          -          -          -        (45)       (45)
Exercise of employee share
   options, including income
   tax effect...................         -          -       (955)         -        973          -         18
                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------
Balance as of
   December 31, 2005............    64,439  $   3,222  $  67,660  $  11,682  $ (62,598) $    (363) $  19,603
                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------
                                 ---------  ---------  ---------  ---------  ---------  ---------  ---------


     See accompanying Notes which are an integral part of these Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                                                          Years Ended December 31,
                                                                                     ----------------------------------
                                                                                        2005        2004        2003
                                                                                     ----------  ----------  ----------
Net income (loss)............................................................        $   (3,247) $  (12,141) $   11,016

Other comprehensive income (loss), net of deferred income taxes:

Foreign currency translation adjustments, net of income taxes of $0..........               (45)         91         288

Change in net unrealized gains and losses related to continuing operations:
   Unrealized holding gains and losses on available-for-sale securities......               (44)         64          54
   Reclassification adjustment for gains and losses included in
     net income (loss).......................................................                28         (18)      1,832
   Deferred income taxes.....................................................                 -           -           -
                                                                                     ----------  ----------  ----------
Other comprehensive income (loss)............................................               (61)        137       2,174
                                                                                     ----------  ----------  ----------
Comprehensive income (loss)..................................................        $   (3,308) $  (12,004) $   13,190
                                                                                     ----------  ----------  ----------
                                                                                     ----------  ----------  ----------

     See accompanying Notes which are an integral part of these Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2005

     As used herein, the terms "registrant" and "Company" refer to Berkeley Technology Limited. Except as the context otherwise requires, the term "Group" refers collectively to the registrant and its subsidiaries.

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

     The Company is incorporated under the laws of Jersey, Channel Islands. Its Ordinary Shares are traded on the London Stock Exchange and in the U.S. on the OTC Bulletin Board in the form of American Depositary Shares ("ADSs"), which are evidenced by American Depositary Receipts ("ADRs"). Each ADS represents ten Ordinary Shares. Pursuant to the regulations of the U.S. Securities and Exchange Commission ("SEC"), the Company is considered a U.S. domestic registrant and must file financial statements prepared under U.S. GAAP.

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

Investments

     The Group's investments consist of fixed maturity and equity securities. Fixed maturity securities are classified as either available-for-sale or held-to-maturity, and equity securities are classified as either trading or available-for-sale. The investments are accounted for as follows:

     i) available-for-sale securities are recorded at fair value, with changes in unrealized gains and losses excluded from net income, but reported net of applicable income taxes as a separate component of accumulated other comprehensive income;

     ii) held-to-maturity securities are recorded at amortized cost unless these securities become other-than-temporarily impaired; and

     iii) trading securities are recorded at fair value with changes in unrealized gains and losses included in net income.

     When a quoted market price is available for a security, the Group uses this price to determine fair value. If a quoted market price is not available for a security, management estimates the security's fair value based on appropriate valuation methodologies. Management's valuation methodologies include fundamental analysis

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES that evaluates the investee company's progress in developing products, building intellectual property portfolios and securing customer relationships, as well as overall industry conditions, conditions in and prospects for the investee's geographic region, overall equity market conditions, and the level of financing already secured and available. This is combined with analysis of comparable acquisition transactions and values to determine if the security's liquidation preferences will ensure full recovery of the Group's investment in a likely acquisition outcome. In its valuation analysis, management also considers the most recent transaction in a company's shares.

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

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

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

     Had compensation expense for the Company's ESOT activity been determined based upon the fair value method in accordance with SFAS 123, the Company's consolidated net income (loss) and earnings (loss) per share and ADS would have been decreased or increased to the pro forma amounts as reflected below:

                                                                                          Years Ended December 31,
                                                                                     ----------------------------------
                                                                                        2005        2004        2003
                                                                                     ----------  ----------  ----------
                                                                                       (In thousands, except per share
                                                                                              and ADS amounts)

Net income (loss) as reported................................................        $   (3,247) $  (12,141) $   11,016
Add: Stock based employee compensation expense included in
   reported income (loss), net of related tax effects........................                 -           -           -

Deduct: Total stock based employee compensation expense determined
   under fair value based methods for all awards, net of related tax effects.               (39)       (190)       (145)
                                                                                     ----------  ----------  ----------
Pro forma net income (loss)..................................................        $   (3,286) $  (12,331) $   10,871
                                                                                     ----------  ----------  ----------
                                                                                     ----------  ----------  ----------


Basic earnings (loss) per share:
As reported..................................................................             (0.06)      (0.24)       0.22
Pro forma....................................................................             (0.06)      (0.24)       0.21
Basic earnings (loss) per ADS:
As reported..................................................................             (0.64)      (2.39)       2.17
Pro forma....................................................................             (0.65)      (2.43)       2.14

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES


                                                                                          Years Ended December 31,
                                                                                     ----------------------------------
                                                                                        2005        2004        2003
                                                                                     ----------  ----------  ----------
                                                                                       (In thousands, except per share
                                                                                              and ADS amounts)

Diluted earnings (loss) per share:
As reported..................................................................             (0.06)      (0.24)       0.22
Pro forma....................................................................             (0.06)      (0.24)       0.21
Diluted earnings (loss) per ADS:
As reported..................................................................             (0.64)      (2.39)       2.15
Pro forma....................................................................             (0.65)      (2.43)       2.12
Weighted-average fair value of options granted
   at market price during year...............................................              0.06           -           -
Weighted-average fair value of options granted
   at less than market price during year.....................................                 -           -           -

     The pro forma disclosures shown above were calculated for all options granted after December 31, 1994 using a Black-Scholes option pricing model with the following assumptions:

                                                                                        2005      2004 (1)    2003 (1)
                                                                                     ----------  ----------  ----------
Expected dividend yield (2)..................................................                 -           -           -
Expected stock price volatility..............................................               34%           -           -
Risk-free interest rate......................................................             3.89%           -           -
Weighted-average expected life (in years)....................................              6.25           -           -

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

Earnings Per Share and ADS

     The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." This statement requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income or loss by the weighted-average number of Ordinary Shares outstanding during the applicable period, excluding shares held

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES by the ESOT and the ALOT which are regarded as treasury stock for the purposes of this calculation. The Company has issued employee share options, which are considered potential common stock under SFAS 128. The Company has also issued Ordinary Share warrants to the Bank of Scotland in connection with the Company's bank facility (now terminated), which are also considered potential common stock under SFAS 128. Diluted earnings per share is calculated by dividing net income by the weighted-average number of Ordinary Shares outstanding during the applicable period as adjusted for these potentially dilutive options and warrants which are determined based on the "Treasury Stock Method."

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

Comprehensive Income

     Comprehensive income consists of net income; changes in unrealized gains and losses on available-for-sale securities, net of income taxes; and foreign currency translation gains or losses arising on the translation of the Group's non-U.S. dollar based subsidiaries.

Recently Issued Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS 123R"), "Share-Based Payment." SFAS 123R is a revision of SFAS 123 and supersedes APB 25. Among other items, SFAS 123R eliminates the use of APB 25 and the intrinsic value method of accounting, and requires companies to recognize the cost of employee services received in exchange for awards of equity instruments, based on the grant date fair value of those awards, in the financial statements. SFAS 123R permits companies to adopt its requirements using either a "modified prospective" method, or a "modified retrospective" method. Under the "modified prospective" method, compensation cost is recognized in the financial statements beginning with the effective date, based on the requirements of SFAS 123R for all share-based payments granted after that date, and based on the requirements of SFAS 123 for all unvested awards granted prior to the effective date of SFAS 123R. Under the "modified retrospective" method, the requirements are the same as under the "modified prospective" method, but also permits entities to restate financial statements of previous periods based on proforma disclosures made in accordance with SFAS 123. On April 14, 2005, the SEC approved a new rule that delays the effective date of SFAS 123R. Under the SEC's rule, SFAS 123R is now effective for the Company beginning January 1, 2006. The Company will adopt the "modified prospective" method and expects that the impact on its operating results will not be material.

     In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154 ("SFAS 154"), "Accounting Changes and Error Corrections." This new standard replaces APB Opinion No. 20, "Accounting Changes in Interim Financial Statements," and Statement of Financial Accounting Standards No. 3, "Reporting Accounting Changes in Interim Financial Statements," and represents another step in the FASB's goal to

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES
converge its standards with those issued by the International Accounting Standards Board. Among other changes, SFAS 154 requires that a voluntary change in accounting principle be applied retrospectively with all prior period financial statements presented on the new accounting principle, unless it is impracticable to do so. SFAS 154 also provides that (1) a change in method of depreciating or amortizing a long-lived nonfinancial asset be accounted for as a change in estimate (prospectively) that was effected by a change in accounting principle, and (2) correction of errors in previously issued financial statements should be termed a "restatement." The new standard is effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005. Management does not expect the adoption of SFAS 154 to have a material effect on the consolidated financial statements. As of December 31, 2005, this pronouncement had no impact on the consolidated financial statements.

     Emerging Issues Task Force Issue No. 03-1 ("EITF 03-1"), "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," was issued and is effective March 31, 2004. EITF 03-1 provides guidance for determining the meaning of "other-than-temporarily impaired" and its application to certain debt and equity securities within the scope of Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities," and investments accounted for under the cost method. The guidance requires that investments which have declined in value due to credit concerns or solely due to changes in interest rates must be recorded as other-than-temporarily impaired unless the Company can assert and demonstrate its intention to hold the security for a period of time sufficient to allow for a recovery of fair value up to or beyond the cost of the investment which might mean maturity. This issue also requires disclosures assessing the ability and intent to hold investments in instances in which an investor determines that an investment with a fair value less than cost is not other-than-temporarily impaired. On September 30, 2004, the FASB decided to delay the effective date for the measurement and recognition guidance contained in EITF 03-1. This delay does not suspend the requirement to recognize other-than-temporary impairments as required by existing authoritative literature. The disclosure guidance in EITF 03-1 was not delayed. Management continues to closely monitor the effect of implementing EITF 03-1, but does not believe the Group has any
"other-than-temporarily impaired" securities at December 31, 2005. As of that date, 65% of the Group's $20.8 million in fixed maturity securities will mature by March 31, 2006 and it is management's intent to hold these securities to maturity.

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


Note 2.   Discontinued Operations

(a) Berkeley Capital Management

     The Group entered into a definitive agreement to sell substantially all of the assets and operations of its subsidiary, Berkeley Capital Management ("BCM"), on March 7, 2003, and on May 7, 2003 completed the sale. In connection therewith, the results of operations of BCM for 2003 up to completion of the sale have been reported in discontinued operations.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     A summary of BCM's pre-tax operating results for the year ended December 31, 2003 is shown below.

                                                                                                             Year Ended
                                                                                                            December 31,
                                                                                                              2003 (1)
                                                                                                           ------------
                                                                                                          (In thousands)
Revenues:
Asset management fees..............................................................................        $      1,369
                                                                                                           ------------
Total revenues.....................................................................................               1,369

Operating expenses.................................................................................               1,403
                                                                                                           ------------
Loss before income taxes...........................................................................        $        (34)
                                                                                                           ------------
                                                                                                           ------------

(1) Partial year up to sale completion.

     The $7,949,000 gain on sale of discontinued operations, net of tax of $0, was recorded in the second quarter of 2003 and reported in the Group's Form 10-Q for that quarter.

     Previously, BCM was included in the Group's asset management business segment.

(b) London Pacific Advisors

     On May 9, 2003, the Group entered into a definitive agreement to sell all of the outstanding stock of its subsidiaries, London Pacific Advisory Services, Inc., London Pacific Securities, Inc. and LPA Insurance Agency, Inc., together with the associated assets of the advisory business held within London Pacific Technologies, Inc. and LP Advisors, Inc. (collectively, "LPA"). On June 5, 2003, the Group completed the sale. In connection therewith, the results of operations of LPA for 2003 up to completion of the sale have been reported as discontinued operations.

     A summary of LPA's pre-tax operating results for the year ended December 31, 2003 is shown below.

                                                                                                             Year Ended
                                                                                                            December 31,
                                                                                                              2003 (1)
                                                                                                           ------------
                                                                                                          (In thousands)
Revenues:
Investment income..................................................................................        $          4
Gross financial advisory services fees.............................................................               5,820
Payments due to independent advisors...............................................................              (3,477)
                                                                                                           -------------
Total net revenues.................................................................................               2,347

Expenses...........................................................................................               4,069
                                                                                                           ------------
Loss before income taxes...........................................................................        $     (1,722)
                                                                                                           ------------
                                                                                                           ------------

(1) Partial year up to sale completion.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     The $3,772,000 gain on sale of discontinued operations, and tax expense on the gain of $36,000, were recorded in the second quarter of 2003 and reported in the Group's Form 10-Q for that quarter.

     Previously, LPA was included in the Group's financial advisory services business segment.


Note 3.    Investments

Summary Cost and Fair Value Information

Fixed Maturity Securities

     An analysis of fixed maturity securities is as follows:

                                                                   December 31,
                                ------------------------------------------------------------------------------------
                                                 2005                                         2004
                                ----------------------------------------   -----------------------------------------
                                           Gross     Gross     Estimated                Gross     Gross    Estimated
                               Amortized Unrealized Unrealized   Fair      Amortized Unrealized Unrealized   Fair
                                  Cost     Gains     Losses      Value        Cost      Gains     Losses     Value
                                --------  --------  ---------  ---------   ---------  ---------  --------  ---------
                                                                  (In thousands)
Available-for-Sale:
Non-U.S. corporate
   debt securities.........     $  8,500  $     38  $       -  $   8,538   $  19,117  $      65  $    (29) $ 19,153
Corporate debt securities..        5,309         -        (18)     5,291       2,224          1        (1)    2,224
                                --------  --------  ---------  ---------   ---------  ---------  --------  ---------
                                  13,809        38        (18)    13,829      21,341         66       (30)   21,377
                                --------  --------  ---------  ---------   ---------  ---------  --------  ---------
Held-to-Maturity:
Corporate debt securities..        7,011         -        (29)     6,982           -          -         -         -
                                --------  --------  ---------  ---------   ---------  ---------  --------  --------
                                   7,011         -        (29)     6,982           -          -         -         -
                                --------  --------  ---------  ---------   ---------  ---------  --------  --------
Total fixed maturity securities $ 20,820  $     38  $     (47) $  20,811   $  21,341  $      66  $    (30) $ 21,377
                                --------  --------  ---------  ---------   ---------  ---------  --------  --------
                                --------  --------  ---------  ---------   ---------  ---------  --------  --------

     As of December 31, 2005, there were no non-income producing fixed maturity securities for the twelve months preceding December 31, 2005.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Contractual Maturities

     The amortized cost and estimated fair value of fixed maturity securities as of December 31, 2005 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities as certain issuers have the right to call and certain borrowers have the right to prepay obligations without penalty.

                                                          Available-for-Sale                Held-to-Maturity
                                                    -----------------------------     ------------------------------
                                                                      Estimated                          Estimated
                                                       Amortized        Fair            Amortized          Fair
                                                         Cost           Value             Cost             Value
                                                    -------------   -------------     ------------      ------------
                                                                            (In thousands)

Due in one year or less...........................    $   13,809     $    13,829      $     7,011       $     6,982
Due after one year through five years.............             -               -                -                 -
                                                    ------------    ------------     ------------      ------------
                                                      $   13,809     $    13,829      $     7,011       $     6,982
                                                    ------------    ------------     ------------      ------------
                                                    ------------    ------------     ------------      ------------

Equity Securities

     Equity   securities  are  comprised  of   available-for-sale   and  trading
securities. An analysis of equity securities is as follows:

                                                                   December 31,
                                ------------------------------------------------------------------------------------
                                                 2005                                         2004
                                ----------------------------------------   -----------------------------------------
                                           Gross     Gross     Estimated                Gross     Gross    Estimated
                                         Unrealized Unrealized   Fair                Unrealized Unrealized   Fair
                                  Cost     Gains     Losses      Value        Cost      Gains     Losses     Value
                                --------  --------  ---------  ---------   ---------  ---------  --------  ---------
                                                                  (In thousands)
Private corporate equity
   securities..............     $    850  $      -  $       -  $     850   $     850  $       -  $      -  $    850
                                --------  --------  ---------  ---------   ---------  ---------  --------  --------
Total available-for-sale
   equity securities.......          850         -          -        850         850          -         -       850

Trading securities.........          102         7        (25)        84         586         20       (54)      552
                                --------  --------  ---------  ---------   ---------  ---------  --------  --------
Total equity securities....     $    952  $      7  $     (25) $     934   $   1,436  $      20  $    (54) $  1,402
                                --------  --------  ---------  ---------   ---------  ---------  --------  --------
                                --------  --------  ---------  ---------   ---------  ---------  --------  --------

     Trading securities are carried at fair value with changes in net unrealized gains and losses of $17,000, $(12,373,000) and $22,617,000 included in the income and losses for the years ended December 31, 2005, 2004 and 2003, respectively.

Investment Concentration and Risk

     As of December 31, 2005, fixed maturity securities held by the Group included investments in Ford Motor Credit ("FMC") of $6,007,000 and General Motors Acceptance Corp. ("GMAC") of $5,995,000. These two corporate issuers each represented more than 10% of shareholders' equity as of December 31, 2005. However, the FMC and GMAC bonds matured on February 1, 2006 and January 15, 2006, respectively, and the Group received repayment of principal in full and all interest due on these bonds.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     As of December 31, 2005, the Company's Jersey based life insurance subsidiary, LPAL, owned 66% of the Group's $20.8 million in fixed maturity securities, 99% of the Group's $0.9 million in available-for-sale private equity securities, and none of the Group's $84,000 in trading securities. LPAL is a regulated insurance company, and as such it must meet stringent capital adequacy requirements and it may not make any distributions without the consent of LPAL's independent actuary. LPAL'S investments are therefore not currently available to fund the operations or commitments of the Company or its other subsidiaries.

     Fixed maturity securities considered less than investment grade (excluding split-rated securities) approximated 30.2% and 1.4% of total fixed maturity securities as of December 31, 2005 and 2004, respectively. On May 5, 2005, one of the two major credit rating agencies in the U.S. downgraded the long-term credit ratings of FMC and GMAC to less than investment grade. On August 24, 2005, the other major credit rating agency in the U.S. downgraded the long-term credit rating of GMAC to less than investment grade. As discussed above, the Group's FMC and GMAC holdings, which total $12.0 million in aggregate, representing 57.6% of the Group's total fixed maturity securities as of December 31, 2005, have matured in early 2006. Both holdings were repaid in full at maturity of these bonds.

Net Unrealized Gains (Losses) on Available-for-Sale Securities

     Net   unrealized   gains  on  fixed  maturity   securities   classified  as
available-for-sale as of December 31, 2005 and 2004 totaled $20,000 and $36,000, respectively. There were no related income taxes.

     There were no net unrealized losses on equity securities classified as available-for-sale as of December 31, 2005 or 2004.

     Changes in net unrealized gains and losses on available-for-sale securities included in other comprehensive income for the years ended December 31, 2003, 2004 and 2005 were as follows:

                                                                                        Net Unrealized Gains (Losses)
                                                                                     ----------------------------------
                                                                                       Fixed
                                                                                      Maturity     Equity
                                                                                     Securities  Securities    Total
                                                                                     ----------  ----------  ----------
                                                                                               (In thousands)

Net unrealized losses on available-for-sale securities as of December 31, 2002       $     (146) $   (1,750) $   (1,896)

Changes during the year ended December 31, 2003:
   Unrealized holding gains and losses on available-for-sale securities......                54           -          54
   Reclassification adjustment for gains and losses included in net income...                82       1,750       1,832
                                                                                     ----------  ----------  ----------
Net unrealized losses on available-for-sale securities as of December 31, 2003              (10)          -         (10)

Changes during the year ended December 31, 2004:
   Unrealized holding gains and losses on available-for-sale securities......                64           -          64
   Reclassification adjustment for gains and losses included in net loss.....               (18)          -         (18)
                                                                                     ----------  ----------  ----------
Net unrealized gains on available-for-sale securities as of December 31, 2004                36           -          36

Changes during the year ended December 31, 2005:
   Unrealized holding gains and losses on available-for-sale securities......               (44)          -         (44)
   Reclassification adjustment for gains and losses included in net loss.....                28           -          28
                                                                                     ----------  ----------  ----------
Net unrealized gains on available-for-sale securities as of December 31, 2005        $       20  $        -  $       20
                                                                                     ----------  ----------  ----------
                                                                                     ----------  ----------  ----------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Net Investment Income

     The details of investment income, net of investment expenses, are as follows:

                                                                                          Years Ended December 31,
                                                                                     ----------------------------------
                                                                                        2005        2004        2003
                                                                                     ----------  ----------  ----------
                                                                                               (In thousands)

Interest on fixed maturity securities........................................        $    1,217  $    1,131  $    1,611
Interest on cash and cash equivalents........................................               347         268         280
                                                                                     ----------  ----------  ----------
Gross investment income......................................................             1,564       1,399       1,891
Investment expenses..........................................................                (2)         (2)         (4)
                                                                                     ----------  ----------  ----------
                                                                                          1,562       1,397       1,887
Amounts credited on insurance policyholder accounts..........................              (980)     (1,358)     (1,922)
                                                                                     ----------  ----------  ----------
Net investment income (loss).................................................        $      582  $       39  $      (35)
                                                                                     ----------  ----------  ----------
                                                                                     ----------  ----------  ----------

     Investment expenses included costs of investment administration, primarily custodial fees.

Realized Gains and Losses

     Information about gross and net realized gains and losses on securities transactions is as follows:

                                                                                          Years Ended December 31,
                                                                                     ----------------------------------
                                                                                        2005        2004        2003
                                                                                     ----------  ----------  ----------
                                                                                               (In thousands)

Realized gains (losses) on securities transactions:
Fixed maturities, available-for-sale:
   Gross gains...............................................................        $        -  $        -  $       43
   Gross losses .............................................................                 -           -        (286)
                                                                                     ----------  ----------  ----------
Net realized losses on fixed maturities, available-for-sale..................                 -           -        (243)
                                                                                     ----------  ----------  ----------
Equity securities, trading:
   Gross gains...............................................................                22       8,219       4,874
   Gross losses..............................................................               (65)       (265)    (15,237)
                                                                                     ----------  ----------  ----------
Net realized gains (losses) on equity securities, trading....................               (43)      7,954     (10,363)
                                                                                     ----------  ----------  ----------
Equity securities, available-for-sale:
   Gross gains...............................................................                 -         121           9
   Gross losses..............................................................                 -      (3,375)     (4,715)
                                                                                     ----------  ----------  ----------
Net realized losses on equity securities, available-for-sale.................                 -      (3,254)     (4,706)
                                                                                     ----------  ----------  ----------

Net realized investment gains (losses) on securities transactions............        $      (43) $    4,700  $  (15,312)
                                                                                     ----------  ----------  ----------
                                                                                     ----------  ----------  ----------

     During 2004, the Group's management determined that one private equity investment in a technology company was other-than-temporarily impaired and consequently recorded a realized loss of $3.4 million in the

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES consolidated statement of operations. During 2003, the Group recorded realized losses totaling $4.7 million in the consolidated statement of operations on three private equity investments in technology companies that the Group's management determined were other-than-temporarily impaired. There were no impairments recorded in 2005.


Note 4.    Cash Held in Escrow

     Cash held in escrow consists of the proceeds from the sale of LPA to SunGard Business Systems Inc. ("SunGard") on June 5, 2003 which were held back to cover any of the Group's indemnity obligations within the 18 month period following the close of the transaction. Funds were due to be released with accrued interest in December 2004, less any amounts related to indemnification matters as set out in the sale and purchase agreement. The Company was made aware on March 8, 2005 of SunGard's complaint with respect to alleged losses in an amount equal to at least $7.2 million resulting from, among other things, alleged breaches of representations and warranties contained in the sale and purchase agreement. SunGard is also seeking indemnification from the Company. After consultation with its legal advisors, the Group's management believes that this claim is without merit, and the Group is defending the matter vigorously. Due to this indemnification claim by SunGard, the $1.0 million in cash held in escrow was not released to the Group in December 2004 as scheduled. The Company has not made any reserve against the $1.0 million in escrow.

     For further information regarding these legal proceedings, see Note 11 "Commitments and Contingencies" below.


Note 5.    Property and Equipment

     Property and equipment are carried at cost and consisted of the following:

                                                                                           December 31,
                                                                                     ----------------------
                                                                                        2005        2004
                                                                                     ----------  ----------
                                                                                         (In thousands)

Property, equipment and leasehold improvements....................................   $      745  $      743
Accumulated depreciation..........................................................         (702)       (673)
                                                                                     ----------  ----------
Property and equipment, net.......................................................   $       43  $       70
                                                                                     ----------  ----------
                                                                                     ----------  ----------


Note 6.    Other Assets

     An analysis of other assets is as follows:

                                                                                           December 31,
                                                                                     ----------------------
                                                                                        2005        2004
                                                                                     ----------  ----------
                                                                                         (In thousands)

Prepayments.......................................................................   $      202  $      422
Receivables:
   Fee income receivable..........................................................           84         175
   Other receivables..............................................................           25          24
                                                                                     ----------  ----------
Total other assets................................................................   $      311  $      621
                                                                                     ----------  ----------
                                                                                     ----------  ----------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Note 7.    Life Insurance Policy Liabilities

       An analysis of life insurance policy liabilities is as follows:

                                                                                           December 31,
                                                                                     ----------------------
                                                                                        2005        2004
                                                                                     ----------  ----------
                                                                                         (In thousands)

Deferred annuities - policyholder contract deposits...............................   $   13,322  $   21,091
Other policy claims and benefits..................................................          251         138
                                                                                     ----------  ----------
                                                                                     $   13,573  $   21,229
                                                                                     ----------  ----------
                                                                                     ----------  ----------

     The liability for future policy benefits and policyholder contract deposits was determined based on the following assumptions:

Interest Rate Assumptions

     Guaranteed reset rates were 3.0% for seven year annuity products issued in 2002. For three and five year annuity products, credited interest rates generally ranged from 4.20% to 7.40% in 2005, 3.75% to 7.40% in 2004, and from 3.30% to 7.40% in 2003.

Mortality Assumptions

     Assumed mortality rates were based on standard tables commonly used in the U.K. life insurance industry, namely the AM80 table for male lives and the AF80 table for female lives.

Withdrawal Assumptions

     Withdrawal charges on deferred annuities generally ranged from 1% to 7%, grading to zero over a period of up to 7 years.


Note 8.   Statutory Financial Information and Restrictions

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

     The JFSC sets out the conditions with which LPAL must comply and determines the reporting requirements and the frequency of reporting. These conditions require that: (i) LPAL must hold, at all times, approved assets at least equal to the long-term insurance fund plus the required minimum solvency margin, (ii) the margin of solvency must be the greater of (pound)50,000 or 2.5% of the value of the long-term business fund, and (iii) assets equal to not less than 90% of liabilities must be placed with approved independent custodians. As of December 31, 2005, LPAL met all of these conditions.

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


Note 9.    Income Taxes

     The Group is subject to taxation on its income in all countries in which it operates based upon the taxable income arising in each country. However, realized gains on certain investments are exempt from Jersey and Guernsey taxation. This and other tax benefits which may not recur have reduced the tax charge in 2005, 2004 and 2003.

     The Group is subject to income tax in Jersey at a rate of 20%. In the United States, the Group is subject to both federal and California taxes at rates up to 34% and 8.84%, respectively.

     A breakdown of the Group's book income (loss) from continuing operations before income taxes by tax jurisdiction follows:

                                                                                          Years Ended December 31,
                                                                                     ----------------------------------
                                                                                        2005        2004        2003
                                                                                     ----------  ----------  ----------
                                                                                               (In thousands)
Income (loss) from continuing operations before income taxes:
Jersey, Guernsey and United Kingdom..........................................        $   (1,878) $  (11,049) $    2,570
United States................................................................            (1,357)       (802)     (1,523)

                                                                                     ----------  ----------  ----------
Total income (loss) from continuing operations before income taxes...........        $   (3,235) $  (11,851) $    1,047
                                                                                     ----------  ----------  ----------
                                                                                     ----------  ----------  ----------

     The provision for income taxes differs from the amount computed by applying the Jersey, Channel Islands statutory income tax rate of 20% to income (loss) from continuing operations before income taxes. The sources and tax effects of the difference are as follows:

                                                                                          Years Ended December 31,
                                                                                     ----------------------------------
                                                                                        2005        2004        2003
                                                                                     ----------  ----------  ----------
                                                                                               (In thousands)
Income tax expense (benefit) computed at Jersey statutory income tax
   rate of 20%...............................................................        $     (647) $   (2,370) $      209
Realized and unrealized investment losses (gains) not subject to taxation
   in Jersey.................................................................                 5       1,412        (474)
Other losses not deductible in Jersey........................................               359         619         896
Losses not deductible (income not taxable) in Guernsey.......................               (22)        144        (962)
Tax benefit on losses at higher than 20% statutory Jersey rate:
   Net loss on continuing operations in the U.S..............................              (310)       (183)       (348)
Adjustment of prior years' provisions........................................                11        (308)        (33)
Increase in valuation allowance..............................................               582         941      47,962
Less: valuation allowance related to discontinued operations.................                 -           -     (52,238)
Utilization of U.S. capital loss carryforwards for which a full valuation
   allowance had been provided in prior years................................                 -           -       4,100
Other........................................................................                34          35         846

                                                                                     ----------  ----------  ----------
Actual tax expense (benefit) for continuing operations ......................        $       12  $      290  $      (42)
                                                                                     ----------  ----------  ----------
                                                                                     ----------  ----------  ----------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     The  components  of  the  actual  tax  expense   (benefit)  for  continuing
operations are as follows:

                                                                                          Years Ended December 31,
                                                                                     ----------------------------------
                                                                                        2005        2004        2003
                                                                                     ----------  ----------  ----------
                                                                                               (In thousands)
Jersey, Guernsey and United Kingdom:
   Current tax benefit.......................................................        $        -  $        -  $      (33)
   Deferred tax expense......................................................                 -           -           -

United States:
   Current tax expense (benefit).............................................                12         290          (9)
   Deferred tax expense......................................................                 -           -           -

                                                                                     ----------  ----------  ----------
Total actual tax expense (benefit)...........................................        $       12  $      290  $      (42)
                                                                                     ----------  ----------  ----------
                                                                                     ----------  ----------  ----------

     The components of the actual tax expense for discontinued operations are as follows:

                                                                                          Years Ended December 31,
                                                                                     ----------------------------------
                                                                                        2005        2004        2003
                                                                                     ----------  ----------  ----------
                                                                                               (In thousands)
United States:
   Current tax expense.......................................................        $        -  $        -  $       38
   Deferred tax expense......................................................                 -           -           -
                                                                                     ----------  ----------  ----------
                                                                                     $        -  $        -  $       38
                                                                                     ----------  ----------  ----------
                                                                                     ----------  ----------  ----------

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

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below. As of both December 31, 2004 and December 31, 2005, full valuation allowances were provided on the net deferred tax assets of both U.S. tax groups due to the uncertainty of generating future taxable income or capital gains to benefit from the deferred tax assets.


                                                                                          December 31,
                                                                                     ----------------------
                                                                                        2005        2004
                                                                                     ----------  ----------
                                                                                        (In  thousands)
U.S. subsidiaries:

Deferred income tax assets:
Net operating loss carryforwards..................................................   $    9,645  $    9,061
Capital loss carryforwards........................................................       67,283      67,283
Unrealized losses on investments..................................................            8           7
Deferred compensation.............................................................            4           7
Other assets......................................................................            2           2
Valuation allowance...............................................................      (76,905)    (76,323)
                                                                                     ----------  ----------
Deferred income tax assets, net of valuation allowance............................           37          37

Deferred income tax liabilities:
Deferred capital gains............................................................          (36)        (36)
Depreciation, amortization and other..............................................           (1)         (1)
                                                                                     ----------  ----------
                                                                                            (37)        (37)
                                                                                     ----------  ----------
Net deferred income tax assets - U.S. subsidiaries................................   $        -  $        -
                                                                                     ----------  ----------
                                                                                     ----------  ----------


     As of December 31, 2005, the U.S. subsidiaries of continuing operations had pre-tax federal net operating loss carryforwards of approximately $24.1 million expiring as follows: approximately $1.3 million in 2011, and approximately $22.8 million from 2020 to 2025. These subsidiaries have California net operating loss carryforwards of approximately $16.2 million expiring from 2012 to 2015. In addition, these subsidiaries have federal capital loss carryforwards of $157.3 million ($156.0 million for California purposes) that expire in 2007. The Group has recorded a full valuation allowance for the deferred tax assets arising from these carryforward amounts as of December 31, 2005, due to the uncertainty of generating future taxable income or capital gains to benefit from the deferred tax assets.


Note 10.    Shareholders' Equity

     The Company has authorized 86,400,000 Ordinary Shares with a par value of $0.05 per share. As of December 31, 2005 and 2004, there were 64,439,073 Ordinary Shares issued and outstanding.

     No dividends were declared and paid in 2003, 2004 or 2005.

     Accumulated other comprehensive income (loss) consists of two components, foreign currency translation adjustments and net unrealized gains and losses on available-for-sale securities. Accumulated foreign currency translation adjustments were $(383,000), $(338,000) and $(429,000) as of December 31, 2005,
2004 and 2003, respectively. The net unrealized gains (losses) on available-for-sale securities after deferred income taxes were $20,000, $36,000 and $(10,000) as of December 31, 2005, 2004 and 2003, respectively. None of these amounts related to discontinued operations.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     The Group has two share incentive plans as described in Note 13 "Share Incentive Plans." Under the terms of these plans, shares of the Company may be purchased in the open market and held in trust. These shares are owned by the employee benefit trusts, which are subsidiaries of the Company for financial reporting purposes.

     Changes in the number of shares held by The London Pacific Group 1990 Employee Share Option Trust ("ESOT") and the Agent Loyalty Opportunity Trust ("ALOT") were as follows:

                                                                  Years Ended December 31,
                                       ----------------------------------------------------------------------------
                                                  2005                      2004                       2003
                                       -----------------------   -----------------------   ------------------------
                                          ESOT         ALOT        ESOT         ALOT         ESOT         ALOT
                                       ----------   ----------   ----------   ----------   ----------    ----------
                                                                       (In thousands)

Shares held as of January 1...........     13,247          438       13,247          438       13,247           438
Purchased.............................          -            -            -            -            -             -
Exercised.............................       (163)           -            -            -            -             -
                                       ----------   ----------   ----------   ----------   ----------    ----------
Shares held as of December 31.........     13,084(1)       438       13,247(1)       438       13,247(1)        438
                                       ----------   ----------   ----------   ----------   ----------    ----------
                                       ----------   ----------   ----------   ----------   ----------    ----------

(1)   834,000 shares are held in ADR form.

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


Note 11.    Commitments and Contingencies

Lease Commitments

     The Group leases office space under operating leases. Total rent expense on operating leases in the continuing operations was $230,000, $288,000 and $407,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The Group had no capital leases as of December 31, 2005.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     Future minimum lease payments required under non-cancellable operating leases with terms of one year or more, as of December 31, 2005, were as follows:

                                                                                                           Operating
                                                                                                           Leases(1)
                                                                                                       ------------
                                                                                                      (In thousands)

2006...............................................................................................           $ 221
2007...............................................................................................             115
2008...............................................................................................             115
2009...............................................................................................             115
2010...............................................................................................              58
2011 and thereafter ...............................................................................               -
                                                                                                       ------------
Total..............................................................................................           $ 624
                                                                                                       ------------
                                                                                                       ------------

(1) Includes  commitments  related to the  Group's  Jersey  office  lease  which  expires in September 2010. The Group is currently evaluating sublease options for which no commitment has been entered into as of March 30, 2006.

     Commitments eliminated following the disposals of BCM and LPA during 2003 (as described in Note 2 "Discontinued Operations") for operating and capital lease commitments were approximately $1.9 million and $0.1 million, respectively.

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

     Under its Memorandum and Articles of Association, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company maintains directors and officers liability insurance that limits the Company's exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2005.

     The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, clients and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions sometimes include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2005.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Contingencies

     As previously disclosed in the Company's 2002 to 2004 audited consolidated financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K for each of those years, the Company's primary insurance company, London Pacific Life & Annuity Company ("LPLA"), in August 2002 was placed under regulatory control and rehabilitation based on LPLA's statutory capital and surplus as of June 30, 2002. On July 9, 2004, a court order was issued approving a plan of liquidation for LPLA and also approving exchange agreements which give policyholders the option of exchanging their existing policies for new policies in another insurance company. In the course of the administration of LPLA in rehabilitation, the North Carolina Department of Insurance ("NCDOI") requested information concerning the history of a limited number of investments in securities of portfolio companies during November 2002. These portfolio investments have been associated with LPLA for more than seven years, and involve intercompany transfers. The history of their investment performance and ownership is complex. The Company has complied with these requests. The Company is not able at this time to predict what conclusions the NCDOI will reach after evaluation of this information.

     On February 17, 2005, SunGard filed a lawsuit in the U.S. District Court in Philadelphia against the Company and certain of its subsidiaries. SunGard's complaint alleged losses in an amount equal to at least $7.2 million resulting from alleged breaches of representations and warranties contained in the May 2003 agreement governing the sale to SunGard of London Pacific Advisors, the Group's financial advisory services business.

     On April 27, 2005, the Group filed a lawsuit against SunGard and certain of its affiliates in California Superior Court in San Francisco ("the Court") accusing SunGard of wrongful conduct and seeking payment of $1.0 million of the initial purchase consideration which is currently held in an escrow account, up to $8.0 million in additional earnout payments, and further damages for SunGard's prior wrongful actions. The Group is also asking the Court to award the Group compensatory, exemplary and punitive damages.

     The Group also filed a motion to dismiss, for lack of subject matter jurisdiction, SunGard's lawsuit against the Group in Pennsylvania. SunGard then voluntarily dismissed its federal action against the Group and filed a new complaint in the court of Common Pleas, Chester County, Pennsylvania. This new complaint alleges essentially the same claims against the same parties that were contained in SunGard's federal action. Based upon substantial document discovery and deposition testimony already completed, and ongoing consultation with the Group's legal advisors, the Group believes that there is no merit to SunGard's claims against the Group, and the Group will continue to vigorously defend itself. As such, the Group's management does not believe that any provision for this contingent liability in the Group's financial statements as of December 31, 2005 is warranted.

     On June 3, 2005, SunGard filed a motion to dismiss or stay the Group's California Superior Court action on jurisdictional grounds. On July 26, 2005, the California court denied SunGard's motion. On August 25, 2005, SunGard appealed that decision. Its appeal was summarily denied by the California court of appeals on September 22, 2005. In response, on October 12, 2005, SunGard filed a motion seeking to dismiss 13 of the 14 claims contained in the Group's California complaint. On January 3, 2006, the Court heard this motion and dismissed three of the Group's claims and allowed the Group to amend six of its remaining claims. On January 6, 2006, the Group lodged an 11-count amended complaint which amended and supplemented the Group's claims based upon the substantial document discovery it has now received from SunGard. SunGard responded by filing another motion, this time to dismiss nine of the Group's 11 claims. SunGard also sought to seal the Group's amended complaint from public view. On March 1, 2006, the Court heard SunGard's motions and dismissed four of the Group's 11 claims. The Court then ordered SunGard to answer the Group's seven remaining claims within 20 days of its March 14, 2006 order. The Court also denied SunGard's motion to seal the Group's amended complaint.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     On June 10, 2005, the Group filed a petition to dismiss SunGard's complaint in the Pennsylvania court. That motion has not yet been heard.

     Costs relating to the above matters are recognized in the Group's statement of operations as they are incurred.


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

     With the exception of the fixed maturity securities classified as held-to-maturity, which are held at amortized cost, the carrying values of the Group's financial assets are equal to estimated fair value. (The Group did not hold any fixed maturity securities classified as held-to-maturity as of December 31, 2004.)

     Considerable judgment is required in interpreting market data used to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or estimation methodologies may have a material effect on the estimated fair value amounts.

     The carrying values and estimated fair values of the Group's financial instruments were as follows:

                                                                                           December 31,
                                                                         ----------------------------------------------
                                                                                  2005                    2004
                                                                         ----------------------  ----------------------
                                                                          Carrying   Estimated    Carrying   Estimated
                                                                            Value    Fair Value     Value    Fair Value
                                                                         ----------  ----------  ----------  ----------
                                                                                         (In thousands)
Financial assets:
Cash and cash equivalents........................                        $   10,039  $   10,039  $   19,495  $   19,495
Cash held in escrow..............................                             1,027       1,027       1,005       1,005
Investments:
   Fixed maturities:
       Available-for-sale........................                            13,829      13,829      21,377      21,377
       Held-to-maturity..........................                             7,011       6,982           -           -
   Equity securities:
       Trading...................................                                84          84         552         552
       Available-for-sale........................                               850         850         850         850

Financial liabilities:
Life insurance policy liabilities................                            13,573      13,432      21,229      20,982

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

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


Note 13.    Share Incentive Plans

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

     The ESOT may purchase shares of the Company in the open market, funded each year by a loan from the Company or its subsidiaries. While the loan is limited up to an annual maximum of 5% of the consolidated net assets of the Group, the ESOT is not limited as to the number of options that may be granted. The loan is secured by the shares held in the trust, is interest free, and is eliminated in the consolidated financial statements. The ESOT has waived its entitlement to dividends on any shares held. See Note 10 "Shareholders' Equity" for a summary of the share activity within the ESOT.

     Share option activity for the years ended December 31, 2005, 2004 and 2003 was as follows:

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES


                                                            2005                   2004                 2003
                                                    --------------------   --------------------  ------------------
                                                               Weighted-              Weighted-            Weighted-
                                                     Number     Average     Number     Average    Number    Average
                                                       of      Exercise       of      Exercise      of     Exercise
(Options in thousands)                               Options     Price      Options     Price     Options     Price
                                                    ---------  ---------   ---------  ---------  --------  --------

Outstanding as of January 1......................       6,940  $    3.00       8,945  $    3.10    13,575  $   3.10
Granted..........................................       1,000       0.15           -          -         -         -
Exercised........................................        (163)      0.11           -          -         -         -
Forfeited........................................        (808)      1.46      (2,005)      3.46    (2,517)     3.12
Expired..........................................        (684)      3.39           -          -    (2,113)     3.09
                                                    ---------  ---------   ---------  ---------  --------  --------
Outstanding as of December 31....................       6,285  $    2.77       6,940  $    3.00     8,945  $   3.10
                                                    ---------  ---------   ---------  ---------  --------  --------
                                                    ---------  ---------   ---------  ---------  --------  --------

                                                            2005                   2004                 2003
                                                    --------------------   --------------------  ------------------
                                                               Weighted-              Weighted-            Weighted-
                                                     Number     Average     Number     Average    Number    Average
                                                       of      Exercise       of      Exercise      of     Exercise
(Options in thousands)                               Options     Price      Options     Price     Options     Price
                                                    ---------  ---------   ---------  ---------  --------  --------

Options exercisable as of December 31............       4,881  $    3.52       5,685  $    3.57     7,046  $   3.82
                                                    ---------  ---------   ---------  ---------  --------  --------
                                                    ---------  ---------   ---------  ---------  --------  --------

     The Group accounts for stock based compensation using the intrinsic value method prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees."

     See  Note  1  "Summary   of   Significant   Accounting   Policies"   for  a
reconciliation of net income (loss) as reported and as adjusted under SFAS 123.

     Summary information about the Group's share options outstanding as of December 31, 2005 is as follows:


                                        Options Outstanding                                 Options Exercisable
                        -----------------------------------------------            --------------------------------
                                             Weighted-
                                              Average         Weighted-                                   Weighted-
  Range of                                  Remaining           Average                                    Average
  Exercise                     Number     Contractual          Exercise                  Number           Exercise
   Prices                 Outstanding          Life             Price                 Exercisable           Price
------------            -------------     -----------      ------------            ---------------     ------------
                        (In thousands)        (Years)                               (In thousands)

$  0.10 - $0.50                 2,915            7.52             $0.27                      1,511         $   0.33
   0.51 -  5.00                 1,220            1.15              3.36                      1,220             3.36
   5.01 - 10.00                 2,090            5.24              5.40                      2,090             5.40
  10.01 - 21.00                    60            4.68             21.00                         60            21.00
---------------         -------------     -----------      ------------            ---------------     ------------
$ 0.10 - $21.00                 6,285            5.50             $2.77                      4,881            $3.52
---------------         -------------     -----------      ------------            ---------------     ------------
---------------         -------------     -----------      ------------            ---------------     ------------

Agent Loyalty Opportunity Trust

     The Agent Loyalty Opportunity Trust ("ALOT") provides for the granting of stock appreciation rights ("SARs") on the Company's Ordinary Shares to agents of LPLA. The ALOT was established in 1997 without shareholders' approval. Each award unit entitles the holder to cash compensation equal to the difference between the Company's prevailing share price and the exercise price. The award units are exercisable in four

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES equal annual installments commencing on the first anniversary of the date of grant and are forfeited upon termination of the agency contract. Vesting of the award in any given year is also contingent on the holder of the award surpassing a predetermined benchmark tied to sales and persistency. The SARs expire seven years from the date of grant. The 79,000 awards outstanding at December 31, 2005 will expire in April 2006. Subsequent to that date, the Group's management intends to recommend to the trustees that the Ordinary Shares held by the ALOT be sold to the ESOT and that the ALOT be dissolved.

     The ALOT may purchase Ordinary Shares in the open market, funded by a loan from a Group subsidiary. The loan is secured by the shares held in the trust and bears interest based upon the trust's net income before interest for each financial period. The trust receives dividends on all Ordinary Shares held. The loan, interest income and dividend income are eliminated in the consolidated financial statements. See Note 10 "Shareholders' Equity" for a summary of the share activity within the ALOT.

     SAR activity for the years ended December 31, 2005, 2004 and 2003 was as follows:

                                                            2005                   2004                 2003
                                                    ---------------------------------------------------------------
                                                               Weighted-              Weighted-           Weighted-
                                                     Number     Average      Number    Average    Number    Average
                                                    of Award    Exercise   of Award   Exercise   of Award  Exercise
(Award units in thousands)                            Units      Price       Units      Price     Units     Price
                                                    ---------  ---------   ---------  ---------  --------  --------

Outstanding as of January 1......................         290  $    3.85         388  $    3.73       388  $   3.73
Granted..........................................           -          -           -          -         -         -
Exercised........................................           -          -           -          -         -         -
Forfeited........................................           -          -           -          -         -         -
Expired..........................................        (211)      3.35         (98)      3.35         -         -
                                                    ---------  ---------   ---------  ---------  --------  --------
Outstanding as of December 31....................          79  $    5.19         290  $    3.85       388  $   3.73
                                                    ---------  ---------   ---------  ---------  --------  --------
                                                    ---------  ---------   ---------  ---------  --------  --------

Award units exercisable as of December 31........          42  $    5.19         187  $    3.76       284  $   3.62
                                                    ---------  ---------   ---------  ---------  --------  --------
                                                    ---------  ---------   ---------  ---------  --------  --------

     Summary information about the Group's SARs outstanding as of December 31, 2005 is as follows:


                                      Award Units Outstanding                             Award Units Exercisable
                         ----------------------------------------------               -----------------------------
                                           Weighted-
                                            Average           Weighted-                                  Weighted-
    Range of                               Remaining           Average                                    Average
    Exercise                Number        Contractual         Exercise                  Number           Exercise
     Prices               Outstanding        Life               Price                 Exercisable         Price
---------------         -------------     -----------      ------------             --------------     -----------
                        (In thousands)        (Years)                               (In thousands)

          $5.19                    79            0.28             $5.19                        42            $5.19
---------------         -------------      ----------     -------------             -------------      -----------
---------------         -------------      ----------     -------------             -------------      -----------


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

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Note 14.     Pension Plans

Jersey Plan

     Until early 2004, the Group provided a defined benefit pension plan for its Jersey, Channel Islands, employees. This plan was terminated and the plan assets were distributed to the participants of the plan on a pro rata basis to their accrued benefit entitlements under the plan. The plan was dissolved in March 2005. The Group does not have any ongoing liabilities in respect of the plan following its dissolution.

     The Group made contributions of $0, $15,000 and $148,000 to the trust in 2005, 2004 and 2003, respectively.

U.K. Plan

     The Group provides a defined contribution plan for its U.K. employees. There is currently one participant in the plan. The Group has no ongoing liabilities associated with the plan. Contributions of $154,000, $49,000 and $41,000 were made by the Group to the plan in 2005, 2004 and 2003, respectively. Of the 2005 contribution, $105,000 was offset by a salary waiver.


Note 15.    Earnings Per Share and ADS

     Earnings (loss) per ADS are equivalent to ten times earnings (loss) per Ordinary Share, following the one-for-ten reverse split in June 2002.

     A reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share calculations in accordance with Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings per Share," is as follows:

                                                                                          Years Ended December 31,
                                                                                     ----------------------------------
                                                                                        2005        2004        2003
                                                                                     ----------  ----------  ----------
                                                                                   (In thousands, except share, per share
                                                                                              and ADS amounts)

Income (loss) from continuing operations...............................              $   (3,247) $  (12,141) $    1,089
Income on discontinued operations......................................                       -           -       9,927
                                                                                     ----------  ----------  ----------
Net income (loss)......................................................              $   (3,247) $  (12,141) $   11,016
                                                                                     ----------  ----------  ----------
                                                                                     ----------  ----------  ----------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES


                                                                                          Years Ended December 31,
                                                                                     ----------------------------------
                                                                                        2005        2004        2003
                                                                                     ----------  ----------  ----------
                                                                                   (In thousands, except share, per share
                                                                                              and ADS amounts)

Basic earnings (loss) per share and ADS:
Weighted-average number of Ordinary Shares outstanding,
   excluding shares held by the employee benefit trusts................              50,916,692  50,754,192  50,754,192
                                                                                     ----------  ----------  ----------

Basic earnings (loss) per share:
Continuing operations..................................................              $    (0.06) $    (0.24) $     0.02
Discontinued operations................................................                       -           -        0.20
                                                                                     ----------  ----------  ----------
                                                                                     $    (0.06) $    (0.24) $     0.22
                                                                                     ----------  ----------  ----------
                                                                                     ----------  ----------  ----------
Basic earnings (loss) per ADS:
Continuing operations..................................................              $    (0.64) $    (2.39) $     0.21
Discontinued operations................................................                       -           -        1.96
                                                                                     ----------  ----------  ----------
                                                                                     $    (0.64) $    (2.39) $     2.17
                                                                                     ----------  ----------  ----------
                                                                                     ----------  ----------  ----------

Diluted earnings (loss) per share and ADS:
Weighted-average number of Ordinary Shares outstanding,
   excluding shares held by the employee benefit trusts................              50,916,692  50,754,192  50,754,192
Effect of dilutive securities (warrants and employee share options) ...                       -           -     433,706
                                                                                     ----------  ----------  ----------
Weighted-average number of Ordinary Shares used in diluted
   earnings per share calculations.....................................              50,916,692  50,754,192  51,187,898
                                                                                     ----------  ----------  ----------
                                                                                     ----------  ----------  ----------
Diluted earnings (loss) per share:
Continuing operations..................................................              $    (0.06) $    (0.24) $     0.02
Discontinued operations................................................                       -           -        0.20
                                                                                     ----------  ----------  ----------
                                                                                     $    (0.06) $    (0.24) $     0.22
                                                                                     ----------  ----------  ----------
                                                                                     ----------  ----------  ----------
Diluted earnings (loss) per ADS:
Continuing operations..................................................              $    (0.64) $    (2.39) $     0.21
Discontinued operations................................................                       -           -        1.94
                                                                                     ----------  ----------  ----------
                                                                                     $    (0.64) $    (2.39) $     2.15
                                                                                     ----------  ----------  ----------
                                                                                     ----------  ----------  ----------

     As the Company recorded a net loss for the years ended December 31, 2005 and 2004, the calculations of diluted earnings per share for these years do not include potentially dilutive employee share options and warrants issued to the Bank of Scotland as they are anti-dilutive and, if included, would have resulted in a reduction of the net loss per share. If the Company had reported net income for the years ended December 31, 2005 and 2004, there would have been an additional 66,397 and 650,913 shares, respectively, included in the calculations of diluted earnings per share for these years.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Note 16.    Transactions with Related Parties

     The Group paid legal fees of approximately $60,000, $36,000 and $76,000 during 2005, 2004 and 2003, respectively, to a law firm of which one of its directors, Victor A. Hebert, is a member.


Note 17.    Business Segment and Geographical Information

     The Company's reportable operating segments are classified according to its remaining businesses of life insurance and annuities, and venture capital and consulting.

     Due to the sales of BCM and LPA in 2003 (see Note 2 "Discontinued Operations"), the results of operations of the Company's asset management and financial advisory segments (up to their disposal dates) have been classified as discontinued operations for the year ended December 31, 2003.

     Intercompany transfers between reportable operating segments are accounted for at prices which are designed to be representative of unaffiliated third party transactions.

     Summary revenue and investment gain (loss) information by geographic segment, based on the domicile of the Group company generating those revenues, is as follows:

                                                                                          Years Ended December 31,
                                                                                     ----------------------------------
                                                                                        2005        2004        2003
                                                                                     ----------  ----------  ----------
                                                                                               (In thousands)

Jersey.................................................................              $    1,215  $   (5,715) $    4,220
Guernsey...............................................................                     109        (720)      4,926
United States..........................................................                     769         676          52
                                                                                     ----------  ----------  ----------
Consolidated revenues and net investment gains (losses)
    for continuing operations..........................................              $    2,093  $   (5,759) $    9,198
                                                                                     ----------  ----------  ----------
                                                                                     ----------  ----------  ----------


                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     Total assets by geographic segment were as follows:

                                                                                           December 31,
                                                                                     ----------------------
                                                                                        2005        2004
                                                                                     ----------  ----------
                                                                                         (In  thousands)

Jersey.............................................................................  $   25,066  $   37,273
Guernsey...........................................................................       3,107          14
United States......................................................................       5,630       7,420
                                                                                     ----------  ----------
Consolidated total assets .........................................................  $   33,803  $   44,707
                                                                                     ----------  ----------
                                                                                     ----------  ----------

     Revenues and income (loss) before income taxes for the Company's reportable operating segments included in continuing operations, based on management's internal reporting structure, were as follows:

                                                                                          Years Ended December 31,
                                                                                     ----------------------------------
                                                                                        2005        2004        2003
                                                                                     ----------  ----------  ----------
                                                                                               (In thousands)

Revenues:
Venture capital and consulting.........................................              $      535  $     (125)  $   4,687
Life insurance and annuities ..........................................                   1,192      (5,759)      4,458
                                                                                     ----------  ----------  ----------
                                                                                          1,727      (5,884)      9,145
Reconciliation of segment amounts to consolidated amounts:
Interest and other fee income..........................................                     366         125          53
                                                                                     ----------  ----------  ----------
Consolidated revenues and net investment gains and losses
    for continuing operations..........................................              $    2,093  $   (5,759) $    9,198
                                                                                     ----------  ----------  ----------
                                                                                     ----------  ----------  ----------


Income (loss) from continuing operations before income taxes:
Venture capital and consulting.........................................              $     (584) $   (1,365) $    3,571
Life insurance and annuities...........................................                    (701)     (8,091)      1,577
                                                                                     ----------  ----------  ----------
                                                                                         (1,285)     (9,456)      5,148
Reconciliation of segment amounts to consolidated amounts:
Interest and other fee income..........................................                     366         125          53
Corporate expenses.....................................................                  (2,312)     (2,415)     (3,478)
Interest expense.......................................................                      (4)       (105)       (676)
                                                                                     ----------  ----------  ----------
Consolidated income (loss) from continuing operations
    before income taxes................................................              $   (3,235) $  (11,851) $    1,047
                                                                                     ----------  ----------  ----------
                                                                                     ----------  ----------  ----------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     Assets attributable to each of the Company's reportable operating segments, based on management's reporting structure, were as follows:

                                                                                           December 31,
                                                                                     ----------------------
                                                                                        2005        2004
                                                                                     ----------  ----------
                                                                                         (In  thousands)
Assets:
Venture capital and consulting.....................................................  $       90  $       92
Life insurance and annuities.......................................................      24,720      33,142
Corporate and other................................................................       8,993      11,473
                                                                                     ----------  ----------
Consolidated total assets..........................................................  $   33,803  $   44,707
                                                                                     ----------  ----------
                                                                                     ----------  ----------


Note 18.    Selected Quarterly Financial Information (Unaudited)

     Unaudited quarterly financial information (in thousands, except per share and ADS amounts) is as follows:

                                                                                        2005
                                                             ----------------------------------------------------------
                                                               First       Second      Third       Fourth       Full
                                                              Quarter      Quarter    Quarter      Quarter      Year
                                                             ----------  ----------  ----------  ----------  ----------
Continuing operations:
Revenues including net investment gains (losses)........     $      475  $      601  $      505  $      512  $    2,093
Loss before income taxes................................         (1,154)       (677)       (698)       (706)     (3,235)
Net loss................................................         (1,159)       (677)       (698)       (713)     (3,247)

Basic loss per share:
Continuing operations...................................     $    (0.02) $    (0.01) $    (0.01) $    (0.01) $    (0.06)
Discontinued operations.................................              -           -           -           -           -
                                                             ----------  ----------  ----------  ----------  ----------
                                                             $    (0.02) $    (0.01) $    (0.01) $    (0.01) $    (0.06)
                                                             ----------  ----------  ----------  ----------  ----------
                                                             ----------  ----------  ----------  ----------  ----------
Basic loss per ADS:
Continuing operations...................................     $    (0.23) $    (0.13) $    (0.14) $    (0.14) $    (0.64)
Discontinued operations.................................              -           -           -           -           -
                                                             ----------  ----------  ----------  ----------  ----------
                                                             $    (0.23) $    (0.13) $    (0.14) $    (0.14) $    (0.64)
                                                             ----------  ----------  ----------  ----------  ----------
                                                             ----------  ----------  ----------  ----------  ----------
Diluted loss per share:
Continuing operations...................................     $    (0.02) $    (0.01) $    (0.01) $    (0.01) $    (0.06)
Discontinued operations.................................              -           -           -           -           -
                                                             ----------  ----------  ----------  ----------  ----------
                                                             $    (0.02) $    (0.01) $    (0.01) $    (0.01) $    (0.06)
                                                             ----------  ----------  ----------  ----------  ----------
                                                             ----------  ----------  ----------  ----------  ----------
Diluted loss per ADS:
Continuing operations...................................     $    (0.23) $    (0.13) $    (0.14) $    (0.14) $    (0.64)
Discontinued operations.................................              -           -           -           -           -
                                                             ----------  ----------  ----------  ----------  ----------
                                                             $    (0.23) $    (0.13) $    (0.14) $    (0.14) $    (0.64)
                                                             ----------  ----------  ----------  ----------  ----------
                                                             ----------  ----------  ----------  ----------  ----------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES


                                                                                        2004
                                                             ----------------------------------------------------------
                                                               First       Second      Third       Fourth       Full
                                                              Quarter      Quarter    Quarter     Quarter       Year
                                                             ----------  ----------  ----------  ----------  ----------
Continuing operations:
Revenues including net investment gains (losses)........     $   (5,021) $    2,081  $   (2,498) $     (321) $   (5,759)
Income (loss) before income taxes.......................         (6,683)        478      (3,913)     (1,733)    (11,851)
Net income (loss).......................................         (6,690)        195      (3,913)     (1,733)    (12,141)

Basic earnings (loss) per share:
Continuing operations...................................     $    (0.13) $        -  $    (0.08) $    (0.03) $    (0.24)
Discontinued operations.................................              -           -           -           -           -
                                                             ----------  ----------  ----------  ----------  ----------
                                                             $    (0.13) $        -  $    (0.08) $    (0.03) $    (0.24)
                                                             ----------  ----------  ----------  ----------  ----------
                                                             ----------  ----------  ----------  ----------  ----------
Basic earnings (loss) per ADS:
Continuing operations...................................     $    (1.32) $     0.04  $    (0.77) $    (0.34) $    (2.39)
Discontinued operations.................................              -           -           -           -           -
                                                             ----------  ----------  ----------  ----------  ----------
                                                             $    (1.32) $     0.04  $    (0.77) $    (0.34) $    (2.39)
                                                             ----------  ----------  ----------  ----------  ----------
                                                             ----------  ----------  ----------  ----------  ----------
Diluted earnings (loss) per share:
Continuing operations...................................     $    (0.13) $        -  $    (0.08) $    (0.03) $    (0.24)
Discontinued operations.................................              -           -           -           -           -
                                                             ----------  ----------  ----------  ----------  ----------
                                                             $    (0.13) $        -  $    (0.08) $    (0.03) $    (0.24)
                                                             ----------  ----------  ----------  ----------  ----------
                                                             ----------  ----------  ----------  ----------  ----------
Diluted earnings (loss) per ADS:
Continuing operations...................................     $    (1.32) $     0.04  $    (0.77) $    (0.34) $    (2.39)
Discontinued operations.................................              -           -           -           -           -
                                                             ----------  ----------  ----------  ----------  ----------
                                                             $    (1.32) $     0.04  $    (0.77) $    (0.34) $    (2.39)
                                                             ----------  ----------  ----------  ----------  ----------
                                                             ----------  ----------  ----------  ----------  ----------

     Due to the method required by SFAS 128 to calculate per share and ADS amounts, the quarterly per share and ADS amounts do not necessarily total to the full year per share and ADS amounts.

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

     There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2005 that materially affected, or that could reasonably likely materially affect, our internal controls over financial reporting.


                                    PART III

     Certain information required by Part III is omitted from this Form 10-K and is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on August 31, 2006 (the "Proxy Statement"), which will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.


Item 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers are as follows:

     Arthur I. Trueger, Executive Chairman: Mr. Trueger, age 57, is the founder and a principal shareholder of Berkeley Technology Limited. He has worked for us for more than 29 years and holds A.B., M.A. and J.D. degrees from the University of California.

     Ian K. Whitehead, Chief Financial Officer: Mr. Whitehead, age 51, has held the position of Chief Financial Officer of Berkeley Technology Limited since he joined us in 1990. Mr. Whitehead is a member of the Institute of Chartered Accountants in England and Wales.

     Information regarding our directors is incorporated by reference to the sections entitled "Proposal 2 - Election of Director" and "Board of Directors and Committees" in our Proxy Statement.

     Information regarding compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended, is incorporated by reference to the section entitled "Other Information About Directors and Executive Officers" in our Proxy Statement.

     Information regarding our Code of Ethics, adopted on November 12, 2003, is incorporated by reference to the section entitled "Code of Ethics" in our Proxy Statement.


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

     The following table is a summary of selected information for our equity compensation plans as of December 31, 2005.


                                                                                                   Number of Shares
                                            Number of Shares to        Weighted-Average     Remaining Available for
                                        be Issued Upon Exercise       Exercise Price of       Future Issuance Under
                                        of Outstanding Options,    Outstanding Options,         Equity Compensation
                                            Warrants and Rights     Warrants and Rights                       Plans
                                        -----------------------    --------------------     -----------------------

Equity compensation plans
   approved by shareholders.............              6,285,000 (1)               $2.77                         (1)

Equity compensation plans not
   approved by shareholders.............                 79,200 (1)                5.19                         (1)
                                                ---------------                --------
Total...................................              6,364,200                   $2.80
                                                ---------------                --------
                                                ---------------                --------

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

     Information regarding the features of the equity compensation plan not approved by shareholders is incorporated by reference to Note 13 to the Consolidated Financial Statements in Item 8 of this Form 10-K.


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

                                     PART IV

Item 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as a part of this Form 10-K:

     1.   Financial Statements:                                                                             Page

          The following consolidated financial statements of Berkeley Technology
          Limited and subsidiaries are included in Item 8:

               Report of Independent Registered Public Accounting Firm......................................  23

               Consolidated Balance Sheets as of December 31, 2005 and 2004.................................  24

               Consolidated Statements of Operations for the Years Ended
                   December 31, 2005, 2004 and 2003.........................................................  25

               Consolidated Statements of Cash Flows for the Years Ended
                   December 31, 2005, 2004 and 2003.........................................................  27

               Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
                   December 31, 2005, 2004 and 2003.........................................................  29

               Consolidated Statements of Comprehensive Income for the Years Ended
                   December 31, 2005, 2004 and 2003.........................................................  30

               Notes to the Consolidated Financial Statements...............................................  31

     2.   Financial Statement Schedules:

          The following financial statement schedules of Berkeley Technology Limited and subsidiaries are included in this Form 10-K immediately following Item 15 and should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8:

               Schedule I - Summary of Investments - Other Than Investments in Related
                   Parties..................................................................................  66

               Schedule II - Condensed Financial Information of Registrant

                   Condensed Balance Sheets as of December 31, 2005 and 2004................................  67

                   Condensed Statements of Operations for the Years Ended
                      December 31, 2005, 2004 and 2003......................................................  68

                   Condensed Statements of Cash Flows for the Years Ended
                      December 31, 2005, 2004 and 2003......................................................  69

                   Note to Condensed Financial Statements...................................................  70

               Schedule III - Supplementary Insurance Information...........................................  71

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


Exhibit
 Number   Description
--------- -----------------

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

10.1.1 Settlement dated February 16, 1990 among (1) us, (2) John Gerald Patrick Wheeler and (3) Ian Walter Strang, constituting The London Pacific Group 1990 Employee Share Option Trust (filed previously as
          Exhibit 3.2 to our Post-Effective Amendment No. 2 to Registration Statement on Form 20-F/A dated August 31, 1993).

10.1.2 Executed Instrument dated March 18, 1994 among (1) John Gerald Patrick Wheeler, (2) Ian Walter Strang and (3) Richard John Pirouet, relating to The London Pacific Group 1990 Employee Share Option Trust (filed previously as Exhibit 3.2.1 to our Annual Report on Form 20-F dated June 10, 1994).

10.1.3 Executed Instrument dated September 27, 1994 among (1) Ian Walter Strang, (2) Richard John Pirouet and (3) Clive Aubrey Charles Chaplin, relating to The London Pacific Group 1990 Employee Share Option Trust (filed previously as Exhibit 3.2.2 to our Annual Report on Form 20-F dated June 29, 1995).

10.1.4    Executed  Instrument  dated March 3, 1995 among (1) Ian Walter Strang,
          (2) Richard John Pirouet and (3) Clive Aubrey Charles Chaplin, relating to The London Pacific Group 1990 Employee Share Option Trust (filed previously as Exhibit 3.2.3 to our Annual Report on Form 20-F dated June 29, 1995).

10.1.5    Executed  Instrument  dated  August 22,  1996 among (1)  Richard  John
          Pirouet, (2) Clive Aubrey Charles Chaplin and (3) Ronald William Green, relating to The London Pacific Group 1990 Employee Share Option Trust (filed previously as Exhibit 3.2.4 to our Annual Report on Form 20-F dated June 30, 1997).

10.1.6 Executed Instrument dated August 29, 1998 among (1) Richard John Pirouet, (2) Clive Aubrey Charles Chaplin, (3) Ronald William Green and (4) Victor Aloysius Hebert, relating to The London Pacific Group 1990 Employee Share Option Trust (filed previously as Exhibit 3.2.5 to our Annual Report on Form 20-F dated June 30, 1999).

10.1.7    Executed Instrument dated May 31, 2000 among (1) Richard John Pirouet,
          (2) Clive Aubrey  Charles  Chaplin,  (3) Ronald  William Green and (4)
          Victor Aloysius Hebert, relating to The London Pacific Group 1990 Employee Share Option Trust (filed previously as Exhibit 10.2.1 to our Form 10-Q for the quarter ended September 30, 2000).

10.1.8    Executed Instrument dated May 31, 2000 among (1) Richard John Pirouet,
          (2) Clive Aubrey Charles Chaplin, (3) Ronald William Green, (4) Victor Aloysius Hebert and (5) Christopher Byrne, relating to The London Pacific Group 1990 Employee Share Option Trust (filed previously as
          Exhibit  10.2.2 to our Form 10-Q for the quarter  ended  September 30,
          2000).

10.2.1(1) Agreement  dated  July 1, 1990  between us and Ian  Kenneth  Whitehead
          (filed previously as Exhibit 10.3.1 to our Form 10-K for the year ended December 31, 2000).

10.2.2(1) London Pacific Advisers Limited  Retirement Scheme  confirmation dated
          December  5,  2000 for Ian  Kenneth  Whitehead  (filed  previously  as
          Exhibit 10.3.3 to our Form 10-K for the year ended December 31, 2001).

10.3.1 Settlement dated May 23, 1997 among BG Services Limited and A.L.O.T. Trustee Limited establishing Agent Loyalty Opportunity Trust (filed previously as Exhibit 10.4.1 to our Form 10-K for the year ended December 31, 2001).

10.3.2 Executed Deed dated July 16, 1997 by A.L.O.T. Trustee Limited relating to Agent Loyalty Opportunity Trust (filed previously as Exhibit 10.4.2 to our Form 10-K for the year ended December 31, 2001).

10.3.3 Executed Deed dated August 13, 1997 by A.L.O.T. Trustee Limited relating to Agent Loyalty Opportunity Trust (filed previously as
          Exhibit 10.4.3 to our Form 10-K for the year ended December 31, 2001).

10.3.4 Executed Deed dated August 20, 1998 by A.L.O.T. Trustee Limited relating to Agent Loyalty Opportunity Trust (filed previously as
          Exhibit 10.4.4 to our Form 10-K for the year ended December 31, 2001).

10.3.5 Executed Deed of Amendment and Appointment dated December 11, 2001 among Berkeley International Capital Limited and A.L.O.T. Trustee Limited relating to Agent Loyalty Opportunity Trust (filed previously as Exhibit 10.4.5 to our Form 10-K for the year ended December 31,
          2001).

10.4 Asset Purchase Agreement dated March 7, 2003 between Berkeley Capital Management ("BCM"), Berkeley (USA) Holdings Limited and Berkeley Capital Management LLC relating to the sale of substantially all of the assets and operations of BCM (filed previously as Exhibit 10.5 to our Form 10-Q for the quarter ended March 31, 2003).

10.5 Purchase Agreement, dated May 9, 2003, for the acquisition of London Pacific Advisory Services, Inc. and London Pacific Securities, Inc. by SunGard Business Systems Inc. (filed previously as Exhibit 10.6 to our Form 10-Q for the quarter ended June 30, 2003).

14.1 Code of Ethics (filed previously as Exhibit 14.1 to our Form 10-K for the year ended December 31, 2003).

21        Subsidiaries of the Company as of March 30, 2006.

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

(c)   Our financial statement schedules follow on pages 66 through 71.

                      SCHEDULE I - SUMMARY OF INVESTMENTS -
                    OTHER THAN INVESTMENTS IN RELATED PARTIES

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                             As of December 31, 2005

                            Column A                                      Column B    Column C    Column D

                                                                                                  Amount at
                                                                                                 Which Shown
                                                                                               in Consolidated
                                                                                        Fair       Balance
                       Type of Investments                                Cost (1)     Value      Sheet (2)
-----------------------------------------------------------------        ----------  ----------  ----------
                                                                                   (In thousands)
Fixed maturity securities:
Bonds:
   United States government and government
     agencies and authorities...................................         $        -  $        -  $        -
   States, municipalities and political subdivisions............                  -           -           -
   Foreign governments..........................................                  -           -           -
   Public utilities.............................................                  -           -           -
   Convertibles and bonds with warrants attached................                  -           -           -
   All other corporate bonds....................................             20,820      20,811      20,840
Redeemable preferred stock......................................                  -           -           -
                                                                         ----------  ----------  ----------
Total fixed maturity securities.................................             20,820  $   20,811      20,840
                                                                         ----------  ----------  ----------
                                                                                     ----------
Equity securities:
Common stocks:
   Industrial, miscellaneous and all other......................                108  $       90          90
Non-redeemable preferred stocks.................................                844         844         844
                                                                         ----------  ----------  ----------
Total equity securities.........................................                952  $      934         934
                                                                         ----------  ----------  ----------
                                                                                     ----------
Total investments...............................................         $   21,772              $   21,774
                                                                         ----------              ----------
                                                                         ----------              ----------

(1) Cost of fixed maturity securities is original  cost, reduced by other-than-temporary  impairments,  repayments and adjusted for amortization of premiums and accretion of discounts. Cost of equity securities is original cost, reduced by other-than-temporary impairments.

(2) Differences  between  amounts  reflected  in Column B or Column C and amounts at which  shown in the consolidated  balance sheet reflected in Column D result from the application of Statement of Financial  Accounting Standards No. 115, "Accounting for
    Certain Investments  in  Debt  and  Equity  Securities."  Fixed  maturity  securities  are  classified  as  either available-for-sale  or held-to-maturity.  Available-for-sale  securities are recorded at fair value,  with changes in unrealized gains and losses excluded from net income,  but reported net of applicable  income taxes as a separate  component of comprehensive  income.  Held-to-maturity securities are recorded at amortized cost.

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           BERKELEY TECHNOLOGY LIMITED
                            CONDENSED BALANCE SHEETS

                                                                                          December 31,
                                                                                     ----------------------
                                                                                        2005        2004
                                                                                     ----------  ----------
                                                                                     (In thousands, except
                                                                                          share amounts)
                                                                ASSETS

Cash and cash equivalents.........................................................   $      308  $    3,943
Investment in subsidiaries........................................................      (69,853)    (67,677)
Intercompany balances.............................................................       90,288      87,152
Other assets......................................................................           37         187
                                                                                     ----------  ----------
Total assets......................................................................   $   20,780  $   23,605
                                                                                     ----------  ----------
                                                                                     ----------  ----------


                                                 LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accruals.....................................................   $      330  $      379
Intercompany balances.............................................................          847         333
                                                                                     ----------  ----------
Total liabilities.................................................................        1,177         712
                                                                                     ----------  ----------
Commitments and contingencies

Shareholders' equity:
Ordinary shares, $0.05 par value per share: 86,400,000 shares authorized;
   64,439,073 shares issued and outstanding as of December 31, 2005
   and 2004.......................................................................        3,222       3,222
Additional paid-in capital........................................................       67,660      68,615
Retained earnings.................................................................       11,682      14,929
Employee benefit trusts, at cost (13,522,381 and 13,684,881 shares as of
   December 31, 2005 and 2004, respectively)......................................      (62,598)    (63,571)
Accumulated other comprehensive loss..............................................         (363)       (302)
                                                                                     ----------  ----------
Total shareholders' equity........................................................       19,603      22,893
                                                                                     ----------  ----------
Total liabilities and shareholders' equity........................................   $   20,780  $   23,605
                                                                                     ----------  ----------
                                                                                     ----------  ----------


            See accompanying Note to Condensed Financial Statements.

                           BERKELEY TECHNOLOGY LIMITED
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                          Years Ended December 31,
                                                                                     ----------------------------------
                                                                                        2005        2004        2003
                                                                                     ----------  ----------  ----------
                                                                                               (In thousands)
Revenues:
Investment income............................................................        $       24  $       44  $        8
Net realized investment losses...............................................                 -           -        (246)
                                                                                     ----------  ----------  ----------
                                                                                             24          44        (238)
Expenses:
Staff costs..................................................................               471         626         833
Other operating expenses.....................................................               667       1,459       2,584
                                                                                     ----------  ----------  ----------
                                                                                          1,138       2,085       3,417
                                                                                     ----------  ----------  ----------
Loss before income tax benefit and equity in
   undistributed net income (loss) of subsidiaries...........................            (1,114)     (2,041)     (3,655)

Income tax benefit...........................................................                 -           -           -
                                                                                     ----------  ----------  ----------
Loss before equity in undistributed net income (loss) of
   subsidiaries..............................................................            (1,114)     (2,041)     (3,655)

Equity in undistributed net income (loss) of subsidiaries (1)................            (2,133)    (10,100)     14,671
                                                                                     ----------  ----------  ----------

Net income (loss)............................................................        $   (3,247) $  (12,141) $   11,016
                                                                                     ----------  ----------  ----------
                                                                                     ----------  ----------  ----------
-----------------------

(1)   Eliminated on consolidation.

            See accompanying Note to Condensed Financial Statements.

                           BERKELEY TECHNOLOGY LIMITED
                       CONDENSED STATEMENTS OF CASH FLOWS


                                                                                          Years Ended December 31,
                                                                                     ----------------------------------
                                                                                        2005        2004        2003
                                                                                     ----------  ----------  ----------
                                                                                               (In thousands)
Cash flows from continuing operating activities:
Net income (loss)............................................................        $   (3,247) $  (12,141) $   11,016

Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
Equity in undistributed net (income) loss of subsidiaries....................             2,133      10,100     (14,671)
Net realized investment losses...............................................                 -           -         246
Other operating cash flows...................................................               101         140         489
                                                                                     ----------  ----------  ----------
Net cash used in operating activities .......................................            (1,013)     (1,901)     (2,920)
                                                                                     ----------  ----------  ----------
Cash flows from investing activities:
Payment of guarantee obligations.............................................                 -           -     (10,836)
Advances to subsidiaries.....................................................            (3,149)       (195)       (144)
                                                                                     ----------  ----------  ----------
Net cash used in investing activities........................................            (3,149)       (195)    (10,980)
                                                                                     ----------  ----------  ----------
Cash flows from financing activities:
Repayments from subsidiaries.................................................               527       3,543      16,369
                                                                                     ----------  ----------  ----------
Net cash provided by financing activities ...................................               527       3,543      16,369
                                                                                     ----------  ----------  ----------

Net increase (decrease) in cash and cash equivalents.........................            (3,635)      1,447       2,469
Cash and cash equivalents at beginning of year...............................             3,943       2,496          27
                                                                                     ----------  ----------  ----------
Cash and cash equivalents at end of year.....................................        $      308  $    3,943  $    2,496
                                                                                     ----------  ----------  ----------
                                                                                     ----------  ----------  ----------

            See accompanying Note to Condensed Financial Statements.

                           BERKELEY TECHNOLOGY LIMITED
                     NOTE TO CONDENSED FINANCIAL STATEMENTS


Note 1.    Basis of Presentation and Significant Accounting Policies

     The accompanying financial statements comprise a condensed presentation of financial position, results of operations and cash flows of Berkeley Technology Limited (the "Company") on a separate company basis. These condensed financial statements do not include the accounts of the Company's subsidiaries, but instead include the Company's investment in those subsidiaries, stated at amounts which are equal to the Company's equity in the subsidiaries' net assets. The consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this Form 10-K for the year ended December 31, 2005.

     Additional information about the significant accounting policies applied by the Company and its subsidiaries is included in Note 1 to the Consolidated Financial Statements in Item 8 of this Form 10-K for the year ended December 31, 2005.

               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                      Life Insurance and Annuities Segment

                                                                                     Years Ended/As of December 31,
                                                                                     ----------------------------------
                                                                                        2005        2004        2003
                                                                                     ----------  ----------  ----------
                                                                                               (In thousands)


Deferred policy acquisition costs..........................................          $        -  $        -  $        -


Future policy benefits, losses, claims and loss expenses (1)...............              13,573      21,229      28,054


Unearned premiums..........................................................                 N/A         N/A         N/A


Other policy claims and benefits payable (1)...............................                   -           -           -


Premium revenue (2)........................................................                   4           4           6


Net investment income (3)..................................................               1,213       1,295       1,834


Benefits, claims, losses and settlement expenses...........................                 N/A         N/A         N/A


Amortization of deferred policy acquisition costs..........................                   -           -           -


Other operating expenses...................................................                 913         974         959


Premiums written...........................................................                 N/A         N/A         N/A




_______________

(1) For additional disclosure regarding life insurance policy liabilities, see Note 7 to the Consolidated Financial Statements in
    Item 8 ofthis Form 10-K for the year ended December 31, 2005.

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


                                                 BERKELEY TECHNOLOGY LIMITED
                                                 (Registrant)

                                                 By     /s/  Arthur I. Trueger

Date:  March 30, 2006                                   Arthur I. Trueger
                                                        Executive Chairman


          Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                    /s/  Arthur I. Trueger
Date:  March 30, 2006               Arthur I. Trueger
                                    Executive Chairman
                                    (Principal Executive Officer)


                                    /s/  Ian K. Whitehead
Date:  March 30, 2006               Ian K. Whitehead
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


                                    /s/  Victor A. Hebert
Date:  March 30, 2006               Victor A. Hebert
                                    Deputy Chairman and Non-Executive Director


                                    /s/  Harold E. Hughes, Jr.
Date:  March 30, 2006               Harold E. Hughes, Jr.
                                    Non-Executive Director


                                    /s/  Trenchard
Date:  March 30, 2006               The Viscount Trenchard
                                    Non-Executive Director

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                EXHIBIT INDEX FOR THE ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2005

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

10.1.1 Settlement dated February 16, 1990 among (1) us, (2) John Gerald Patrick Wheeler and (3) Ian Walter Strang, constituting The London Pacific Group 1990 Employee Share Option Trust (filed previously as
          Exhibit 3.2 to our Post-Effective Amendment No. 2 to Registration Statement on Form 20-F/A dated August 31, 1993).

10.1.2 Executed Instrument dated March 18, 1994 among (1) John Gerald Patrick Wheeler, (2) Ian Walter Strang and (3) Richard John Pirouet, relating to The London Pacific Group 1990 Employee Share Option Trust (filed previously as Exhibit 3.2.1 to our Annual Report on Form 20-F dated June 10, 1994).

10.1.3 Executed Instrument dated September 27, 1994 among (1) Ian Walter Strang, (2) Richard John Pirouet and (3) Clive Aubrey Charles Chaplin, relating to The London Pacific Group 1990 Employee Share Option Trust (filed previously as Exhibit 3.2.2 to our Annual Report on Form 20-F dated June 29, 1995).

10.1.4    Executed  Instrument  dated March 3, 1995 among (1) Ian Walter Strang,
          (2) Richard John Pirouet and (3) Clive Aubrey Charles Chaplin, relating to The London Pacific Group 1990 Employee Share Option Trust (filed previously as Exhibit 3.2.3 to our Annual Report on Form 20-F dated June 29, 1995).

10.1.5    Executed  Instrument  dated  August 22,  1996 among (1)  Richard  John
          Pirouet, (2) Clive Aubrey Charles Chaplin and (3) Ronald William Green, relating to The London Pacific Group 1990 Employee Share Option Trust (filed previously as Exhibit 3.2.4 to our Annual Report on Form 20-F dated June 30, 1997).

10.1.6 Executed Instrument dated August 29, 1998 among (1) Richard John Pirouet, (2) Clive Aubrey Charles Chaplin, (3) Ronald William Green and (4) Victor Aloysius Hebert, relating to The London Pacific Group 1990 Employee Share Option Trust (filed previously as Exhibit 3.2.5 to our Annual Report on Form 20-F dated June 30, 1999).

10.1.7    Executed Instrument dated May 31, 2000 among (1) Richard John Pirouet,
          (2) Clive Aubrey  Charles  Chaplin,  (3) Ronald  William Green and (4)
          Victor Aloysius Hebert, relating to The London Pacific Group 1990 Employee Share Option Trust (filed previously as Exhibit 10.2.1 to our Form 10-Q for the quarter ended September 30, 2000).

10.1.8    Executed Instrument dated May 31, 2000 among (1) Richard John Pirouet,
          (2) Clive Aubrey Charles Chaplin, (3) Ronald William Green, (4) Victor Aloysius Hebert and (5) Christopher Byrne, relating to The London Pacific Group 1990 Employee Share Option Trust (filed previously as
          Exhibit  10.2.2 to our Form 10-Q for the quarter  ended  September 30,
          2000).

10.2.1(1) Agreement  dated  July 1, 1990  between us and Ian  Kenneth  Whitehead
          (filed previously as Exhibit 10.3.1 to our Form 10-K for the year ended December 31, 2000).

10.2.2(1) London Pacific Advisers Limited  Retirement Scheme  confirmation dated
          December  5,  2000 for Ian  Kenneth  Whitehead  (filed  previously  as
          Exhibit 10.3.3 to our Form 10-K for the year ended December 31, 2001).

10.3.1 Settlement dated May 23, 1997 among BG Services Limited and A.L.O.T. Trustee Limited establishing Agent Loyalty Opportunity Trust (filed previously as Exhibit 10.4.1 to our Form 10-K for the year ended December 31, 2001).

10.3.2 Executed Deed dated July 16, 1997 by A.L.O.T. Trustee Limited relating to Agent Loyalty Opportunity Trust (filed previously as Exhibit 10.4.2 to our Form 10-K for the year ended December 31, 2001).

10.3.3 Executed Deed dated August 13, 1997 by A.L.O.T. Trustee Limited relating to Agent Loyalty Opportunity Trust (filed previously as
          Exhibit 10.4.3 to our Form 10-K for the year ended December 31, 2001).

10.3.4 Executed Deed dated August 20, 1998 by A.L.O.T. Trustee Limited relating to Agent Loyalty Opportunity Trust (filed previously as
          Exhibit 10.4.4 to our Form 10-K for the year ended December 31, 2001).

10.3.5 Executed Deed of Amendment and Appointment dated December 11, 2001 among Berkeley International Capital Limited and A.L.O.T. Trustee Limited relating to Agent Loyalty Opportunity Trust (filed previously as Exhibit 10.4.5 to our Form 10-K for the year ended December 31,
          2001).

10.4 Asset Purchase Agreement dated March 7, 2003 between Berkeley Capital Management ("BCM"), Berkeley (USA) Holdings Limited and Berkeley Capital Management LLC relating to the sale of substantially all of the assets and operations of BCM (filed previously as Exhibit 10.5 to our Form 10-Q for the quarter ended March 31, 2003).

10.5 Purchase Agreement, dated May 9, 2003, for the acquisition of London Pacific Advisory Services, Inc. and London Pacific Securities, Inc. by SunGard Business Systems Inc. (filed previously as Exhibit 10.6 to our Form 10-Q for the quarter ended June 30, 2003).

14.1 Code of Ethics (filed previously as Exhibit 14.1 to our Form 10-K for the year ended December 31, 2003).

21        Subsidiaries of the Company as of March 30, 2006.

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

____________

(1) Management contract or compensatory arrangement filed in response to Item 15
    (a)(3) of the instructions to Form 10-K.