Form 10-Q
period 2006-03-31
BERKELEY TECHNOLOGY LTD
filed 2006-05-12
CIK 891377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ____________________

                                    FORM 10-Q

(Mark One)

/X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2006

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ____ No |X|

     As of May 12, 2006, the registrant had outstanding 64,439,073 Ordinary Shares, par value $0.05 per share.

                                TABLE OF CONTENTS


                                     PART I

                              FINANCIAL INFORMATION


                                                                                                             Page
Item 1.    Financial Statements:

           Unaudited Condensed Consolidated Balance Sheets as of March 31, 2006 and
               December 31, 2005............................................................................    3

           Unaudited Condensed Consolidated Statements of Operations for the three months
               ended March 31, 2006 and 2005................................................................    4

           Unaudited Condensed Consolidated Statements of Cash Flows for the three months
               ended March 31, 2006 and 2005................................................................    5

           Unaudited Consolidated Statement of Changes in Shareholders' Equity for the three months
               ended March 31, 2006.........................................................................    6

           Unaudited Consolidated Statements of Comprehensive Income for the three months
               ended March 31, 2006 and 2005................................................................    7

           Notes to Unaudited Condensed Consolidated Financial Statements...................................    8

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations............   18

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.......................................   25

Item 4.    Controls and Procedures..........................................................................   26


                                     PART II

                                OTHER INFORMATION

Item 1.    Legal Proceedings................................................................................   27

Item 1A.   Risk Factors.....................................................................................   27

Item 6.    Exhibits.........................................................................................   28

Signature  .................................................................................................   29

Exhibit Index...............................................................................................   30

                         PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                       March 31,    December 31,
                                                                                          2006            2005
                                                                                     ------------   ------------
                                            ASSETS

Investments (principally of life insurance subsidiary):
   Fixed maturities:
     Available-for-sale, at fair value (amortized cost: $16,320 and $13,809
       as of March 31, 2006 and December 31, 2005, respectively)..................   $     16,316   $     13,829
     Held-to-maturity, at amortized cost (fair value: $3,018 and $6,982
       as of March 31, 2006 and December 31, 2005, respectively)..................          3,033          7,011
   Equity securities:
     Trading, at fair value (cost: $102 as of March 31, 2006
       and December 31, 2005).....................................................            140             84
     Available-for-sale, at estimated fair value (cost: $850 as of
       March 31, 2006 and December 31, 2005)......................................            850            850
                                                                                     ------------   ------------
Total investments.................................................................         20,339(1)      21,774

Cash and cash equivalents.........................................................          8,216(1)      10,039
Cash held in escrow...............................................................          1,036          1,027
Accrued investment income.........................................................            699            609
Other assets......................................................................            396            354
                                                                                     ------------   ------------
Total assets......................................................................   $     30,686   $     33,803
                                                                                     ------------   ------------
                                                                                     ------------   ------------

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Life insurance policy liabilities.................................................   $     11,141   $     13,573
Accounts payable and accruals.....................................................            658            627
                                                                                     ------------   ------------
Total liabilities.................................................................         11,799         14,200
                                                                                     ------------   ------------
Commitments and contingencies (see Note 6)

Shareholders' equity:
Ordinary shares, $0.05 par value per share: 86,400,000 shares authorized;
   64,439,073 shares issued and outstanding as of March 31, 2006 and
   December 31, 2005..............................................................          3,222          3,222
Additional paid-in capital........................................................         67,692         67,660
Retained earnings.................................................................         10,956         11,682
Employee benefit trusts, at cost (13,522,381 shares
   as of March 31, 2006 and December 31, 2005)....................................        (62,598)       (62,598)
Accumulated other comprehensive loss..............................................           (385)          (363)
                                                                                     ------------   ------------
Total shareholders' equity........................................................         18,887         19,603
                                                                                     ------------   ------------
Total liabilities and shareholders' equity........................................   $     30,686   $     33,803
                                                                                     ------------   ------------
                                                                                     ------------   ------------

(1) Includes  $17,160 of investments  and $4,343 of cash and cash  equivalents in the Company's  insurance  subsidiary
    (London Pacific Assurance  Limited  ("LPAL"))  which are not currently  available to fund the operations or commitments of the Company or its other subsidiaries.

 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share and ADS amounts)

                                                                                          Three Months Ended
                                                                                                 March 31,
                                                                                     ---------------------------
                                                                                         2006           2005
                                                                                     ------------   -------------


Revenues:
Investment income.................................................................   $        354   $        397
Insurance policy charges..........................................................              -              -
Consulting and other fee income...................................................            154            143
Net realized investment losses....................................................              -            (43)
Change in net unrealized investment gains and losses on trading securities........             57            (22)
                                                                                     ------------   ------------
                                                                                              565            475
Expenses:
Amounts credited on insurance policyholder accounts...............................            170            290
Operating expenses................................................................          1,116          1,339
                                                                                     ------------   ------------
                                                                                            1,286          1,629
                                                                                     ------------   ------------
Loss before income tax expense....................................................           (721)        (1,154)

Income tax expense................................................................              5              5
                                                                                     ------------   ------------
Net loss..........................................................................   $       (726)  $     (1,159)
                                                                                     ------------   ------------
                                                                                     ------------   ------------

Basic and diluted loss per share and ADS:

Basic and diluted loss per share..................................................   $      (0.01)  $      (0.02)
                                                                                     ------------   ------------
                                                                                     ------------   ------------

Basic and diluted loss per ADS....................................................   $      (0.14)  $      (0.23)
                                                                                     ------------   ------------
                                                                                     ------------   ------------



 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                         Three Months Ended
                                                                                               March 31,
                                                                                     ---------------------------
                                                                                         2006           2005
                                                                                     ------------   ------------

Net cash used in operating activities.............................................   $       (592)  $       (171)


Cash flows from investing activities:
Purchases of held-to-maturity fixed maturity securities...........................         (3,035)        (8,510)
Purchases of available-for-sale fixed maturity securities.........................         (9,082)        (5,122)
Proceeds from maturity of held-to-maturity fixed maturity securities..............          7,000            200
Proceeds from sale and maturity of available-for-sale fixed maturity securities...          6,575          1,911
                                                                                     ------------   ------------
Net cash provided by (used in) investing activities...............................          1,458        (11,521)
                                                                                     ------------   ------------

Cash flows from financing activities:
Insurance policyholder benefits paid..............................................         (2,710)        (1,309)
Proceeds from disposal of shares by the employee benefit trusts...................              -             18
                                                                                     ------------   ------------
Net cash used in financing activities.............................................         (2,710)        (1,291)
                                                                                     ------------   ------------

Net decrease in cash and cash equivalents.........................................         (1,844)       (12,983)
Cash and cash equivalents at beginning of period (1)..............................         10,039         19,495
Foreign currency translation adjustment...........................................             21            (14)
                                                                                     ------------   ------------
Cash and cash equivalents at end of period (1), (2)...............................   $      8,216   $      6,498
                                                                                     ------------   ------------
                                                                                     ------------   ------------

(1) Does not include $1,036 of cash held in escrow as of March 31, 2006.

(2) The amount for March 31, 2006 includes  $4,343 in the Company's  insurance  subsidiary  (LPAL) which is not currently  available to fund the operations or commitments of the Company or its other subsidiaries.

 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                                            Accumulated
                                                                                               Other
                                   Ordinary Shares    Additional                Employee      Compre-        Total
                                --------------------    Paid-in    Retained      Benefit      hensive     Shareholders'
                                   Number    Amount     Capital    Earnings      Trusts        Loss          Equity
                                ----------  --------   ---------   ---------   ----------   -----------   -----------
Balance as of
   December 31, 2005............   64,439   $  3,222   $  67,660   $  11,682   $  (62,598)  $      (363)  $    19,603

Net loss........................         -         -           -        (726)           -             -          (726)
Vesting of employee share
   options, including income
   tax effect...................         -         -          32           -            -             -            32
Change in net unrealized
   gains and losses on
   available-for-sale securities         -         -           -           -            -           (24)          (24)
Foreign currency translation
   adjustment...................         -         -           -           -            -             2             2

                                ----------  --------   ---------   ---------   ----------   -----------   -----------
Balance as of
   March 31, 2006...............    64,439  $  3,222   $  67,692   $  10,956   $  (62,598)  $      (385)  $    18,887
                                ----------  --------   ---------   ---------   ----------   -----------   -----------
                                ----------  --------   ---------   ---------   ----------   -----------   -----------



 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                     ---------------------------
                                                                                         2006           2005
                                                                                     ------------   ------------

Net loss..........................................................................   $       (726)  $     (1,159)

Other comprehensive loss, net of deferred income taxes:

Foreign currency translation adjustments, net of income taxes of $0...............              2             (9)

Change in net unrealized gains and losses:
   Unrealized holding gains and losses on available-for-sale securities...........            (38)           (88)
   Reclassification adjustment for gains and losses included in net loss..........             14             (2)
   Deferred income taxes..........................................................              -              -
                                                                                     ------------   ------------
Other comprehensive loss..........................................................            (22)           (99)
                                                                                     ------------   ------------
Comprehensive loss................................................................   $       (748)  $     (1,258)
                                                                                     ------------   ------------
                                                                                     ------------   ------------

 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006

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

     While the Company's management believes that the disclosures presented are adequate to make the information not misleading, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2005, which are contained in the Company's Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission ("SEC") on March 30, 2006. The December 31, 2005 condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

     The results for the three month period ended March 31, 2006 are not indicative of the results to be expected for the full fiscal year.

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

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Share Based Compensation

Equity compensation plan

     The London Pacific Group 1990 Employee Share Option Trust ("ESOT"), which was approved by shareholders in 1990, provides for the granting of share options to employees and directors. Options are generally granted with an exercise price equal to the fair market value of the underlying shares at the date of grant. Such grants to employees are generally exercisable in four equal annual installments beginning one year from the date of grant, subject to employment continuation, and expire seven to ten years from the date of grant. Such grants to directors are fully vested on the date of grant and expire seven or ten years from the date of grant.

Share based compensation expense

     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS 123R"), "Share-Based Payment," which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including share options, based on the fair value of the award on the grant date, and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123R supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations, for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

     The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's consolidated financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

     SFAS 123R requires companies to estimate the fair value of share based payment awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statement of operations. Prior to the adoption of SFAS 123R, the Company accounted for share based awards to employees and directors using the intrinsic value method in accordance with APB 25, as allowed under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation." Under the intrinsic value method, no share based compensation expense had been recognized in the Company's consolidated statement of operations.

     Share based compensation expense recognized in the Company's consolidated statement of operations for the first quarter of 2006 includes compensation expense for share options granted prior to, but not yet vested as of December 31, 2005, based on the fair value estimated as of the date of grant in accordance with the provisions of SFAS 123R. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share based compensation expense calculated in accordance with SFAS 123R is to be based on awards ultimately expected to vest, and therefore the expense should be reduced for estimated forfeitures. The Company's estimated forfeiture rate for the three month period ended March 31, 2006 of zero percent is based upon the

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES short remaining vesting periods of the option grants (all but one option grant will be fully vested by the end of 2006) and because all of the unvested options relate to longstanding employees. In the Company's pro forma information required to be disclosed under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

     SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company's loss position, and as the Company had no tax deductions related to share option exercises, there were no such tax benefits during the first quarter of 2006. Prior to the adoption of SFAS 123R, those tax benefits would have been reported as operating cash flows had the Company received any tax benefits related to share option exercises.

     The fair value of share option grants to employees is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company's share options. The Black-Scholes model also requires subjective assumptions, including future share price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of the Company's share price. These factors could change in the future, which would affect the share based compensation expense in future periods, if the Company, through the ESOT, should grant additional share options.

Valuation and expense information under SFAS 123R

     The estimated fair value of share option compensation awards to employees, as calculated using the Black-Scholes option pricing model as of the date of grant, is amortized using the straight-line method over the vesting period of the options. For the three months ended March 31, 2006, compensation expense related to employee share options under SFAS 123R totaled $32,000 and is included in operating expenses in the accompanying statement of operations.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     The table below reflects net loss and basic and diluted loss per share and ADS for the three months ended March 31, 2006, compared with the pro forma information for the three months ended March 31, 2005:

                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                     ---------------------------
                                                                                         2006           2005
                                                                                     ------------   ------------
                                                                                      (In thousands, except per
                                                                                        share and ADS amounts)

Net loss as reported for the prior period (1).....................................            N/A   $     (1,159)
Share based compensation expense related to employee share options (2)............            (32)            56(4)
                                                                                     ------------   ------------

Net loss, including the effect of share based compensation expense (3)............   $       (726)  $     (1,103)
                                                                                     ------------   ------------
                                                                                     ------------   ------------

Basic and diluted loss per share, as reported for the prior period (1)............                         (0.02)
Basic and diluted loss per share, including the effect of share based
    compensation..................................................................          (0.01)         (0.02)
Basic and diluted loss per ADS, as reported for the prior period (1)..............                         (0.23)
Basic and diluted loss per ADS, including the effect of share based
    compensation..................................................................          (0.14)         (0.22)


(1) Net loss and loss per share and ADS prior to 2006 did not include  share based  compensation  expense for employee  share  options under SFAS 123R because the Company did not adopt the recognition provisions of SFAS 123.

(2) Share based compensation expense prior to 2006 is calculated based on the pro forma application of SFAS 123.

(3) Net loss and net loss per share and ADS prior to 2006 represents pro forma information based on SFAS 123.

(4) Compensation  expense was negative  for the three month period ended March 31, 2005 due to the reversal of $85,000 in  compensation expense  recognized in prior periods  primarily  related to the forfeiture  during the first quarter of 2005 of all of the unvested and out-of-the-money vested options held by employees who terminated employment during the first quarter of 2005.


     During the first quarter of 2006, there were no option grants, exercises, forfeitures or expirations. No options vested during the first quarter of 2006, as no unvested options at December 31, 2005 have an anniversary date in the first three months of the year. At December 31, 2005 and March 31, 2006, there were 6,285,000 options outstanding with a weighted average exercise price of $2.77. Of these options, 4,881,250 were exercisable at December 31, 2005 and March 31, 2006, and these have a weighted average exercise price of $3.52. The remaining 1,403,750 options were unvested at December 31, 2005 and March 31, 2006. These unvested options have a weighted average exercise price of $0.1963. As of March 31, 2006, total unrecognized compensation expense related to unvested share options was $62,000, of which $26,000 is expected to be recognized during the remainder of 2006 and the balance of $36,000 is expected to be recognized ratably over 2007, 2008 and the first half of 2009.

     Option grants have not been made since the second quarter of 2005. The options granted in May 2005 were valued using the Black-Scholes option pricing model with the following assumptions: expected share price volatility of 34%, risk-free interest rate of 3.89%, weighted average expected life of 6.25 years and expected dividend yield of zero percent.

     For additional information relating to our employee share options, see Note 13 to the Company's consolidated financial statements included in our Form 10-K for the year ended December 31, 2005.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Recently Issued Accounting Pronouncements

     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 154 ("SFAS 154"), "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." The statement requires retrospective application to prior periods' financial statements for a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. The adoption of SFAS 154 did not have any impact on the Company's unaudited interim condensed consolidated financial statements.

     In September 2005, the American Institute of Certified Public Accountants issued Statement of Position 05-1 ("SOP 05-1"), "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts." SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Under SOP 05-1, modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. A replacement contract that is substantially changed will be accounted for as an extinguishment of the replaced contract resulting in a release of unamortized deferred acquisition costs, unearned revenue and deferred sales inducements associated with the replaced contract. The guidance in SOP 05-1 will be applied prospectively and is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. Because the Company is not replacing insurance policies, the Company does not expect any impact on the Company's consolidated financial statements.

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

     The Company has also issued Ordinary Share warrants to Bank of Scotland in connection with the Company's bank facility (now terminated), which are also considered potential common stock under SFAS 128. Diluted earnings per share is calculated by dividing net income by the weighted-average number of Ordinary Shares outstanding during the applicable period as adjusted for these potentially dilutive options and warrants which are determined based on the "Treasury Stock Method." As the Company recorded a net loss for both of the three month periods ended March 31, 2006 and 2005, the calculations of diluted loss per share for these periods do not include potentially dilutive employee share options and warrants issued to the Bank of Scotland as they are anti-dilutive and, if included, would have resulted in a reduction of the net loss per share. If the Company had reported net income for both of the three month periods ended March 31, 2006 and 2005, there would have been an additional 0 and 117,139 shares, respectively, included in the calculations of diluted earnings per share for these periods.

     A reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share calculations is as follows:

                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                     ---------------------------
                                                                                         2006           2005
                                                                                     ------------   ------------
                                                                                      (In thousands, except per
                                                                                        share and ADS amounts)




Net loss..........................................................................   $       (726)  $     (1,159)
                                                                                     ------------   ------------
                                                                                     ------------   ------------
Basic and diluted loss per share and ADS:
Weighted average number of Ordinary Shares outstanding,
  excluding shares held by the employee benefit trusts............................         50,917         50,917
                                                                                     ------------   ------------

Basic and diluted loss per share..................................................   $      (0.01)  $      (0.02)
                                                                                     ------------   ------------
                                                                                     ------------   ------------

Basic and diluted loss per ADS....................................................   $      (0.14)  $      (0.23)
                                                                                     ------------   ------------
                                                                                     ------------   ------------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

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

Fixed Maturity Securities

     The Group's fixed maturity securities are comprised of U.S. and non-U.S. corporate debt securities. Generally, quoted market prices are available for these securities.

     An analysis of fixed maturity securities is as follows:

                                                March 31, 2006                                 December 31, 2005
                                ----------------------------------------------    ---------------------------------------------
                                               Gross       Gross     Estimated                   Gross       Gross    Estimated
                                 Amortized  Unrealized  Unrealized     Fair        Amortized  Unrealized  Unrealized     Fair
                                   Cost       Gains       Losses      Value          Cost        Gains      Losses      Value
                                ----------  ----------  ----------  ----------    ----------  ----------  ----------  ---------
                                                                         (In thousands)
Available-for-Sale:
Non-U.S. corporate
   debt securities.........     $   12,001  $       14  $      (14) $   12,001    $    8,500  $       38  $        -  $   8,538
Corporate debt securities..          4,319           -          (4)      4,315         5,309           -         (18)     5,291
                                ----------  ----------  ----------  ----------    ----------  ----------  ----------  ---------
                                    16,320          14         (18)     16,316        13,809          38         (18)    13,829
                                ----------  ----------  ----------  ----------    ----------  ----------  ----------  ---------
Held-to-Maturity:
Corporate debt securities..          3,033           -         (15)      3,018         7,011           -         (29)     6,982
                                ----------  ----------  ----------  ----------    ----------  ----------  ----------  ---------
                                     3,033           -         (15)      3,018         7,011           -         (29)     6,982
                                ----------  ----------  ----------  ----------    ----------  ----------  ----------  ---------
Total fixed maturity
  securities...............     $   19,353  $       14  $      (33) $   19,334    $   20,820  $       38  $      (47) $  20,811
                                ----------  ----------  ----------  ----------    ----------  ----------  ----------  ---------
                                ----------  ----------  ----------  ----------    ----------  ----------  ----------  ---------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Investment Concentration and Risk

     As of March 31, 2006, fixed maturity securities held by the Group included investments in Cadbury Schweppes of $3,731,000, British Telecom of $3,054,000, AOL Time Warner of $2,016,000 and General Mills of $1,999,000. These four corporate issuers each represented more than 10% of shareholders' equity as of March 31, 2006. However, all of these bonds mature on or before June 26, 2007.

     As of March 31, 2006, the Company's Jersey based life insurance subsidiary, LPAL, owned 84% of the Group's $19.3 million in fixed maturity securities, 99% of the Group's $0.9 million in available-for-sale private equity securities, and none of the Group's $140,000 in trading securities. LPAL is a regulated insurance company, and as such it must meet stringent capital adequacy requirements and it may not make any distributions without the consent of LPAL's independent actuary. LPAL's investments are therefore not currently available to fund the operations or commitments of the Company or its other subsidiaries.

     As of March 31, 2006, the Group held one fixed maturity security that was considered less than investment grade. This security represented 1.6% of total fixed maturity securities as of March 31, 2006. This security was repaid in full at maturity in April 2006.


Note 4.   Cash Held in Escrow

     Cash held in escrow consists of the proceeds from the sale of London Pacific Advisors ("LPA") to SunGard Business Systems Inc. ("SunGard") on June 5, 2003 which were held back to cover any of the Group's indemnity obligations within the 18 month period following the close of the transaction. Funds were due to be released with accrued interest in December 2004, less any amounts related to indemnification matters as set out in the sale and purchase agreement. The Company was made aware on March 8, 2005 of SunGard's complaint with respect to alleged losses in an amount equal to at least $7.2 million resulting from alleged breaches of representations and warranties contained in the sale and purchase agreement. SunGard is also seeking indemnification from the Company. After consultation with its legal advisors, the Group's management believes that this claim is without merit, and the Group is defending the matter vigorously. Due to this indemnification claim by SunGard, the $1.0 million in cash held in escrow was not released to the Group in December 2004 as scheduled. The Company has not made any reserve against the $1.0 million in cash and accrued interest held in escrow.

     For further information, see Part II, Item 1 "Legal Proceedings" below.


Note 5.   Other Assets

     An analysis of other assets is as follows:

                                                                                       March 31,    December 31,
                                                                                         2006            2005
                                                                                     ------------   ------------
                                                                                              (In thousands)

Property, equipment and leasehold improvements, net...............................   $         34   $         43
Prepayments.......................................................................            249            202
Receivables:
   Fee income receivable..........................................................             89             84
   Other receivables .............................................................             24             25
                                                                                     ------------   ------------
Total other assets................................................................   $        396   $        354
                                                                                     ------------   ------------
                                                                                     ------------   ------------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Note 6.   Commitments and Contingencies

     As previously disclosed in the Company's 2002 to 2005 audited consolidated financial statements, and notes thereto, included in the Company's Annual Report on Form 10-K for each of those years, the Company's primary insurance company, London Pacific Life & Annuity Company ("LPLA"), in August 2002 was placed under regulatory control and rehabilitation based on LPLA's statutory capital and surplus as of June 30, 2002. On July 9, 2004, a court order was issued approving a plan of liquidation for LPLA and also approving exchange agreements which give policyholders the option of exchanging their existing policies for new policies in another insurance company. In the course of the administration of LPLA in rehabilitation, the North Carolina Department of Insurance ("NCDOI") requested information concerning the history of a limited number of investments in securities of portfolio companies during November 2002. These portfolio investments have been associated with LPLA for more than seven years, and involve intercompany transfers. The history of their investment performance and ownership is complex. The Company has complied with these requests. The Company is not able at this time to predict what conclusions the NCDOI will reach after evaluation of this information.

     As discussed above in Note 4 "Cash Held in Escrow," on March 8, 2005, the Company was made aware of a complaint filed by SunGard and SunGard's claim for indemnification with respect to alleged losses in an amount equal to at least $7.2 million resulting from alleged breaches of representations and warranties contained in the sale and purchase agreement. After consultation with its legal advisors, the Group's management believes that this claim is without merit, and the Group is defending the matter vigorously. As such, no provision for this contingent liability has been included in the Group's financial statements as of March 31, 2006, nor has the Company made any reserve against the $1.0 million in cash and accrued interest held in escrow. See Part II, Item 1 "Legal Proceedings" below for further information.

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

     Under its Memorandum and Articles of Association, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company maintains directors and officers liability insurance that limits the Company's exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2006.

     The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, clients and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions sometime include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2006.

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

     Summary revenue and investment gain (loss) information by geographic segment, based on the domicile of the Group company generating those revenues, is as follows:

                                                                                         Three Months Ended
                                                                                               March 31,
                                                                                     ---------------------------
                                                                                         2006           2005
                                                                                     ------------   ------------
                                                                                           (In thousands)

Jersey............................................................................   $        272   $        310
Guernsey..........................................................................             29             15
United States.....................................................................            264            150
                                                                                     ------------   ------------
Consolidated revenues and net investment gains and losses.........................   $        565   $        475
                                                                                     ------------   ------------
                                                                                     ------------   ------------

     Revenues  and income  (loss)  before  income tax expense for the  Company's
reportable  operating  segments,   based  on  management's   internal  reporting
structure, were as follows:

                                                                                         Three Months Ended
                                                                                               March 31,
                                                                                     ---------------------------
                                                                                         2006           2005
                                                                                     ------------   ------------
                                                                                           (In thousands)
Revenues and net investment gains and losses:
Venture capital management........................................................   $        207   $         98
Life insurance and annuities .....................................................            271            296
                                                                                     ------------   ------------
                                                                                              478            394
Reconciliation of segment amounts to consolidated amounts:
Interest and other fee income ....................................................             87             81
                                                                                     ------------   ------------
Consolidated revenues and net investment gains and losses.........................   $        565   $        475
                                                                                     ------------   ------------
                                                                                     ------------   ------------
Loss before income taxes:
Venture capital management........................................................   $        (46)  $       (211)
Life insurance and annuities .....................................................            (81)          (433)
                                                                                     ------------   ------------
                                                                                             (127)          (644)
Reconciliation of segment amounts to consolidated amounts:
Interest and other fee income.....................................................             87             81
Corporate expenses................................................................           (681)          (591)
                                                                                     ------------   ------------
Consolidated loss before income tax expense ......................................   $       (721)  $     (1,154)
                                                                                     ------------   ------------
                                                                                     ------------   ------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As used herein, the terms "registrant," "Company," "we," "us" and "our" refer to Berkeley Technology Limited. Except as the context otherwise requires, the term "Group" refers collectively to the registrant and its subsidiaries.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements, and the notes thereto, included in this quarterly report, and the December 31, 2005 audited consolidated financial statements, and the notes thereto, included in our Annual Report on Form 10-K filed with the SEC on March 30, 2006. The unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. This item should also be read in conjunction with the "Forward-Looking Statements and Factors That May Affect Future Results" which are set forth below and in our other filings with the SEC.

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

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Venture Capital and Consulting

     Certain information regarding our venture capital and consulting segment's results of operations is as follows:

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                     ---------------------------
                                                                                         2006           2005
                                                                                     ------------   ------------
                                                                                           (In thousands)
Revenues and net investment gains (losses):
Consulting fees...................................................................   $        150   $        138
Change in net unrealized investment gains and losses on trading securities........             57            (40)
                                                                                     ------------   ------------
Total revenues and net investment gains (losses)..................................            207             98

Operating expenses................................................................            253            309
                                                                                     ------------   ------------
Loss before income tax expense....................................................   $        (46)  $       (211)
                                                                                     ------------   ------------
                                                                                     ------------   ------------

First quarter of 2006 compared to first quarter of 2005

     In the first quarter of 2006, the venture capital and consulting segment contributed a loss before income taxes of $46,000 to our overall loss before income taxes, compared to a loss before income taxes of $0.2 million in the first quarter of 2005. The lower loss for the first quarter of 2006 was attributable to lower operating expenses than in the first quarter of 2005, as well as to unrealized gains instead of unrealized losses on listed equity securities.

     The change in net unrealized gains and losses in the listed equity trading portfolio during the first quarter of 2006 was a gain of $57,000 compared to a loss of $40,000 in the first quarter of 2005. The trading portfolio, consisting of only two listed equity securities, increased from $84,000 as of December 31, 2005 to $140,000 as of March 31, 2006.

     The venture capital and consulting segment earned consulting fees of $150,000 during the first quarter of 2006, compared to $138,000 in the first quarter of 2005, by advising four Silicon Valley telecommunications equipment companies in dealing with large incumbent European and Japanese telecommunications companies. BICC's objective is to use consulting revenues to finance the development of large telecommunications company relationships, which will eventually lead to equity based transactions, with fees or direct investment opportunities for the Group. There is also the possibility of new venture funds raised in partnership with international sources of capital leading to management fees and carried interests.

     Operating expenses in the first quarter of 2006 decreased by $56,000, compared to the first quarter of 2005, reflecting our overall efforts to reduce operating costs.

Life Insurance and Annuities

     Certain information regarding our life insurance and annuities segment's results of operations is as follows:

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                     ---------------------------
                                                                                         2006           2005
                                                                                     ------------   ------------
                                                                                           (In thousands)
Revenues and net investment gains (losses):
Investment income.................................................................   $        271   $        321
Insurance policy charges .........................................................              -              -
Net realized investment losses....................................................              -            (43)
Change in net unrealized investment gains and losses on trading securities .......              -             18
                                                                                     ------------   ------------
Total revenues and net investment losses..........................................            271            296

Expenses:
Amounts credited on insurance policyholder accounts ..............................            170            290
General and administrative expenses ..............................................            182            439
                                                                                     ------------   ------------
Total expenses....................................................................            352            729
                                                                                     ------------   ------------
Loss before income tax expense....................................................   $        (81)  $       (433)
                                                                                     ------------   ------------
                                                                                     ------------   ------------

     As previously disclosed in our 2002 through 2005 Annual Reports on Form 10-K, on July 2, 2002, we announced that LPAL would discontinue writing new policies effective immediately. The decision to discontinue the issuance of new policies was made to avoid the increased capital requirements created by additional policyholder liabilities. Subsequent to this announcement, LPAL policy surrenders increased substantially. Approximately 92% of LPAL's $140.2 million in policyholder liabilities as of June 30, 2002 have been surrendered or have matured as of March 31, 2006. Policyholder liabilities as of March 31, 2006 were $11.1 million. Almost all of the surrenders since June 30, 2002 occurred in the second half of 2002; most of the decrease in policyholder liabilities since the end of 2002 is attributable to policy maturities.

     LPAL  now  focuses  on  managing  the  remaining   block  of   policyholder
liabilities. There are no plans currently to write new policies.

First quarter of 2006 compared to first quarter of 2005

     In the first quarter of 2006, LPAL contributed a loss before income taxes of $81,000 to our overall loss before income taxes, compared to a loss before income taxes of $0.4 million in the first quarter of 2005.

     The spread between investment income and amounts credited to policyholders improved during the first quarter of 2006 compared to the first quarter of 2005, from $31,000 in the first quarter of 2005 to $101,000 in the first quarter of 2006. Interest and dividend income on investments decreased by $50,000 and was due primarily to the decline in the level of LPAL's corporate bond investments, which was consistent with the decline in policyholder liabilities over the period. Amounts credited on policyholder accounts decreased by $0.1 million in the first quarter of 2006 to $0.2 million, compared to $0.3 million in the first quarter of 2005. This decrease was primarily due to policy maturities since the first quarter of 2005. The average rate credited to policyholders was 5.2% in the first quarter of 2006, compared with 5.5% in the first quarter of 2005.

     There were no net investment gains or losses in the first quarter of 2006, compared with net investment losses of $25,000 in the first quarter of 2005. During 2004, LPAL held significant levels of listed equity securities, causing LPAL's results to be impacted by equity market volatility. By the end of January 2005, LPAL had sold all of its listed equity securities and as such, LPAL's equity market risk has been reduced significantly.

     Total invested assets decreased to $22.2 million as of March 31, 2006, compared to $24.7 million as of December 31, 2005, primarily due to policyholder benefits paid of $2.7 million. On total average invested assets in the first quarter of 2006, the average annualized net return, including both realized and unrealized investment gains and losses, was 4.2%, compared with 3.8% in the first quarter of 2005.

     Policyholder liabilities as of March 31, 2006 were $11.1 million of which $8.1 million is scheduled to mature during the remaining nine months of 2006. LPAL expects to meet these maturities by using the proceeds from maturing bonds which are estimated to be $7.2 million during the remaining nine months of 2006 and estimated interest income to be received during the remaining nine months of 2006 of $0.9 million, as well as part of its cash balance of $4.3 million as of March 31, 2006. In the absence of significant redemptions, policyholder liabilities are projected to be approximately $3.0 million at the end of 2006.

     Included in general and administrative expenses for the first quarter of 2005 were $0.3 million of employee severance costs. In order to reduce operating costs and to conserve cash, and in light of the decrease in the size of LPAL's operations, LPAL reduced its staff in January 2005. Excluding the $0.3 million of employee severance costs, general and administrative expenses for the first quarter of 2005 were $146,000. For the first quarter of 2006, general and administrative expenses were $182,000. This $36,000 increase was due primarily to higher corporate insurance costs allocated to the life insurance and annuities segment.

Corporate and Other

First quarter of 2006 compared to first quarter of 2005

     Included in corporate expenses for the first quarter of 2005 were $80,000 of employee severance costs. In order to reduce our operating costs and to conserve cash, and in light of the decrease in the size and complexity of our continuing operations, we reduced our corporate staff in January 2005. In addition, we implemented other cost reductions during 2005. Excluding the $80,000 of employee severance costs, corporate expenses for the first quarter of 2005 were $0.5 million. In the first quarter of 2006, corporate expenses totaled $0.7 million. This $0.2 million increase was due primarily to legal fees associated with the SunGard legal proceedings described in Item 1 of Part II of this Form 10-Q.

     As discussed above in Note 1 to our Unaudited Condensed Consolidated Financial Statements under "Share Based Compensation," we adopted SFAS 123R on January 1, 2006. As such, we recognized $32,000 of compensation expense in the corporate segment during the first quarter of 2006 related to employee share options. As total unrecognized compensation expense related to unvested share options at March 31, 2006 is only $62,000, SFAS 123R compensation expense in future periods will not be material, assuming that no new option grants are made.

Consolidated Loss Before Income Tax Expense

First quarter of 2006 compared to first quarter of 2005

     Our consolidated loss before income tax expense was $0.7 million in the first quarter of 2006 compared to a loss before income tax expense of $1.2 million in the first quarter of 2005. This lower loss was due primarily to a $0.2 million decrease in operating expenses, higher net investment income after amounts credited on insurance policyholder accounts of $0.1 million, and net unrealized investment gains of $57,000 in the first quarter of 2006 compared to net realized and unrealized investment losses of $65,000 in the first quarter of 2005.

     Due to the sale of almost all of our listed equity securities by the end of January 2005, our results will no longer be significantly impacted by equity market volatility.

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


First quarter of 2006 compared to first quarter of 2005

     The $5,000 tax expense for both the first quarter of 2006 and the first quarter of 2005 is comprised of California minimum taxes for each year. Although our loss before income tax expense was $0.7 million for the first quarter of 2006, we did not recognize any tax benefits. Our Jersey and Guernsey operations contributed losses of $0.3 million during the period for which no tax benefits will be realized. Losses of $0.4 million were also contributed by our U.S. subsidiaries during the period; we did not recognize any U.S. tax benefits due to the 100% valuation allowances that we have provided for all deferred tax assets.


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


LIQUIDITY AND CAPITAL RESOURCES

     Our cash and cash equivalents decreased during the first quarter of 2006 by $1.7 million to $8.2 million. This decrease in cash and cash equivalents resulted from $2.7 million and $0.6 million of cash used in financing activities and operating activities, respectively, partially offset by $1.5 million provided by investing activities. Cash used in financing activities related to insurance policyholder benefits paid by LPAL. Cash used by operating activities primarily resulted from the $0.7 million operating loss for the first quarter of 2006. Cash provided by investing activities primarily related to the maturity of corporate bonds held by the Group and LPAL, partially offset by the purchase of fixed maturity securities by the Group and LPAL. As of March 31, 2006, our cash and cash equivalents, excluding the amount held by LPAL, amounted to $3.9 million, an increase of $3.3 million from December 31, 2005. We reinvested $3.0 million of the $7.0 million proceeds from the corporate bonds that matured during the first quarter of 2006. This $3.0 million in corporate bonds will mature on or before June 26, 2007. Excluding LPAL's investments, we also held $0.1 million of listed equity securities which could be sold within a short period of time as of March 31, 2006.

     Shareholders' equity decreased during the first quarter of 2006 by $0.7 million from $19.6 million at December 31, 2005 to $18.9 million at March 31, 2006, due to the net loss for the period of $0.7 million. As of March 31, 2006 and December 31, 2005, $62.6 million of our Ordinary Shares, at cost, held by the employee benefit trusts have been netted against shareholders' equity.

     As discussed above in "Results of Operations by Business Segment - Life Insurance and Annuities," LPAL discontinued issuing new policies in July 2002. During the first quarter of 2006, LPAL continued to service its existing policyholders. During this period, policy surrenders totaled $35,000 and policy maturities totaled $2.7 million. Policyholder liabilities were $11.1 million as of March 31, 2006, compared to $13.6 million as of December 31, 2005. We do not expect significant surrender activity during the remaining nine months of 2006; however, approximately $8.1 million of policyholder liabilities are scheduled to mature during this period. LPAL has sufficient liquid resources to fund these maturities. As of March 31, 2006, LPAL had cash of $4.3 million, accrued interest receivable of $0.6 million and corporate bonds of $16.3 million.

     In prior years, LPAL held listed equity securities at levels such that fluctuations in the market value of these listed equity securities could have had a significant impact on LPAL's statutory capital level. Following the sale of LPAL's remaining listed equity holdings during 2004 and in January 2005, fluctuations in the market value of LPAL's listed equity securities no longer have an impact on LPAL's required statutory capital level.

     As of March 31, 2006, we had no bank borrowings, guarantee obligations, material commitments outstanding for capital expenditures or additional funding for private equity portfolio companies.

     As of March 31, 2006, we had $3.9 million of cash and cash equivalents and $3.0 million in corporate bonds that will mature on or before June 26, 2007, excluding cash and bonds held by our life insurance and annuities segment. We believe that this cash balance and the bond maturity proceeds are sufficient to fund our operations (venture capital and corporate activities) over at least the next 12 months. As discussed below in Part II, Item 1 "Legal Proceedings," we are involved in certain legal proceedings for which we have incurred and will incur attorneys' fees and other costs. The amount of such future fees and costs is currently unknown, though we believe that our cash and liquid resources are sufficient to cover these costs, in addition to our normal operating expenses, over at least the next 12 months.

     As of March 31, 2006, we had $1.0 million of cash held in escrow related to our sale of LPA to SunGard as discussed above in Note 4 "Cash Held in Escrow." Due to the legal proceedings described below in Part II, Item 1, the release of the escrow amount is currently uncertain. We have not made any reserve against this $1.0 million in cash and accrued interest held in escrow.

     In order to reduce operating costs and to conserve cash, and in light of the decrease in the size and complexity of our continuing operations, we reduced our staffing levels in early 2005. After the payment of all related employee severance costs in 2005, the impact of the staff cost reductions is now being fully realized during 2006. We implemented other cost reductions during 2005 and are continuing to implement further cost reductions in 2006.


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

     Interest income earned on cash and cash equivalents in LPAL and in the remainder of the Group is expected to be less than $0.2 million during the remainder of 2006, therefore movements in market interest rates should not have a material impact on our consolidated results.

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

     In prior years, we held levels of listed equity securities which exposed us to significant equity price risk and resulting volatility in our reported earnings. By the end of January 2005, we sold all but two of our listed equity holdings. As of March 31, 2006, these two listed equity securities had a market value of $140,000. At this level, there is a greatly reduced equity price risk and fluctuations in the market value of our remaining listed equity securities should not have a material impact on our earnings in future periods.

     As of March 31, 2006, we held $0.8 million in private corporate equity securities of technology companies for which liquid markets do not exist. Private equity prices do not fluctuate directly with public equity markets, but significant market movements may trigger a review for other-than-temporary adjustment of the carrying values of our private equity securities. The risks inherent in these private equity investments relate primarily to the viability of the investee companies. We try to mitigate these risks in various ways, including performing extensive due diligence prior to making an investment, and regularly reviewing the progress of the investee companies.


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

     There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2006 that materially affected, or that could reasonably likely materially affect, our internal controls over financial reporting.

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

     On April 3, 2006, we received SunGard's Answer and Cross-Complaint, responding to our Second Amended Complaint against them. Their Answer generally denies our allegations and raises several affirmative defenses. Their Cross-Complaint essentially repeats the alleged breach of contract claim brought in their Pennsylvania action, while adding SunGard Data Systems Inc. as a claimant, and essentially repeats their intentional misrepresentation claim. As before, we believe SunGard's denials and affirmative defenses are unavailing, and their claims unjustified.

     On June 10, 2005, we filed a petition to dismiss SunGard's complaint in the Pennsylvania court. That motion was heard on April 26, 2006. The court has not yet issued a ruling.

     Costs relating to the above matters are recognized in our statement of operations as they are incurred.


Item 1A.   RISK FACTORS

     There are no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended December 31, 2005 in response to Item 1A to
Part I of Form 10-K.

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



                                      BERKELEY TECHNOLOGY LIMITED
                                      (Registrant)

Date:  May 12, 2006                   By:    /s/  Ian K. Whitehead

                                             Ian K. Whitehead
                                             Chief Financial Officer

                                             (Principal Financial and Accounting
                                             Officer and Duly Authorized Officer
                                             of the Registrant)

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

               EXHIBIT INDEX FOR THE QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2006

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