Form 10-Q
period 2006-06-30
BERKELEY TECHNOLOGY LTD
filed 2006-08-11
CIK 891377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ____________________

                                    FORM 10-Q

(Mark One)

 /X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2006

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

     As of August 11, 2006, the registrant had outstanding 64,439,073 Ordinary Shares, par value $0.05 per share.

                                TABLE OF CONTENTS


                                     PART I

                              FINANCIAL INFORMATION

                                                                                                             Page

Item 1.    Financial Statements:

           Unaudited Condensed Consolidated Balance Sheets as of June 30, 2006 and
               December 31, 2005............................................................................    3

           Unaudited Condensed Consolidated Statements of Operations for the three and six months
               ended June 30, 2006 and 2005.................................................................    4

           Unaudited Condensed Consolidated Statements of Cash Flows for the six months
               ended June 30, 2006 and 2005.................................................................    5

           Unaudited Consolidated Statement of Changes in Shareholders' Equity for the six months
               ended June 30, 2006..........................................................................    6

           Unaudited Consolidated Statements of Comprehensive Income for the three and six months
               ended June 30, 2006 and 2005.................................................................    7

           Notes to Unaudited Condensed Consolidated Financial Statements...................................    8

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations............   19

Item 3.    Quantitative and Qualitative Disclosures About Market Risk ......................................   27

Item 4.    Controls and Procedures..........................................................................   28


                                     PART II

                                OTHER INFORMATION

Item 1.    Legal Proceedings................................................................................   29

Item 1A.   Risk Factors.....................................................................................   30

Item 6.    Exhibits.........................................................................................   30

Signature  .................................................................................................   31

Exhibit Index ..............................................................................................   32

                         PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                        June 30,       December 31,
                                                                                          2006            2005
                                                                                     ------------      ------------
                                            ASSETS

Investments (principally of life insurance subsidiary):
   Fixed maturities:
     Available-for-sale, at fair value (amortized cost: $14,619 and $13,809
       as of June 30, 2006 and December 31, 2005, respectively)...................   $     14,582      $     13,829
     Held-to-maturity, at amortized cost (fair value: $3,008 and $6,982 as of
       June 30, 2006 and December 31, 2005, respectively).........................          3,025             7,011
   Equity securities:
     Trading, at fair value (cost: $3 and $102 as of June 30, 2006
       and December 31, 2005, respectively).......................................              9                84
     Available-for-sale, at estimated fair value (cost: $850 as of
       June 30, 2006 and December 31, 2005).......................................            850               850
                                                                                     ------------      ------------
Total investments.................................................................         18,466(1)         21,774

Cash and cash equivalents.........................................................          7,705(1)         10,039
Cash held in escrow...............................................................              -             1,027
Accrued investment income.........................................................            279               609
Other assets......................................................................            406               354
                                                                                     ------------      ------------
Total assets......................................................................   $     26,856      $     33,803
                                                                                     ------------      ------------
                                                                                     ------------      ------------
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Life insurance policy liabilities.................................................   $      9,230      $     13,573
Accounts payable and accruals.....................................................            791               627
                                                                                     ------------      ------------
Total liabilities.................................................................         10,021            14,200
                                                                                     ------------      ------------
Commitments and contingencies (see Note 6)

Shareholders' equity:
Ordinary shares, $0.05 par value per share: 86,400,000 shares authorized;
   64,439,073 shares issued and outstanding as of June 30, 2006 and
   December 31, 2005..............................................................          3,222             3,222
Additional paid-in capital........................................................         67,707            67,660
Retained earnings.................................................................          8,938            11,682
Employee benefit trusts, at cost (13,522,381 shares as of
   June 30, 2006 and December 31, 2005)...........................................        (62,598)          (62,598)
Accumulated other comprehensive loss..............................................           (434)             (363)
                                                                                     ------------      ------------
Total shareholders' equity........................................................         16,835            19,603
                                                                                     ------------      ------------
Total liabilities and shareholders' equity........................................   $     26,856      $     33,803
                                                                                     ------------      ------------
                                                                                     ------------      ------------

(1) Includes  $15,426 of investments  and $4,401 of cash and cash  equivalents in the Company's  insurance  subsidiary
    (London Pacific Assurance  Limited  ("LPAL"))  which are not currently  available to fund the operations or commitments of the Company or its other subsidiaries.

 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share and ADS amounts)


                                                                       Three Months Ended       Six Months Ended
                                                                            June 30,                June 30,
                                                                    ----------------------   ----------------------
                                                                        2006        2005        2006        2005
                                                                    ----------  ----------   ----------  ----------
Revenues:
Investment income.................................................  $      284  $      405   $      638  $      802
Insurance policy charges..........................................           2           3            2           3
Consulting and other fee income...................................         160         181          314         324
Net realized investment losses....................................           -           -            -         (43)
Change in net unrealized investment gains and losses
   on trading securities..........................................         (33)         12           24         (10)
                                                                    ----------  ----------   ----------  ----------
                                                                           413         601          978       1,076
Expenses:
Amounts credited on insurance policyholder accounts...............         137         267          307         557
Operating expenses................................................       1,294       1,008        2,410       2,347
Interest expense..................................................           -           3            -           3
                                                                    ----------  ----------   ----------  ----------
                                                                         1,431       1,278        2,717       2,907
                                                                    ----------  ----------   ----------  ----------
Loss from continuing operations
   before income tax expense......................................      (1,018)       (677)      (1,739)     (1,831)

Income tax expense................................................           -           -            5           5
                                                                    ----------  ----------   ----------  ----------
Loss from continuing operations...................................      (1,018)       (677)      (1,744)     (1,836)

Discontinued operations:
Loss on disposal of discontinued operations,
   net of income tax expense (benefit) of $0......................      (1,000)          -       (1,000)          -
                                                                    ----------  ----------   ----------  ----------
Loss on discontinued operations...................................      (1,000)          -       (1,000)          -
                                                                    ----------  ----------   ----------  ----------
Net loss..........................................................  $   (2,018) $     (677)  $   (2,744) $   (1,836)
                                                                    ----------  ----------   ----------  ----------
                                                                    ----------  ----------   ----------  ----------


Basic and diluted loss per share:
Continuing operations.............................................  $    (0.02) $    (0.01)  $    (0.03) $    (0.04)
Discontinued operations...........................................       (0.02)          -        (0.02)          -
                                                                    ----------  ----------   ----------  ----------
                                                                    $    (0.04) $    (0.01)  $    (0.05) $    (0.04)
                                                                    ----------  ----------   ----------  ----------
                                                                    ----------  ----------   ----------  ----------
Basic and diluted loss per ADS:
Continuing operations.............................................  $    (0.20) $    (0.13)  $    (0.34) $    (0.36)
Discontinued operations...........................................       (0.20)          -        (0.20)          -
                                                                    ----------  ----------   ----------  ----------
                                                                    $    (0.40) $    (0.13)  $    (0.54) $    (0.36)
                                                                    ----------  ----------   ----------  ----------
                                                                    ----------  ----------   ----------  ----------


 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES


            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                     ------------------------------
                                                                                           2006             2005
                                                                                     ------------      ------------


Net cash provided by (used in) operating activities...............................   $       (544)     $         63


Cash flows from investing activities:
Purchases of held-to-maturity fixed maturity securities...........................         (3,035)           (8,510)
Purchases of available-for-sale fixed maturity securities.........................         (9,082)           (5,121)
Proceeds from maturity of held-to-maturity fixed maturity securities..............          7,000               850
Proceeds from sale and maturity of available-for-sale fixed maturity securities...          8,701             6,546
                                                                                     ------------      ------------
Net cash provided by (used in) investing activities...............................          3,584            (6,235)
                                                                                     ------------      ------------

Cash flows from financing activities:
Insurance policyholder benefits paid..............................................         (5,603)           (3,317)
Proceeds from disposal of shares by the employee benefit trusts...................              -                18
                                                                                     ------------      ------------
Net cash used in financing activities ............................................         (5,603)           (3,299)
                                                                                     ------------      ------------

Net decrease in cash and cash equivalents ........................................         (2,563)           (9,471)
Cash and cash equivalents at beginning of period..................................         10,039            19,495
Foreign currency translation adjustment ..........................................            229              (276)
                                                                                     ------------      ------------
Cash and cash equivalents at end of period (1)....................................   $      7,705      $      9,748
                                                                                     ------------      ------------
                                                                                     ------------      ------------


(1) The amount for June 30, 2006 includes $4,401 in the Company's insurance  subsidiary (LPAL) which is not currently available to fund the operations or commitments of the Company or its other subsidiaries.

See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                                          Accumulated
                                                                                            Other
                                    Ordinary Shares   Additional               Employee    Compre-      Total
                                --------------------   Paid-in     Retained     Benefit    hensive   Shareholders'
                                   Number    Amount    Capital     Earnings     Trusts      Loss       Equity
                                ----------------------------------------------------------------------------------
Balance as of
   December 31, 2005............   64,439  $   3,222    $ 67,660  $   11,682  $  (62,598) $     (363) $    19,603

Net loss........................        -          -           -      (2,744)          -           -       (2,744)
Vesting of employee share
   options, including income
   tax effect...................        -          -          47           -           -           -           47
Change in net unrealized
   gains and losses on
   available-for-sale securities        -          -           -           -           -         (57)         (57)
Foreign currency translation
   adjustment...................        -          -           -           -           -         (14)         (14)
                                ---------  ---------  ----------  ----------  ----------  ----------  -----------
Balance as of June 30, 2006.....   64,439  $   3,222  $   67,707  $    8,938  $  (62,598) $     (434) $    16,835
                                ---------  ---------  ----------  ----------  ----------  ----------  -----------
                                ---------  ---------  ----------  ----------  ----------  ----------  -----------



 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)



                                                                       Three Months Ended       Six Months Ended
                                                                            June 30,                June 30,
                                                                    ----------------------   ----------------------
                                                                       2006        2005         2006        2005
                                                                    ----------  ----------   ----------  ----------

Net loss..........................................................  $   (2,018) $     (677)  $   (2,744) $   (1,836)

Other comprehensive income (loss), net of deferred income taxes:

Foreign currency translation adjustments, net of income
   taxes of $0....................................................         (16)        (26)         (14)        (35)

Change in net unrealized gains and losses:
   Unrealized holding gains and losses on available-for-sale
     securities...................................................         (29)         82          (67)         (6)
   Reclassification adjustment for gains and losses included
     in net loss..................................................          (4)          9           10           7
   Deferred income taxes..........................................           -           -            -           -

                                                                    ----------  ----------   ----------  ----------
Other comprehensive income (loss).................................         (49)         65          (71)        (34)
                                                                    ----------  ----------   ----------  ----------
Comprehensive loss................................................  $   (2,067) $     (612)  $   (2,815) $   (1,870)
                                                                    ----------  ----------   ----------  ----------
                                                                    ----------  ----------   ----------  ----------



 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2006

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

     The results for the six month period ended June 30, 2006 are not indicative of the results to be expected for the full fiscal year.

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

     The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's consolidated financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

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

     Share based compensation expense recognized in the Company's consolidated statement of operations for the three and six months ended June 30, 2006 includes compensation expense for share options granted prior to, but not yet vested as of December 31, 2005, based on the fair value estimated as of the date of grant in accordance with the provisions of SFAS 123R. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share based compensation expense calculated in accordance with SFAS 123R is to be based on awards ultimately expected to vest, and therefore the expense should be reduced for estimated forfeitures. The Company's estimated forfeiture rate for the three and six months ended June 30, 2006 of zero percent is based upon the

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES short remaining vesting periods of the option grants (all but one option grant will be fully vested by the end of 2006) and because all of the unvested options relate to longstanding employees. In the Company's pro forma information required to be disclosed under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

     SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company's loss position, and as the Company had no tax deductions related to share option exercises, there were no such tax benefits during the first six months of 2006. Prior to the adoption of SFAS 123R, those tax benefits would have been reported as operating cash flows had the Company received any tax benefits related to share option exercises.

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

Valuation and expense information under SFAS 123R

     The estimated fair value of share option compensation awards to employees, as calculated using the Black-Scholes option pricing model as of the date of grant, is amortized using the straight-line method over the vesting period of the options. For the three and six months ended June 30, 2006, compensation expense related to employee share options under SFAS 123R totaled $15,000 and $47,000, respectively, and is included in operating expenses in the accompanying statement of operations.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

     The table below reflects net loss and basic and diluted loss per share and ADS for the three and six months ended June 30, 2006, compared with the pro forma information for the three and six months ended June 30, 2005:


                                                                       Three Months Ended       Six Months Ended
                                                                            June 30,                June 30,
                                                                    ----------------------   ----------------------
                                                                       2006        2005         2006        2005
                                                                    ----------  ----------   ----------  ----------
                                                                    (In thousands, except per share and ADS amounts)

Net loss as reported for the prior period (1).....................         N/A  $     (677)         N/A  $   (1,836)
Share based compensation expense related to employee
   share options (2)..............................................         (15)        (31)         (47)         25 (4)
                                                                    ----------  ----------   ----------  ----------

Net loss, including the effect of share based
  compensation expense (3)........................................  $   (2,018) $     (708)  $   (2,774) $   (1,811)
                                                                    ----------  ----------   ----------  ----------
                                                                    ----------  ----------   ----------  ----------

Basic and diluted loss per share, as reported for the
  prior period (1)................................................                   (0.01)                   (0.04)
Basic and diluted loss per share, including the effect of share
  based compensation..............................................       (0.04)      (0.01)       (0.05)      (0.04)
Basic and diluted loss per ADS, as reported for the
  prior period (1)................................................                   (0.13)                   (0.36)
Basic and diluted loss per ADS, including the effect of share
  based compensation..............................................       (0.40)      (0.14)       (0.54)      (0.36)


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

(4) Compensation  expense was negative  for the six month  period ended June 30, 2005 due to the reversal of $85,000 in  compensation expense recognized in prior periods primarily related to the forfeiture during the first quarter of 2005 of all of the unvested and out-of-the-money vested options held by employees who terminated employment during the first quarter of 2005.

     During the first six months of 2006, there were no option grants, exercises or forfeitures. During the second quarter of 2006, 1,000,000 options expired and 480,000 options vested. At June 30, 2006, there were 5,285,000 options outstanding with a weighted average exercise price of $2.63. Of these options, 4,361,250 were exercisable at June 30, 2006, and these have a weighted average exercise price of $3.15. The remaining 923,750 options were unvested at June 30, 2006. These unvested options have a weighted average exercise price of $0.15. As of June 30, 2006, total unrecognized compensation expense related to unvested share options was $48,000, of which $12,000 is expected to be recognized during the remainder of 2006 and the balance of $36,000 is expected to be recognized ratably over 2007, 2008 and the first half of 2009.

     Option grants have not been made since the second quarter of 2005. The options granted in May 2005 were valued using the Black-Scholes option pricing model with the following assumptions: expected share price volatility of 34%, risk-free interest rate of 3.89%, weighted average expected life of 6.25 years and expected dividend yield of zero percent.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     For additional information relating to our employee share options, see Note 13 to the Company's consolidated financial statements included in our Form 10-K for the year ended December 31, 2005.

Recently Issued Accounting Pronouncements

     In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No, 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company's management does not expect the adoption of FIN 48 to have a material effect on its consolidated financial statements.


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

     The Company has also issued Ordinary Share warrants to the Bank of Scotland in connection with the Company's bank facility (now terminated), which are also considered potential common stock under SFAS 128. Diluted earnings per share is calculated by dividing net income by the weighted-average number of Ordinary Shares outstanding during the applicable period as adjusted for these potentially dilutive options and warrants which are determined based on the "Treasury Stock Method." As the Company recorded a net loss for all of the three and six month periods ended June 30, 2006 and 2005, the calculations of diluted loss per share for these periods do not include potentially dilutive employee share options and warrants issued to the Bank of Scotland as they are anti-dilutive and, if included, would have resulted in a reduction of the net loss per share. If the Company had reported net income for both of the three month periods ended June 30, 2006 and 2005, and for both of the six month periods ended June 30, 2006 and 2005, there would have been an additional 16,250, 96,450, 8,125 and 106,795 shares, respectively, included in the calculations of diluted earnings per share for these periods.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     A reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share calculations is as follows:


                                                                       Three Months Ended       Six Months Ended
                                                                            June 30,                June 30,
                                                                    ----------------------   ----------------------
                                                                       2006        2005         2006        2005
                                                                    ----------  ----------   ----------  ----------
                                                                              (In thousands, except share,
                                                                               per share and ADS amounts)

Loss from continuing operations...................................      (1,018)       (677)      (1,744)     (1,836)
Loss on discontinued operations...................................      (1,000)          -       (1,000)          -
                                                                    ----------  ----------   ----------  ----------
Net loss..........................................................  $   (2,018) $     (677)  $   (2,744) $   (1,836)
                                                                    ----------  ----------   ----------  ----------
                                                                    ----------  ----------   ----------  ----------


Basic and diluted loss per share and ADS:
Weighted-average number of Ordinary Shares outstanding,
   excluding shares held by the employee benefit trusts...........  50,916,692  50,916,692   50,916,692  50,916,692
                                                                    ----------  ----------   ----------  ----------
                                                                    ----------  ----------   ----------  ----------

Basic and diluted loss per share:
Continuing operations.............................................  $    (0.02) $    (0.01)  $    (0.03) $    (0.04)
Discontinued operations...........................................       (0.02)          -        (0.02)          -
                                                                    ----------  ----------   ----------  ----------
                                                                    $    (0.04) $    (0.01)  $    (0.05) $    (0.04)
                                                                    ----------  ----------   ----------  ----------
                                                                    ----------  ----------   ----------  ----------

Basic and diluted loss per ADS:
Continuing operations.............................................  $    (0.20) $    (0.13)  $    (0.34) $    (0.36)
Discontinued operations...........................................       (0.20)          -        (0.20)          -
                                                                    ----------  ----------   ----------  ----------
                                                                    $    (0.40) $    (0.13)  $    (0.54) $    (0.36)
                                                                    ----------  ----------   ----------  ----------
                                                                    ----------  ----------   ----------  ----------

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

     An analysis of fixed maturity securities is as follows:

                                              June 30, 2006                                 December 31, 2005
                                ------------------------------------------      ------------------------------------------
                                             Gross      Gross    Estimated                   Gross      Gross    Estimated
                                Amortized Unrealized Unrealized     Fair        Amortized Unrealized Unrealized    Fair
                                  Cost       Gains     Losses      Value          Cost       Gains     Losses      Value
                                ---------  ---------  ---------  ---------      ---------  ---------  ---------  ---------
                                                                      (In thousands)
Available-for-Sale:
Non-U.S. corporate
   debt securities.........     $   9,608  $       5  $     (22) $   9,591      $   8,500  $      38  $       -  $   8,538
Corporate debt securities..         5,011          -        (20)     4,991          5,309          -        (18)     5,291
                                ---------  ---------  ---------  ---------      ---------  ---------  ---------  ---------
                                   14,619          5        (42)    14,582         13,809         38        (18)    13,829
                                ---------  ---------  ---------  ---------      ---------  ---------  ---------  ---------
Held-to-Maturity:
Corporate debt securities..         3,025          -        (17)     3,008          7,011          -        (29)     6,982
                                ---------  ---------  ---------  ---------      ---------  ---------  ---------  ---------
                                    3,025          -        (17)     3,008          7,011          -        (29)     6,982
                                ---------  ---------  ---------  ---------      ---------  ---------  ---------  ---------
Total fixed maturity
   securities..............     $  17,644  $       5  $     (59) $  17,590      $  20,820  $      38  $     (47) $  20,811
                                ---------  ---------  ---------  ---------      ---------  ---------  ---------  ---------
                                ---------  ---------  ---------  ---------      ---------  ---------  ---------  ---------


                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Investment Concentration and Risk

     As of June 30, 2006, fixed maturity securities held by the Group included investments in Cadbury Schweppes of $3,844,000, British Telecom of $3,035,000, AOL Time Warner of $2,005,000, General Mills of $1,993,000, Tesco of $1,858,000 and Scottish & Newcastle of $1,853,000. These six corporate issuers each represented more than 10% of shareholders' equity as of June 30, 2006. However, all of these bonds mature on or before June 26, 2007.

     As of June 30, 2006, the Company's Jersey based life insurance subsidiary, LPAL, owned 83% of the Group's $17.6 million in fixed maturity securities, 99% of the Group's $0.9 million in available-for-sale private equity securities, and none of the Group's $9,000 in trading securities. LPAL is a regulated insurance company, and as such it must meet stringent capital adequacy requirements and it may not make any distributions without the consent of LPAL's independent actuary. LPAL's investments are therefore not currently available to fund the operations or commitments of the Company or its other subsidiaries.

     As of June 30, 2006, the Group held no fixed maturity securities considered less than investment grade.


Note 4.    Cash Held in Escrow

     Cash held in escrow at December 31, 2005 consisted of $1.0 million of the cash proceeds from the sale of London Pacific Advisors ("LPA") to SunGard Business Systems Inc. ("SunGard") on June 5, 2003 which were held back to cover any of the Group's indemnity obligations within the 18 month period following the close of the transaction. The Company was made aware on March 8, 2005 of SunGard's complaint with respect to alleged losses in an amount equal to at least $7.2 million resulting from alleged breaches of representations and warranties contained in the sale and purchase agreement. After consultation with its legal advisors, the Group's management believes that this claim is without merit and has been defending the matter vigorously. Accordingly, the Company did not make any reserve against the $1.0 million in cash and accrued interest held in escrow as of December 31, 2005. On August 9, 2006, the Company (and certain of its subsidiaries) reached a settlement with SunGard on all outstanding litigation. The Company and SunGard will dismiss all lawsuits against the other and both parties have entered into a mutual general release. Under the terms of the settlement, the Company will forego the $1.0 million escrow account, including accrued interest. As such, the $1.0 million of cash held in escrow (and $56,000 of interest earned on the escrow account) was written off as of June 30, 2006. The write-off of the $1.0 million original escrow amount has been shown as a loss on discontinued operations, and the write-off of the $56,000 of interest earned on the escrow account has been netted against investment income, in the Company's consolidated statement of operations for the second quarter of 2006.

     For further information, see Part II, Item 1 "Legal Proceedings" below.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Note 5.    Other Assets

     An analysis of other assets is as follows:

                                                                                       June 30,        December 31,
                                                                                         2006              2005
                                                                                     ------------      ------------
                                                                                              (In thousands)

Property, equipment and leasehold improvements, net...............................   $         14      $         43
Prepayments.......................................................................            166               202
Receivables:
   Due from broker................................................................             70                 -
   Fee income receivable..........................................................            103                84
   Other receivables..............................................................             53                25
                                                                                     ------------      ------------
Total other assets................................................................   $        406      $        354
                                                                                     ------------      ------------
                                                                                     ------------      ------------


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

     Under its Memorandum and Articles of Association, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company maintains directors and officers liability insurance that limits the Company's exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of June 30, 2006.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, clients and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions sometime include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2006.


Note 7.   Business Segment and Geographical Information

     The Company's reportable operating segments are classified according to its businesses of venture capital and consulting, and life insurance and annuities.

     Intercompany transfers between reportable operating segments are accounted for at prices which are designed to be representative of unaffiliated third party transactions.

     Summary revenue and investment gain (loss) information by geographic segment, based on the domicile of the Group company generating those revenues, is as follows:

                                                                      Three Months Ended       Six Months Ended
                                                                            June 30,                June 30,
                                                                    ----------------------   ----------------------
                                                                       2006        2005         2006        2005
                                                                    ----------  ----------   ----------  ----------
                                                                                     (In thousands)

Jersey............................................................  $      263  $      321   $      535  $      631
Guernsey..........................................................          26          31           55          46
United States.....................................................         124         249          388         399
                                                                    ----------  ----------   ----------  ----------
Consolidated revenues and net investment gains and
   losses.........................................................  $      413  $      601   $      978  $    1,076
                                                                    ----------  ----------   ----------  ----------
                                                                    ----------  ----------   ----------  ----------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     Revenues and income (loss) for continuing operations before income tax expense for the Company's reportable operating segments, based on management's internal reporting structure, were as follows:

                                                                      Three Months Ended        Six Months Ended
                                                                           June 30,                 June 30,
                                                                    ----------------------   ----------------------
                                                                       2006        2005         2006        2005
                                                                    ----------  ----------   ----------  ----------
                                                                                     (In thousands)
Revenues and net investment gains and losses:
Venture capital and consulting ...................................  $      123  $      189   $      330  $      287
Life insurance and annuities .....................................         252         317          523         613
                                                                    ----------  ----------   ----------  ----------
                                                                           375         506          853         900
Reconciliation of segment amounts to consolidated amounts:
Interest and other fee income.....................................          38          95          125         176
                                                                    ----------  ----------   ----------  ----------
Consolidated revenues and net investment gains
   and losses.....................................................  $      413  $      601   $      978  $    1,076
                                                                    ----------  ----------   ----------  ----------
                                                                    ----------  ----------   ----------  ----------

Loss before income taxes:
Venture capital and consulting ...................................  $     (127) $       21   $     (173) $     (190)
Life insurance and annuities .....................................         (63)       (112)        (144)       (545)
                                                                    ----------  ----------   ----------  ----------
                                                                          (190)        (91)        (317)       (735)
Reconciliation of segment amounts to consolidated amounts:
Interest and other fee income ....................................          38          95          125         176
Corporate expenses ...............................................        (866)       (678)      (1,547)     (1,269)
Interest expense..................................................           -          (3)           -          (3)
                                                                    ----------  ----------   ----------  ----------
Consolidated loss from continuing operations
   before income tax expense......................................  $   (1,018) $     (677)  $   (1,739) $   (1,831)
                                                                    ----------  ----------   ----------  ----------
                                                                    ----------  ----------   ----------  ----------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As used herein, the terms "registrant," "Company," "we," "us" and "our" refer to Berkeley Technology Limited. Except as the context otherwise requires, the term "Group" refers collectively to the registrant and its subsidiaries.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements, and the notes thereto, included in this quarterly report, and the December 31, 2005 audited consolidated financial statements, and the notes thereto, included in our 2005 Annual Report on Form 10-K filed with the SEC on March 30, 2006. The unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. This item should also be read in conjunction with the "Forward-Looking Statements and Factors That May Affect Future Results" which are set forth below and in our other filings with the SEC.

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

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Venture Capital and Consulting

     Certain information regarding our venture capital and consulting segment's results of operations is as follows:

                                                                      Three Months Ended        Six Months Ended
                                                                           June 30,                 June 30,
                                                                    ----------------------   ----------------------
                                                                       2006        2005         2006        2005
                                                                    ----------  ----------   ----------  ----------
                                                                                     (In thousands)
Revenues and net investment gains (losses):
Consulting fees...................................................  $      156  $      177   $      306  $      315
Change in net unrealized investment gains and losses on
   trading securities.............................................         (33)         12           24         (28)
                                                                    ----------  ----------   ----------  ----------
Total revenues and net investment gains (losses)..................         123         189          330         287

Operating expenses................................................         250         168          503         477
                                                                    ----------  ----------   ----------  ----------
Income (loss) from continuing operations
    before income tax expense.....................................  $     (127) $       21   $     (173) $     (190)
                                                                    ----------  ----------   ----------  ----------
                                                                    ----------  ----------   ----------  ----------

Second quarter of 2006 compared to second quarter of 2005

     In the second quarter of 2006, the venture capital and consulting segment contributed a loss before income taxes of $127,000 to our overall loss from continuing operations before income taxes, compared to income before income taxes of $21,000 in the second quarter of 2005. The loss for the second quarter of 2006 was attributable primarily to higher operating expenses than in the second quarter of 2005, as well as to investment losses instead of investment gains on listed equity securities.

     The change in net unrealized gains and losses in the listed equity trading portfolio during the second quarter of 2006 was a loss of $33,000 compared to a gain of $12,000 in the second quarter of 2005. In June 2006, the larger of the two listed equity securities in the portfolio was sold for no gain or loss. The trading portfolio has therefore decreased from $140,000 as of March 31, 2006 to $9,000 as of June 30, 2006.

     The venture capital and consulting segment earned consulting fees of $156,000 during the second quarter of 2006 compared to $177,000 in the second quarter of 2005, by advising Silicon Valley telecommunications equipment companies in dealing with large incumbent European and Japanese telecommunications companies. BICC's objective is to use consulting revenues to finance the development of large telecommunications company relationships, which will eventually lead to equity based transactions, with fees or direct investment opportunities for the Group. There is also the possibility of new venture funds raised in partnership with international sources of capital leading to management fees and carried interests.

     Operating  expenses in the second  quarter of 2006  increased by $82,000 to
$250,000,   compared  to  the  second  quarter  of  2005,  primarily  due  to  a non-recurring insurance claim reimbursement in the second quarter of 2005.

First six months of 2006 compared to first six months of 2005

     In both the first six months of 2006 and the first six months of 2005, the venture capital and consulting segment contributed a loss before income taxes of $0.2 million to our overall loss from continuing operations before income taxes. The losses in the first six months of 2006 and 2005 were attributable primarily to an excess of operating expenses over consulting fee income.

     The change in net unrealized gains and losses in the listed equity trading portfolio during the first six months of 2006 was a gain of $24,000 compared to a loss of $28,000 in the first six months of 2005. In June 2006, the larger of the two listed equity securities in the portfolio was sold for no gain or loss. The trading portfolio has therefore decreased from $84,000 as of December 31, 2005 to $9,000 as of June 30, 2006.

Life Insurance and Annuities

     Certain information regarding our life insurance and annuities segment's results of operations is as follows:

                                                                      Three Months Ended        Six Months Ended
                                                                           June 30,                 June 30,
                                                                    ----------------------   ----------------------
                                                                       2006        2005         2006        2005
                                                                    ----------  ----------   ----------  ----------
                                                                                     (In thousands)
Revenues and net investment gains (losses):
Investment income.................................................  $      250  $      314   $      521  $      635
Insurance policy charges..........................................           2           3            2           3
Net realized investment losses....................................           -           -            -         (43)
Change in net unrealized investment gains and losses on
   trading securities.............................................           -           -            -          18
                                                                    ----------  ----------   ----------  ----------
Total revenues and net investment gains (losses)..................         252         317          523         613

Expenses:
Amounts credited on insurance policyholder accounts...............         137         267          307         557
General and administrative expenses...............................         178         162          360         601
                                                                    ----------  ----------   ----------  ----------
Total expenses....................................................         315         429          667       1,158
                                                                    ----------  ----------   ----------  ----------
Loss from continuing operations
    before income tax expense.....................................  $      (63) $     (112)  $     (144) $     (545)
                                                                    ----------  ----------   ----------  ----------
                                                                    ----------  ----------   ----------  ----------

     As previously disclosed in our 2002 through 2005 Annual Reports on Form 10-K, on July 2, 2002, we announced that LPAL would discontinue writing new policies effective immediately. The decision to discontinue the issuance of new policies was made to avoid the increased capital requirements created by additional policyholder liabilities. Subsequent to this announcement, LPAL policy surrenders increased substantially. Approximately 93% of LPAL's $140.2 million in policyholder liabilities as of June 30, 2002 have been surrendered or have matured as of June 30, 2006. Policyholder liabilities as of June 30, 2006 were $9.2 million. Almost all of the surrenders since June 30, 2002 occurred in the second half of 2002; most of the decrease in policyholder liabilities since the end of 2002 is attributable to policy maturities.

     LPAL  now  focuses  on  managing  the  remaining   block  of   policyholder
liabilities. There are no plans currently to write new policies.

Second quarter of 2006 compared to second quarter of 2005

     In the second quarter of 2006, LPAL contributed a loss before income taxes of $63,000 to our overall loss from continuing operations before income taxes, compared to a loss of $102,000 in the second quarter of 2005.

     The spread between investment income and amounts credited to policyholders improved during the second quarter of 2006 compared to the second quarter of 2005, from $47,000 to $113,000. Interest credited on policyholder accounts decreased by $130,000 to $137,000 in the second quarter of 2006, compared with the second quarter of 2005. This decrease was primarily due to policy maturities since the second quarter of 2005. The average rate credited to policyholders was 5.1% during the second quarter of 2006, compared with 5.7% in the second quarter of 2005. Interest income on investments fell by $64,000 to $250,000 in the second quarter of 2006, compared to the second quarter of 2005, primarily due to the decline in LPAL's corporate bond investments which was consistent with the decline in its policyholder liabilities over the period. The level of corporate bonds held by LPAL decreased from $18.5 million at June 30, 2005 to $14.6 million at June 30, 2006.

     Total invested assets decreased to $20.2 million as of June 30, 2006, compared with $22.2 million as of March 31, 2006 primarily due to policyholder benefits paid of $2.9 million during the second quarter of 2006. On total average invested assets in the second quarter of 2006, the average annualized net return was 4.8%, compared with 4.3% in the second quarter of 2005.

     Policyholder liabilities as of June 30, 2006 were $9.2 million of which $5.9 million is scheduled to mature during the remaining six months of 2006. The maturity profile of LPAL's corporate bond portfolio has been structured to match approximately the maturity profile of LPAL's policies. In the absence of significant redemptions, policyholder liabilities are projected to be approximately $3.2 million at the end of 2006.

First six months of 2006 compared to first six months of 2005

     In the first six months of 2006, LPAL contributed a loss before income taxes of $0.1 million to our overall loss from continuing operations before income taxes, compared to a loss before income taxes of $0.5 million in the first six months of 2005. In the first six months of 2006, the spread between investment income and amounts credited to policyholders increased by $0.1 million; and general and administrative expenses decreased by $0.2 million, each as compared to the first six months of 2005.

     The spread between investment income and amounts credited to policyholders improved during the first six months of 2006 compared to the first six months of 2005, from $78,000 to $214,000. Interest credited on policyholder accounts decreased by $250,000 to $0.3 million in the first six months of 2006, compared with the first six months of 2005. This decrease was primarily due to policy maturities since the end of the second quarter of 2005. The average rate credited to policyholders was 5.2% during the first six months of 2006, compared with 5.6% during the first six months of 2005. Interest income on investments decreased by $0.1 million to $0.5 million in the first six months of 2006 compared to the first six months of 2005, primarily due to the decline in LPAL's corporate bond investments which was consistent with the decline in its policyholder liabilities over the period.

     There were no net investment gains or losses in the first six months of 2006, compared with net investment losses of $25,000 in the first six months of 2005. During 2004, LPAL held significant levels of listed equity securities, causing LPAL's results to be impacted by equity market volatility. By the end of January 2005, LPAL sold all of its listed equity securities and as such, LPAL's equity market risk has been reduced significantly.

     Total invested assets decreased to $20.2 million as of June 30, 2006, compared with $24.7 million as of December 31, 2005 primarily due to policyholder benefits paid of $5.6 million during the first six months of 2006. On total average invested assets in the first six months of 2006, the average annualized net return was 4.4%, compared with 4.0% in the first six months of 2005.

     Policyholder liabilities as of June 30, 2006 were $9.2 million of which $5.9 million is scheduled to mature during the remaining six months of 2006. The maturity profile of LPAL's corporate bond portfolio has been structured to match approximately the maturity profile of LPAL's policies. In the absence of significant redemptions, policyholder liabilities are projected to be approximately $3.2 million at the end of 2006.

     Included in general and administrative expenses for the first six months of 2005 are $293,000 of employee severance costs. In order to reduce operating costs and to conserve cash, and in light of the decrease in the size of LPAL's operations, LPAL reduced its staff in January 2005. Excluding the $293,000 of employee severance costs, general and administrative expenses for the first six months of 2005 were $308,000, compared to $360,000 for the first six months of 2006. This $52,000 increase was due primarily to higher corporate insurance costs allocated to the life insurance and annuities segment.

Corporate and Other

Second quarter of 2006 compared to second quarter of 2005

     Corporate expenses increased by $0.2 million to $0.9 million in the second quarter of 2006, compared to the second quarter of 2005. This increase was due primarily to $0.2 million of losses associated with the sublease of our Jersey office.

First six months of 2006 compared to first six months of 2005

     Corporate expenses increased by $0.3 million to $1.5 million in the first six months of 2006, compared to the first six months of 2005. This increase was due primarily to losses associated with the sublease of our Jersey office and legal expenses related to the SunGard matter as described below in Part II, Item 1, "Legal Proceedings."

     The amount of interest we earned (excluding the life insurance and annuities segment) decreased by $50,000 to $0.1 million in the first six months of 2006, compared to the first six months of 2005. This decrease was due primarily to the write-off of interest earned on the cash held in escrow (see
Note 4 "Cash Held in Escrow" to our Unaudited Condensed Consolidated Financial Statements) which was partially offset by the improved yields earned on our liquid assets by investing in short-term corporate debt.

Consolidated Loss from Continuing Operations Before Income Tax Expense

Second quarter of 2006 compared to second quarter of 2005

     Our consolidated loss from continuing operations before income tax expense was $1.0 million in the second quarter of 2006, compared to a loss before income tax expense of $0.7 million in the second quarter of 2005. This higher loss was due primarily to an increase in operating expenses of $0.3 million. As discussed above, in the second quarter of 2006 there were losses of $0.2 million associated with the sublease of the Jersey office and in the second quarter of 2005, there was a non-recurring insurance claim reimbursement of $0.1 million.

     Due to the sale of almost all of our listed equity securities during 2004 and the first quarter of 2005, our results will no longer be significantly impacted by equity market volatility.

     We continue to pursue opportunities to grow the business in the future, however, there is no guarantee that we will be successful in redeveloping our venture capital and consulting operations.

First six months of 2006 compared to first six months of 2005

     Our consolidated loss from continuing operations before income tax expense was $1.7 million in the first six months of 2006, compared to a loss of $1.8 million in the first six months of 2005. This lower loss was due primarily to higher net investment income after amounts credited on insurance policyholder accounts of $86,000, and net unrealized investment gains of $24,000 in the first six months of 2006 compared to net realized and unrealized investment losses of $53,000 in the first six months of 2005. These amounts were partially offset by a $63,000 increase in operating expenses for the first six months of 2006 compared to the first six months of 2005. This increase was primarily attributable to the losses related to the Jersey office sublease and increased legal fees related to the SunGard matter in the first six months of 2006, which were partially offset by the non-recurring severance costs net of an insurance claim reimbursement in the first six months of 2005.

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

Second quarter of 2006 compared to second quarter of 2005

     We had no tax expense and recorded no tax benefits in the second quarter of 2006, though we had a $1.0 million loss before income taxes. Although $0.5 million of losses were contributed by our Jersey and Guernsey operations during the second quarter of 2006, we did not recognize any tax benefits due to the uncertainty surrounding their recovery before expiry. Losses of $0.5 million were contributed by our U.S. subsidiaries during the period; however, we did not recognize any U.S. tax benefits due to the 100% valuation allowances that we have provided for all deferred tax assets.

First six months of 2006 compared to first six months of 2005

     We recorded only $5,000 of tax expense in the first six months of 2006, related to minimum California taxes. While losses of $0.8 million were contributed by our Jersey and Guernsey operations during the period, we did not recognize any tax benefits due to the uncertainty surrounding their recovery before expiry. Losses of $0.8 million were contributed by our U.S. subsidiaries during the period; however, we did not recognize any U.S. tax benefits due to the 100% valuation allowances that we have provided for all deferred tax assets.

Discontinued Operations

Second quarter (and first six months) of 2006 compared to second quarter
 (and first six months) of 2005

     The $1.0 million loss on discontinued operations for the second quarter of 2006 resulted from the write-off of the $1.0 million of cash held in escrow which was part of the proceeds from the sale of LPA in June 2003 held back to cover any of the Group's indemnity obligations (see Note 4 "Cash Held in Escrow" of the Unaudited Condensed Consolidated Financial Statements above and Part II,
Item 1 "Legal Proceedings" below.)


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


LIQUIDITY AND CAPITAL RESOURCES

     Our cash and cash equivalents decreased during the first six months of 2006 by $2.3 million to $7.7 million. This decrease in cash and cash equivalents primarily resulted from $0.5 million and $5.6 million of cash used in operating activities and financing activities, respectively, partially offset by $3.6 million provided by investing activities. Cash used in financing activities related to insurance policyholder benefits paid by LPAL. Cash used in operating activities primarily resulted from the $1.7 million operating loss from continuing operations for the first six months of 2006, partially offset by an increase in accrued expenses and a decrease in accrued investment income. Cash provided by investing activities primarily related to the maturity of fixed maturity securities held by the Group and LPAL, partially offset by the purchase of fixed maturity securities by LPAL and the Group. As of June 30, 2006, our cash and cash equivalents, excluding the amount held by LPAL, amounted to $3.3 million, an increase of $2.8 million from December 31, 2005. We reinvested $3.0 million of the $7.0 million proceeds from the corporate bonds that matured during the first six months of 2006. This $3.0 million will mature on or before June 26, 2007.

     Shareholders' equity decreased during the first six months of 2006 by $2.8 million from $19.6 million at December 31, 2005 to $16.8 million at June 30, 2006, primarily due to the net loss for the period of $2.7 million. As of June 30, 2006 and December 31, 2005, $62.6 million of our Ordinary Shares, at cost, held by the employee benefit trusts have been netted against shareholders' equity.

     As discussed above in "Results of Operations by Business Segment - Life Insurance and Annuities," LPAL discontinued issuing new policies in July 2002. During the first six months of 2006, LPAL continued to service its existing policyholders. During this period, policy surrenders totaled $0.2 million and policy maturities totaled $5.4 million. Policyholder liabilities were $9.2 million as of June 30, 2006, compared to $13.6 million as of December 31, 2005. We do not expect significant surrender activity during the remaining six months of 2006; however, approximately $5.9 million of policyholder liabilities are scheduled to mature during this period.

LPAL has sufficient liquid resources to fund these maturities. As of June 30, 2006, LPAL had cash of $4.4 million, accrued interest receivable of $0.3 million and corporate bonds of $14.6 million.

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

     As of June 30, 2006, we had no bank borrowings, guarantee obligations, material commitments outstanding for capital expenditures or additional funding for private equity portfolio companies.

     As of June 30, 2006, we had $3.3 million of cash and cash equivalents and $3.0 million in short-term bonds, excluding cash and bonds held by our life insurance and annuities segment. We believe that this cash balance and the bond maturity proceeds are sufficient to fund our operations (venture capital and corporate activities) over at least the next 12 months.

     In order to reduce operating costs and to conserve cash, and in light of the decrease in the size and complexity of our continuing operations, we reduced our staffing levels in early 2005. After the payment of all related employee severance costs in 2005, the impact of the staff cost reductions is now being fully realized during 2006. We implemented other cost reductions during 2005 and are continuing to implement further cost reductions in 2006, including the sublease of our Jersey office space for the remainder of our lease term, effective from June 2006.


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

     In prior years, we held levels of listed equity securities which exposed us to significant equity price risk and resulting volatility in our reported earnings. By the end of June 2005, we sold all but one of our listed equity holdings. As of June 30, 2006, the remaining listed equity security had a market value of $9,000. At this level, there is a greatly reduced equity price risk and fluctuations in the market value of our remaining listed equity securities should not have a material impact on our earnings in future periods.

     As of June 30, 2006, we held $0.8 million in private corporate equity securities of technology companies for which liquid markets do not exist. Private equity prices do not fluctuate directly with public equity markets, but significant market movements may trigger a review for other-than-temporary adjustment of the carrying values of our private equity securities. The risks inherent in these private equity investments relate primarily to the viability of the investee companies. We try to mitigate these risks in various ways, including performing extensive due diligence prior to making an investment, and regularly reviewing the progress of the investee companies.


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

     There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2006 that materially affected, or that could reasonably likely materially affect, our internal controls over financial reporting.

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

     On April 27, 2005, we filed a lawsuit against SunGard and certain of its affiliates in California Superior Court in San Francisco ("the Court") accusing SunGard of wrongful conduct and seeking payment of $1.0 million of the initial purchase consideration which was held in an escrow account, up to $8.0 million in additional earnout payments, and further damages for SunGard's prior wrongful actions. We also asked the Court to award us compensatory, exemplary and punitive damages.

     We also filed a motion to dismiss, for lack of subject matter jurisdiction, SunGard's lawsuit against us in Pennsylvania. SunGard then voluntarily dismissed its federal action against us and filed a new complaint in the court of Common Pleas, Chester County, Pennsylvania. This new complaint alleged essentially the same claims against the same parties that were contained in SunGard's federal action.

     On June 3, 2005, SunGard filed a motion to dismiss or stay our California Superior Court action on jurisdictional grounds. On July 26, 2005, the California court denied SunGard's motion. On August 25, 2005, SunGard appealed that decision. Its appeal was summarily denied by the California court of appeals on September 22, 2005. In response, on October 12, 2005, SunGard filed a motion seeking to dismiss 13 of the 14 claims contained in our California complaint. On January 3, 2006, the Court heard this motion and dismissed three of our claims, and allowed us to amend six of our remaining claims. On January 6, 2006, we lodged an 11-count amended complaint which amended and supplemented our claims based upon the substantial document discovery received from SunGard. SunGard responded by filing another motion, this time to dismiss nine of our 11 claims. SunGard also sought to seal our amended complaint from public view. On March 1, 2006, the Court heard SunGard's motions and dismissed four of our 11 claims. The Court then ordered SunGard to answer our seven remaining claims within 20 days of its March 14, 2006 order. The Court also denied SunGard's motion to seal our amended complaint.

     On April 3, 2006, we received SunGard's Answer and Cross-Complaint, responding to our Second Amended Complaint against them. Their Answer generally denied our allegations and raised several affirmative defenses. Their Cross-Complaint essentially repeated the alleged breach of contract claim brought in their Pennsylvania action, while adding SunGard Data Systems Inc. as a claimant, and essentially repeated their intentional misrepresentation claim.

     On June 10, 2005, we filed a petition to dismiss SunGard's complaint in the Pennsylvania court. That motion was heard on April 26, 2006. The court, on June 21, 2006, issued a stay of the Pennsylvania action pending resolution of the California Superior Court action.

     On August 9, 2006, we and SunGard entered into a settlement agreement covering all of the above actions. We, and SunGard, will promptly dismiss all lawsuits against the other, and we have entered into a mutual general release. Under the terms of the settlement, we will forego the $1.0 million escrow account, including accrued interest on the account. Accordingly, we wrote-off the $1.0 million of cash held in escrow (and accrued interest) as of June 30, 2006. While we continue to believe that SunGard's claims against us have no merit, the prospect of significantly escalating legal costs and a probable long horizon (including any appeals) to resolution of our claims against SunGard caused us to conclude that settlement on the terms agreed was in the Company's best interests.

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


                                  BERKELEY TECHNOLOGY LIMITED
                                  (Registrant)
Date:  August 11, 2006            By:    /s/  Ian K. Whitehead

                                         Ian K. Whitehead
                                         Chief Financial Officer

                                  (Principal Financial and Accounting Officer and Duly Authorized Officer of the Registrant)

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

               EXHIBIT INDEX FOR THE QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2006

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