Form 10-K
period 2006-12-31
BERKELEY TECHNOLOGY LTD
filed 2007-03-23
CIK 891377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-K
(Mark One)
/X/              ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2006

                                       OR

/ /         TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                For the transition period from _______ to _______

                         Commission file number 0-21874

                           Berkeley Technology Limited
             (Exact name of registrant as specified in its charter)
                             ----------------------


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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [X]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

     The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the Ordinary Shares on June 30, 2006 as reported on the London Stock Exchange (using an exchange rate of (pound)1.00 = $1.85) was $3,853,808. Ordinary Shares held by each current executive officer and director and by each person who is known by the registrant to own 10% or more of the outstanding Ordinary Shares have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination is not necessarily conclusive that these persons are affiliates of the registrant.

     As of March 23, 2007, the registrant had outstanding 64,439,073 Ordinary Shares, $0.05 par value per share.


                       DOCUMENTS INCORPORATED BY REFERENCE

     The registrant's definitive proxy statement for its Annual General Meeting of Shareholders to be held on September 18, 2007, is incorporated by reference in Part III of this Form 10-K.

                                TABLE OF CONTENTS

                                    PART I                                                                    Page

Item 1.    Business.........................................................................................    1
Item 1A.   Risk Factors.....................................................................................    4
Item 1B.   Unresolved Staff Comments........................................................................    5
Item 2.    Properties.......................................................................................    5
Item 3.    Legal Proceedings................................................................................    5
Item 4.    Submission of Matters to a Vote of Security Holders..............................................    5


                                     PART II

Item 5.    Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases
               of Equity Securities.........................................................................    5
Item 6.    Selected Financial Data..........................................................................   10
Item 7.    Management's Discussion and Analysis of Financial Condition and Results of Operations............   11
Item 7A.   Quantitative and Qualitative Disclosures About Market Risk.......................................   20
Item 8.    Financial Statements and Supplementary Data......................................................   21
Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............   56
Item 9A.   Controls and Procedures..........................................................................   56


                                    PART III

Item 10.   Directors and Executive Officers of the Registrant...............................................   56
Item 11.   Executive Compensation...........................................................................   57
Item 12.   Security Ownership of Certain Beneficial Owners and Management and Related
               Stockholder Matters..........................................................................   57
Item 13.   Certain Relationships and Related Transactions...................................................   57
Item 14.   Principal Accountant Fees and Services...........................................................   57


                                     PART IV

Item 15.   Exhibits and Financial Statement Schedules ......................................................   58


Signatures .................................................................................................   68
Exhibit Index...............................................................................................   69


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

                                     PART I

Item 1.    BUSINESS

OVERVIEW

     We are a financial services company based in Jersey, Channel Islands, with an office in San Francisco, specializing in venture capital and consulting primarily in the telecommunications industry. We represent Silicon Valley and other telecommunications equipment companies in dealing with large incumbent European and Japanese telecommunications companies.

     The impact of poor equity and bond market conditions in 2001 and 2002 resulted in a significant contraction of our operations and capital base. We continue to service the policyholders of London Pacific Assurance Limited ("LPAL") in Jersey, but new policies have not been sold since July 2002 to avoid the capital requirements related to the sale of new policies. All but $0.1 million in policyholder liabilities are scheduled to mature by mid-2007.

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

BUSINESS SEGMENTS

     We currently have two business segments that we operate through our subsidiaries: venture capital and consulting, and life insurance and annuities. Our principal operating subsidiaries, by business segment and location, are set forth below:

Principal Subsidiaries                           Business Segment                   Location
------------------------------------------       -------------------------          -------------------------
Berkeley International Capital Corporation       Venture capital and consulting     San Francisco, California
Berkeley International Capital Limited           Venture capital and consulting     Guernsey, Channel Islands
London Pacific Assurance Limited                 Life insurance and annuities       Jersey, Channel Islands

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

     After the impact of equity and bond losses in 2001 and 2002 on our operations and capital base, we have not made any further venture capital investments. Our current venture capital strategy is focused on identifying opportunities where we can assist private technology companies to grow their business and in locating investment capital. Our consulting activities are continuing to grow as we add new clients who engage us to assist them with their European and Asian business strategies.

Berkeley International Capital Corporation

     BICC is primarily responsible for our activities in the venture capital and consulting areas. Currently, this involves working with North American technology companies that are looking to grow their businesses or to expand their investor base overseas, primarily in Europe and Japan. We advise on overseas operations and assist in locating partners, customers and investment capital.

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

     Over the past 27 years, BICC arranged over $1.9 billion of placements in the private capital markets. Placements were typically arranged in later stage technology companies, which were near alpha test of their product and needed to scale up their engineering, marketing and sales infrastructure. Within this strategy, BICC has been able to identify many promising young technology companies that have grown in prominence in their fields and gone on to successful public offerings or acquisition transactions. Many of the companies are headquartered in close proximity to BICC's offices which allows for easier access to the companies' management. Most of these companies specialize in telecommunications (both central office and customer premises), data communications, software, semiconductors and knowledge learning. These placements included investments in 3Com, Acuson, Adaptec, Altera, America Online, Atmel, Cadence Design Systems, Cirrus Logic, Cypress Semiconductor, Flextronics, IDT, Linear Technology, LSI Logic, Nellcor, Oracle, PMC Sierra and Packeteer, Inc.

     Of the private technology investments arranged by BICC, one investment, Alacritech, Inc., is currently held by LPAL.

Berkeley International Capital Limited

     BICL, formed in 1988 and based in Guernsey, Channel Islands, previously held principal positions in connection with private equity transactions arranged by its sister company, BICC. Some of these private equity positions became listed equity securities pursuant to IPOs or in connection with the acquisition of the private issuing company by a listed company. As of December 31, 2003, BICL held $3.4 million of such positions in listed equity securities. During 2004, BICL sold all of its listed equity securities.

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

     On July 2, 2002, we announced that LPAL would discontinue writing new policies effective immediately. The decision to discontinue the issuance of policies was made to avoid the increased capital requirements created by additional policyholder liabilities. Subsequent to this announcement, LPAL policy surrenders increased substantially. The number of policyholders fell from 2,603 at June 30, 2002 to 925 at December 31, 2002. The primary financial impact of the high level of surrenders was the reduction in the level of capital required to support the policyholder liabilities. The number of policyholders continued to decline to 75 at December 31, 2006; however, much of the decline during 2003 through 2006 was attributable to policy maturities rather than policy surrenders.

     We have no plans currently for LPAL to write new policies.

     LPAL's strategy for its investment portfolio has been to at least match the level of policyholder liabilities with corporate bonds and cash. At December 31, 2006, policyholder liabilities totaled $3.6 million and the market value of LPAL's corporate bonds, cash and accrued interest totaled $13.6 million. In addition, LPAL's portfolio included private equities valued at $0.8 million at December 31, 2006.

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

     The JFSC sets out the conditions with which LPAL must comply and determines the reporting requirements and the frequency of reporting. These conditions require that: (i) LPAL must hold, at all times, approved assets at least equal to the long-term insurance fund plus the required minimum solvency margin, (ii) the margin of solvency must be the greater of (pound)50,000 or 2.5% of the value of the long-term business fund, and (iii) assets equal to not less than 90% of liabilities must be placed with approved independent custodians. As of December 31, 2006, LPAL met all of these conditions.

     LPAL is also required under the insurance laws to appoint an actuary. The actuary must be qualified as defined under the laws and is required to supervise the long-term insurance fund. No transfers, except in satisfaction of long-term insurance business liabilities, including dividends, are permitted from the long-term insurance fund without written consent from the actuary and prior approval from the JFSC.

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

EMPLOYEES

     As of December 31, 2006, we had 9 employees. The breakdown by business segment is as follows: venture capital and consulting, 4; life insurance and annuities, 2; and corporate, 3.

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


Item 1B.     UNRESOLVED STAFF COMMENTS

     None.


Item 2.    PROPERTIES

     We currently operate from two offices located in Jersey (Channel Islands) and San Francisco, California, consisting of approximately 400 and 3,800 square feet, respectively. We lease both offices. These leases expire in September 2010 and October 2008, respectively. Our life insurance and annuities segment operations, as well as our head office corporate activities, are carried out in the Jersey office. Our venture capital and consulting operations, as well as our U.S. corporate activities, are carried out in the San Francisco office. The Jersey office, at approximately 3,000 square feet, was too large for our current level of business and staffing, and therefore in June 2006, we entered into a sublease agreement for the remaining term of our lease for the entire office space except for approximately 400 square feet through July 2007.

     See Note 11 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further information regarding our leases.


Item 3.    LEGAL PROCEEDINGS

     There are no legal proceedings pending against the Group.


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to our shareholders during the quarter ended December 31, 2006.


                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

     The principal trading market for our Ordinary Shares is the LSE, under the symbol "BEK.L," on which such shares have been listed since February 1985. ADSs, each representing ten Ordinary Shares, are evidenced by ADRs for which The Bank of New York is the Depositary. Our ADSs have traded in the United States from September 1992 through August 1993 on the OTC Bulletin Board, from September 1993 through November 1999 on The Nasdaq Stock MarketSM under the symbol "LPGL," from November 1999 through July 3, 2002 on the New York Stock Exchange ("NYSE") under the symbol "LDP," from July 12, 2002 through June 15, 2003 on the OTC Bulletin Board under the symbol "LDPGY.PK" and since June 16, 2003 on the OTC Bulletin Board under the symbol "BKLYY.PK." As of December 31, 2006, there were 64,439,073 Ordinary Shares outstanding of which 12,901,640, or 20.0%, were represented by 1,290,164 ADSs. ADS holders may exercise their voting rights through the ADR Depositary.

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

     The following table shows, for the quarters indicated, the reported highest and lowest middle market quotations (which represent an average of bid and asked prices) for our Ordinary Shares on the LSE, based on its Daily Official List, and the high and low trade price information of the ADSs as obtained from the OTC Bulletin Board:

                                                                         LSE                    OTC Bulletin Board
                                                                     Pounds Per                    U.S. Dollars
                                                                   Ordinary Share                     Per ADS
                                                               ---------------------         ----------------------
                                                                 High          Low              High          Low
                                                               --------     --------         --------      --------
2005:
First quarter.................................................     0.11         0.09             1.95          1.50
Second quarter................................................     0.10         0.08             1.65          1.40
Third quarter.................................................     0.10         0.07             1.50          1.20
Fourth quarter................................................     0.09         0.06             1.25          0.70

2006:
First quarter.................................................     0.07         0.06             1.10          0.70
Second quarter................................................     0.07         0.06             1.20          0.85
Third quarter.................................................     0.07         0.06             1.06          0.90
Fourth quarter................................................     0.07         0.04             1.14          0.55

Holders

     As of February 28, 2007, we had approximately 1,336 Ordinary shareholders of record and 67 ADS holders of record. Because many Ordinary Shares and ADSs are held by brokers and various institutions on behalf of other holders, we are unable to estimate the total number of beneficial holders represented by these holders of record.

Dividends

     Until 2002, we paid dividends on our Ordinary Shares in every year since we became listed on the LSE in 1985. Dividends on our Ordinary Shares were paid twice a year. In view of our requirement to conserve cash in order to meet the operating needs and growth opportunities of the business, we did not pay an interim or final dividend for 2005 or an interim dividend for 2006. Our Board of Directors will not be recommending a final dividend for the year 2006.

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

TAXATION

     The following summary of certain Jersey and U.S. tax consequences regarding share ownership is based on law and published practice as of February 28, 2007, and is subject to any changes in Jersey and U.S. law or published practice or in the establishment of any double taxation convention between Jersey and the U.S. occurring after that date. The summary is not a complete analysis or listing of all the possible tax consequences and does not address the tax implications for special classes of holders, such as banks, insurance companies and dealers in securities. The summary also does not address U.S. state income tax consequences. Owners of Ordinary Shares and ADSs should consult their own tax advisors as to the tax consequences of such ownership.

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

SHARE PERFORMANCE GRAPH

     The graph presented below compares the yearly change in the Company's cumulative total return on ADRs for the five years ended December 31, 2006, with the cumulative total returns of the S&P 500 Index and the S&P Insurance Index. The comparison assumes $100 was invested on December 31, 2001 in each of the Company ADRs, the stocks included in the S&P 500 Index, and the stocks included in the S&P Insurance Index. It also assumes reinvestment of all dividends.

     This performance graph shall not be deemed "filed" for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, or otherwise subject to the liabilities under that Section, and shall not be deemed to be incorporated by reference into any filing of Berkeley Technology Limited with the Securities and Exchange Commission ("SEC").

                 Comparison of Five-Year Cumulative Total Return



[GRAPH]







                                    ------------ ----------- ----------- ----------- ----------- -----------
                                        2001        2002        2003        2004        2005        2006
----------------------------------- ------------ ----------- ----------- ----------- ----------- -----------
Berkeley Technology Limited          $   100.00   $    1.26   $    6.31   $    4.29   $    1.77   $    1.26
----------------------------------- ------------ ----------- ----------- ----------- ----------- -----------
S&P 500 Index                        $   100.00   $   76.63   $   96.85   $  105.56   $  108.73   $  123.54
----------------------------------- ------------ ----------- ----------- ----------- ----------- -----------
S&P Insurance Index                  $   100.00   $   78.43   $   93.64   $   99.18   $  111.63   $  122.09
----------------------------------- ------------ ----------- ----------- ----------- ----------- -----------

Item 6.    SELECTED FINANCIAL DATA

     The following is a summary of selected financial data for the Group. This data should be read in conjunction with the audited consolidated financial statements, and the notes thereto, presented in Item 8 "Financial Statements and Supplementary Data" of this Form 10-K.

                                                                         Years Ended/As of December 31,
                                                             ---------------------------------------------------------------
                                                                2006         2005         2004         2003        2002 (2)
                                                             -----------  -----------  -----------  -----------  -----------
                                                                      (In thousands, except per share and ADS data)
Operating Results
Revenues from continuing operations, including net realized
   and change in net unrealized investment gains and losses  $     1,943  $     2,093  $    (5,759) $     9,198  $   (33,337)
Income (loss) from continuing operations before income
   taxes................................................          (2,678)      (3,235)     (11,851)       1,047      (54,478)
Income tax expense (benefit) on continuing operations...               5           12          290          (42)       1,291
Income (loss) from continuing operations................          (2,683)      (3,247)     (12,141)       1,005      (55,769)
Income (loss) from discontinued operations..............          (1,000)           -            -        9,965     (154,678)
Income tax expense (benefit) on discontinued operations.               -            -            -           38       (4,943)
Net income (loss).......................................          (3,683)      (3,247)     (12,141)      11,016     (205,504)
Basic earnings (loss) per share:
   Continuing operations................................           (0.05)       (0.06)       (0.24)        0.02        (1.10)
   Discontinued operations..............................           (0.02)           -            -         0.20        (2.95)
                                                             -----------  -----------  -----------  -----------  -----------
Total basic earnings (loss) per share...................           (0.07)       (0.06)       (0.24)        0.22        (4.05)
Diluted earnings (loss) per share:
   Continuing operations................................           (0.05)       (0.06)       (0.24)        0.02        (1.10)
   Discontinued operations..............................           (0.02)           -            -         0.20        (2.95)
                                                             -----------  -----------  -----------  -----------  -----------
Total diluted earnings (loss) per share.................           (0.07)       (0.06)       (0.24)        0.22        (4.05)
Basic earnings (loss) per ADS:
   Continuing operations................................           (0.53)       (0.64)       (2.39)        0.21       (10.99)
   Discontinued operations..............................           (0.20)           -            -         1.96       (29.50)
                                                             -----------  -----------  -----------  -----------  -----------
Total basic earnings (loss) per ADS.....................           (0.73)       (0.64)       (2.39)        2.17       (40.49)
Diluted earnings (loss) per ADS:
   Continuing operations................................           (0.53)       (0.64)       (2.39)        0.21       (10.99)
   Discontinued operations..............................           (0.20)           -            -         1.94       (29.50)
                                                             -----------  -----------  -----------  -----------  -----------
Total diluted earnings (loss) per ADS...................           (0.73)       (0.64)       (2.39)        2.15       (40.49)

Financial Position
Cash and total investments (continuing operations)......          19,567       32,840       43,279       61,944       69,378
Total assets............................................          20,237       33,803       44,707       63,513       80,217
Bank debt...............................................               -            -            -            -        9,314
Guarantees under bank facility..........................               -            -            -            -       10,590
Shareholders' equity....................................          15,923       19,603       22,893       34,897       21,486
Book value per share (1)................................            0.31         0.39         0.45         0.69         0.42
Book value per ADS (1)..................................            3.13         3.85         4.51         6.88         4.23

Ordinary Share and ADS Data
Ordinary Shares outstanding as of December 31...........          64,439       64,439       64,439       64,439       64,439
Weighted-average shares used in:
   Basic earnings per share calculation.................          50,917       50,917       50,754       50,754       50,753
   Diluted earnings per share calculation...............          50,917       50,917       50,754       51,188       50,753
Total dividends per share/ADS relating to the year .....               -            -            -            -            -
Market price per share on December 31...................    (pound)0.053  (pound)0.06  (pound)0.11  (pound)0.14 (pound)0.055
Market price per ADS on December 31.....................     $      0.70  $      0.70  $      1.70  $      2.51  $      0.50
Market capitalization as of December 31.................     $     6,631  $     6,706  $    13,115  $    16,148  $     5,706

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

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

     Income before income taxes for our reportable operating segments, based on management's internal reporting structure, is as follows:

                                                                                             Years Ended December 31,
                                                                                       -------------------------------------
                                                                                           2006        2005         2004
                                                                                       -----------  -----------  -----------
                                                                                                  (In thousands)
Loss from continuing operations before income tax expense
  by operating segment:
Venture capital and consulting ..............................................          $      (403) $      (584) $    (1,365)
Life insurance and annuities ................................................                 (221)        (701)      (8,091)
                                                                                       -----------  -----------  -----------
                                                                                              (624)      (1,285)      (9,456)
Reconciliation of segment amounts to consolidated amounts:
Interest and other fee income................................................                  283          366          125
Corporate expenses...........................................................               (2,336)      (2,312)      (2,415)
Interest expense.............................................................                   (1)          (4)        (105)
                                                                                       -----------  -----------  -----------
Consolidated loss from continuing operations before
  income tax expense.........................................................          $    (2,678) $    (3,235) $   (11,851)
                                                                                       -----------  -----------  -----------
                                                                                       -----------  -----------  -----------

     Business segment data contained in Note 17 to the Consolidated Financial Statements in Item 8 of this Form 10-K should be read in conjunction with this discussion. A detailed discussion of the results for each reportable segment follows.

Venture Capital and Consulting

     Certain information regarding our venture capital and consulting segment's results of operations is as follows:

                                                                                             Years Ended December 31,
                                                                                       -------------------------------------
                                                                                           2006        2005         2004
                                                                                       -----------  -----------  -----------
                                                                                                  (In thousands)
Revenues and net investment gains (losses):
Consulting fees..............................................................          $       705  $       536  $       490
Net realized investment gains ...............................................                    -            -        2,010
Change in net unrealized investment gains and losses on
   trading securities........................................................                   18           (1)      (2,625)
                                                                                       -----------  -----------  -----------
Total revenues and net investment gains (losses).............................                  723          535         (125)

Operating expenses...........................................................                1,126        1,119        1,240
                                                                                       -----------  -----------  -----------
Loss from continuing operations before income tax expense....................          $      (403) $      (584) $    (1,365)
                                                                                       -----------  -----------  -----------
                                                                                       -----------  -----------  -----------

2006 compared to 2005

     In 2006, our venture capital and consulting segment contributed a loss before income taxes of $0.4 million to our overall loss from continuing operations before income taxes, compared to a loss before taxes of $0.6 million in 2005. The losses for both years were attributable to an excess of fixed operating expenses over consulting fee income.

     Consulting fees earned by the venture capital and consulting segment increased from $536,000 in 2005 to $705,000 in 2006, as the number of consulting clients increased during the year. BICC advises Silicon

Valley and other telecommunications equipment companies in dealing with large incumbent European and Japanese telecommunications companies.

     In prior years, this segment's results were significantly impacted by fluctuations in the market value of its portfolio of listed equity securities. As of the end of the third quarter of 2006, all listed equity investments had been sold, and our results will no longer be impact by equity market volatility.

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

Life Insurance and Annuities

     Certain information regarding our life insurance and annuities segment's results of operations is as follows:

                                                                                             Years Ended December 31,
                                                                                       -------------------------------------
                                                                                           2006        2005         2004
                                                                                       -----------  -----------  -----------
                                                                                                  (In thousands)
Revenues and net investment gains (losses):
Investment income............................................................          $       937  $     1,213  $     1,295
Insurance policy charges.....................................................                    2            4            4
Net realized investment gains (losses).......................................                   (2)         (43)       1,273
Change in net unrealized investment gains and losses on
   trading securities........................................................                    -           18       (8,331)
                                                                                       -----------  -----------  -----------
Total revenues and net investment gains (losses).............................                  937        1,192       (5,759)

Expenses:
Amounts credited on insurance policyholder accounts..........................                  468          980        1,358
General and administrative expenses..........................................                  690          913          974
                                                                                       -----------  -----------  -----------
Total expenses...............................................................                1,158        1,893        2,332
                                                                                       -----------  -----------  -----------
Loss from continuing operations before income tax expense....................          $      (221) $      (701) $    (8,091)
                                                                                       -----------  -----------  -----------
                                                                                       -----------  -----------  -----------

     As previously disclosed in our 2002 through 2005 Annual Reports on Form 10-K, on July 2, 2002, we announced that LPAL would discontinue writing new policies effective immediately. The decision to discontinue the issuance of new policies was made to avoid the increased capital requirements created by additional policyholder liabilities. Subsequent to this announcement, LPAL policy surrenders increased substantially. Approximately 98% of LPAL's $140.2 million in policyholder liabilities as of June 30, 2002 have been surrendered or have matured as of December 31, 2006. Policyholder liabilities as of December 31, 2006 were $3.6 million. Almost all of the surrenders since June 30, 2002 occurred in the second half of 2002; most of the decrease in policyholder liabilities since the end of 2002 is attributable to policy maturities.

     LPAL  now  focuses  on  managing  the  remaining   block  of   policyholder
liabilities. There are no plans currently to write new policies.

2006 compared to 2005

     In 2006, LPAL contributed a loss before income taxes of $0.2 million to our overall loss from continuing operations before income taxes, compared to a loss before income taxes of $0.7 million in 2005.

     The spread between investment income and amounts credited to policyholders increased from $0.2 million in 2005 to $0.5 million in 2006, primarily due to increased returns on invested assets resulting from more investments in corporate bonds instead of lower-yielding cash equivalents, and an increasing interest rate environment. Interest and dividend income on investments totaled $0.9 million in 2006, compared with $1.2 million in 2005. This $0.3 million decrease was primarily due to the decline in the level of LPAL's corporate bond investments, which was consistent with the decline in policyholder liabilities since December 31, 2005. Amounts credited on policyholder accounts decreased by $0.5 million in 2006 to $0.5 million, compared to $1.0 million in 2005. This decrease was primarily due to policy maturities since December 31, 2005. The average rate credited to policyholders was 5.1% in 2006, compared with 5.7% in 2005.

     Total invested assets decreased to $14.5 million as of December 31, 2006, compared to $24.7 million as of December 31, 2005, primarily due to policyholder benefits paid of $11.6 million. On total average invested assets in 2006, the average net return, including both realized and unrealized investment gains and losses, was 4.6%, compared with 4.2% in 2005.

     Policyholder liabilities as of December 31, 2006 were $3.6 million of which $3.5 million is scheduled to mature during 2007. LPAL expects to meet these maturities primarily by using the cash balance as of December 31, 2006 of $4.4 million. In the absence of significant redemptions, policyholder liabilities are projected to be approximately $0.1 million at the end of 2007.

     Included in general and administrative expenses for 2005 are $0.3 million of employee severance costs. In order to reduce operating costs and to conserve cash, and in light of the decrease in the size of LPAL's operations, LPAL reduced its staff in January 2005. Excluding the $0.3 million of employee severance costs, general and administrative expenses for 2005 were $0.6 million, compared with $0.7 million for 2006. This $0.1 million increase was primarily due to the partial allocation of corporate insurance expense to this segment since the fourth quarter of 2005.

     Subsequent to December 31, 2006, LPAL received a $1.2 million payment representing a partial distribution resulting from the settlements achieved in the WorldCom, Inc. securities litigation. LPAL held certain WorldCom, Inc. publicly traded bonds which it sold at a loss in 2002. The $1.2 million payment will be recognized in the first quarter of 2007 in our consolidated statement of operations as a realized gain, which reverses part of the realized loss recorded in 2002. LPAL expects to receive an additional $0.4 million as a final distribution later in 2007.

2005 compared to 2004

     In 2005, LPAL contributed a loss before income taxes of $0.7 million to our overall loss from continuing operations before income taxes, compared to a loss before income taxes of $8.1 million in 2004.

     The spread between investment income and amounts credited to policyholders increased from negative $63,000 in 2004 to positive $233,000 in 2005, primarily due to increased returns on invested assets resulting from more investments in corporate bonds instead of lower-yielding cash equivalents, and an increasing interest rate environment. Interest and dividend income on investments totaled $1.2 million in 2005, compared with $1.3 million in 2004. This $0.1 million decrease was primarily due to the decline in the level of LPAL's corporate bond investments, which was consistent with the decline in policyholder liabilities since December 31, 2004. Amounts credited on policyholder accounts decreased by $0.4 million in 2005 to $1.0 million, compared to $1.4 million in 2004. This decrease was primarily due to policy maturities since December 31, 2004. The average rate credited to policyholders was 5.7% in 2005, compared with 5.6% in 2004.

     Net investment losses totaled $25,000 in 2005, compared with net investment losses of $7.1 million in 2004. During 2004, LPAL held significant levels of listed equity securities, causing LPAL's results to be impacted by equity market volatility. By the end of January 2005, LPAL sold all of its listed equity securities and as such, LPAL's equity market risk was reduced significantly.

     Total invested assets decreased to $24.7 million as of December 31, 2005, compared to $33.1 million as of December 31, 2004, primarily due to policyholder benefits paid of $6.7 million. On total average invested assets in 2005, the average net return, including both realized and unrealized investment gains and losses, was 4.2%, compared with -15.3% in 2004.

     Included in general and administrative expenses for 2005 are $0.3 million of employee severance costs. In order to reduce operating costs and to conserve cash, and in light of the decrease in the size of LPAL's operations, LPAL reduced its staff in January 2005. Excluding the $0.3 million of employee severance costs, general and administrative expenses for 2005 were $0.6 million, compared with $1.0 million for 2004. This $0.4 million decrease was primarily due to lower staff costs.

Corporate and Other

2006 compared to 2005

     Corporate expenses remained level in 2006 compared to 2005, at $2.3 million. Lower corporate insurance costs (due to their partial allocation to the life insurance and annuities segment from the fourth quarter of 2005) and a $0.1 million reduction in legal expenses associated with the legal proceedings (which terminated during 2006) as described in Note 4 "Cash Held in Escrow" to the Consolidated Financial Statements in Item 8 of this Form 10-K, were offset by $0.2 million of losses associated with the sublease of our Jersey office and $58,000 of SFAS 123R compensation expense.

2005 compared to 2004

     Corporate expenses decreased by $0.1 million to $2.3 million in 2005, as compared to $2.4 million for 2004. This decrease was primarily due to lower staff costs, facilities expense, professional services fees, shareholder reporting costs and corporate insurance costs, which were partially offset by legal fees associated with the legal proceedings (which terminated during 2006) described in Note 4 "Cash Held in Escrow" to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Consolidated Loss from Continuing Operations Before Income Taxes

2006 compared to 2005

     Our consolidated loss from continuing operations before income tax expense was $2.7 million in 2006, compared to a loss of $3.2 million in 2005. This lower loss of $0.5 million was due primarily to a decline in operating expenses of $0.2 million (primarily lower legal expenses as discussed above), an increase in consulting fee income of $0.2 million, and an increase in the spread between investment income and amounts credited to policyholders of $0.15 million.

     Due to the sale of all of our listed equity securities (most were sold in 2004), our results are no longer impacted by equity market volatility.

     We continue to pursue opportunities to grow the business in the future, however, there is no guarantee that we will be successful in redeveloping our venture capital and consulting operations.

2005 compared to 2004

     Our consolidated loss from continuing operations before income taxes was $3.2 million in 2005, compared to a loss of $11.9 million in 2004. This change was primarily due to net realized and unrealized investment losses of only $26,000 in 2005, compared to net realized and unrealized investment losses of $7.7 million in 2004. During 2004, we held significant levels of listed equity securities and our results were significantly impacted by equity market volatility.

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

2006 compared to 2005 (continuing operations)

     The $5,000 tax expense for 2006 is comprised of our minimum California taxes. Other than these taxes, no other tax expense or benefits are applicable to our Group for this period. While losses were contributed by our Jersey and Guernsey operations, we did not recognize any tax benefits due to the uncertainty surrounding their recovery before expiry. Losses were also contributed by our U.S subsidiaries during 2006; we did not recognize any U.S. tax benefits due to the 100% valuation allowances that we have provided for all deferred tax assets.

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

Discontinued Operations

     The $1.0 million loss on discontinued operations recorded in 2006 resulted from the write-off of the $1.0 million of cash held in escrow which was part of the proceeds from the sale of London Pacific Advisors in June 2003 held back to cover any of the Group's indemnity obligations. For further information see Note 4 "Cash Held in Escrow" to the Consolidated Financial Statements in Item 8 of this Form 10-K.

     While the $1.0 million loss on discontinued operations in 2006 was attributable to one of our U.S subsidiaries, we did not recognize any U.S. tax benefits due to the 100% valuation allowances that we have provided for all deferred tax assets.


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

     We hold investments in privately held equity securities, primarily convertible preferred stock in venture capital companies doing business in various segments of technology industries. Venture capital investing entails making investments in companies that are developing products or services for large emerging markets with the belief that these investments will yield superior returns if these companies are successful. These investments are normally held for a number of years. When we make these investments, most of the companies are still developing the products they intend to bring to market or are in the early stages of product sales. Venture capital financed companies are net consumers of cash and often dependent upon additional financing to execute their business plans. These investments involve substantial risk and the companies generally lack meaningful historical financial results used in traditional valuation models. The process of pricing these securities range from fierce competitive bidding between financial institutions to existing investors negotiating prices with the company without outside investor validation. Investments in convertible preferred stock come with rights that vary dramatically both from company to company and between rounds of financing within the same company. These rights, such as anti-dilution, redemption, liquidation preferences and participation, bear directly on the price an investor is willing to pay for a security. The returns on these investments are generally realized through an initial public offering of the company's shares or, more commonly, through the company's acquisition by a public company.

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

     We determine that a fixed maturity security is impaired when it is probable that we will not be able to collect amounts due (principal and interest) according to the security's contractual terms. We make this determination by considering all available facts and circumstances, including our intent and ability to continue to hold the investment to maturity. The factors we consider include: (i) the length of time and extent to which the market values have been below amortized cost and the reasons for the decline, (ii) the issuer's recent financial performance and condition, earnings trends and future prospects in the near to mid-term, (iii)changes in the issuer's debt rating and/or regulatory actions or other events that may effect the issuer's operations, (iv) the market condition of either the issuer's geographic area or industry as a whole, and (v) factors that raise doubt about the issuer's ability to continue as a going concern. If the evidence supports that a decline in fair value is other-than-temporary, then the fixed maturity security is written down to its quoted market value, if such a value is available. If a readily determinable fair value does not exist, then the fixed maturity security is written down to management's estimate of its fair value, which is based on the valuation methodologies described above. Write-downs are recorded as realized losses and included in earnings.

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


LIQUIDITY AND CAPITAL RESOURCES

     Our cash and cash equivalents decreased during 2006 by $3.3 million from $10.0 million as of December 31, 2005 to $6.7 million as of December 31, 2006. This decrease in cash and cash equivalents primarily resulted from $11.6 million and $1.4 million of cash used in financing activities and operating activities, respectively, partially offset by $9.2 million of cash provided by investing activities. Cash used in financing activities related to insurance policyholder benefits paid by LPAL. Cash used in operating activities primarily resulted from the $2.7 million operating loss for 2006, partially offset by a decrease in accrued investment income and the sale of trading securities. Cash provided by investing activities primarily related to the maturity of fixed maturity securities by the LPAL and the Group, partially offset by the purchase of fixed maturity securities held by LPAL and the Group. As of December 31, 2006, our cash and cash equivalents, excluding the amount held by LPAL, amounted to $2.35 million, an increase of $1.8 million from December 31, 2005. We reinvested $3.0 million of the $7.0 million proceeds from the corporate bonds that matured in early 2006 and received $0.1 million from the sale of our remaining listed equities. The $3.0 million in corporate bonds will mature on or before June 26, 2007.

     The $4.4 million of cash and cash equivalents held by LPAL, as well as the $9.8 million of investments held by LPAL, are not currently available to fund the operations or commitments of the Company or its other subsidiaries.

     Shareholders' equity decreased during 2006 by $3.7 million from $19.6 million at December 31, 2005 to $15.9 million as of December 31, 2006, primarily due to the net loss for the period of $3.7 million. As of December 31, 2006 and 2005, $62.6 million of our Ordinary Shares, at cost, held by the employee benefit trusts have been netted against shareholders' equity.

     As discussed above in "Results of Operations by Business Segment - Life Insurance and Annuities," LPAL discontinued issuing new policies in July 2002. During 2006, LPAL continued to service its existing policyholders. During this period, policy surrenders totaled $0.2 million and policy maturities totaled $11.4 million. Policyholder liabilities were $3.6 million as of December 31, 2006, compared to $13.6 million as of December 31, 2005. We do not expect significant surrender activity during 2007; however, all but the remaining seven-year policies, approximately $3.5 million of policyholder liabilities, are scheduled to mature during this period. LPAL has sufficient liquid resources to fund these maturities. As of December 31, 2006, LPAL had cash of $4.4 million, accrued interest receivable of $0.2 million and corporate bonds of $9.0 million. In addition, as discussed above in the Results of Operations section for the life insurance and annuities segment, in January 2007, LPAL received a $1.2 million payment representing a partial distribution resulting from the settlements achieved in the WorldCom, Inc. securities litigation. LPAL expects to receive an additional $0.4 million as a final distribution later in 2007.

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

     As of December 31, 2006, we had no bank borrowings, guarantee obligations, material commitments outstanding for capital expenditures or additional funding for private equity portfolio companies.

     As of December 31, 2006, we had $2.35 million of cash and cash equivalents and $3.0 million in short-term bonds, excluding cash and bonds held by our life insurance and annuities segment. We believe that this cash balance and the proceeds in 2007 from our bond maturities are sufficient to fund our operations (venture capital and consulting and corporate activities) over at least the next 12 months.

     In order to reduce operating costs and to conserve cash, and in light of the decrease in the size and complexity of our continuing operations, we reduced our staffing levels in early 2005. After the payment of all related employee severance costs in 2005, the impact of the staff cost reductions is now being fully realized. We implemented other cost reductions during 2005, and in 2006, we implemented the sublease of our Jersey office space for the remainder of our lease term, effective from June 2006.


CONTRACTUAL OBLIGATIONS AND CONTINGENT LIABILITIES AND COMMITMENTS

     The following table aggregates our expected contractual obligations and commitments subsequent to December 31, 2006.

                                                                 2008 -        2010 -
Contractual obligations (1)                           2007       2009          2011        Total
-------------------------------------             ----------- -----------  -----------  -----------
                                                                     (In thousands)

Deferred annuity policy maturities...........          $3,260       $ 149     $      -       $3,409
Capital lease commitments....................               -           -            -            -
Operating lease commitments (2)..............             285         390           66          741
                                                  ----------- -----------  -----------  -----------
Total contractual cash obligations...........          $3,545       $ 539       $   66       $4,150
                                                  ----------- -----------  -----------  -----------
                                                  ----------- -----------  -----------  -----------

(1) Does not include other commitments for the purchase of goods and services which in the aggregate are immaterial.

(2) Includes commitments related to our Jersey office lease which expires in September 2010. We entered into a sublease of our Jersey office during 2006. Expected future sublease income from 2007 through 2010 is $296,000. A liability of
    $158,000 remains recorded on our consolidated balance sheet as of December 31, 2006, representing the loss on the sublease from 2007 through 2010.

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

     Interest income earned on excess cash and cash equivalents in LPAL and in the remainder of the Group is expected to be approximately $0.6 million during 2007, therefore movements in market interest rates should not have a material impact on our consolidated results.

Equity Price Risk

     In prior years, we held levels of listed equity securities which exposed us to significant equity price risk and resulting volatility in our reported earnings. By the end of September 2006, we had sold all of our listed equity holdings and thus we are no longer exposed to equity price risk on listed equity securities.

     As of December 31, 2006, we held $0.8 million in private corporate equity securities of technology companies for which liquid markets do not exist. Private equity prices do not fluctuate directly with public equity markets, but significant market movements may trigger a review for other-than-temporary adjustment of the carrying values of our private equity securities. The risks inherent in these private equity investments relate primarily to the viability of the investee companies. We try to mitigate these risks in various ways, including performing extensive due diligence prior to making an investment, and regularly reviewing the progress of the investee companies.

     For additional information relating to our financial risk profile, see Note 12 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                             Page

Report of Independent Registered Public Accounting Firm.....................................................  22

Consolidated Balance Sheets as of December 31, 2006 and 2005................................................  23

Consolidated Statements of Operations for the Years Ended
  December 31, 2006, 2005 and 2004..........................................................................  24

Consolidated Statements of Cash Flows for the Years Ended
  December 31, 2006, 2005 and 2004..........................................................................  25

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
  December 31, 2006, 2005 and 2004..........................................................................  27

Consolidated Statements of Comprehensive Income for the Years Ended
  December 31, 2006, 2005 and 2004..........................................................................  28

Notes to Consolidated Financial Statements..................................................................  29


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Shareholders of
Berkeley Technology Limited
Jersey, Channel Islands


     We have audited the accompanying consolidated balance sheets of Berkeley Technology Limited (the "Company") as of December 31, 2006 and 2005 and the related consolidated statements of operations, cash flows, changes in shareholders' equity and comprehensive income for each of the three years in the period ended December 31, 2006. We have also audited the schedules on pages 62 to 67 in Item 15 (the "Schedules"). These financial statements and the Schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the Schedules based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Berkeley Technology Limited at December 31, 2006 and 2005, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2006, in conformity with accounting principles generally accepted in the United States of America.

     As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment."


     Also, in our opinion, the Schedules present fairly in all material respects, the information set forth therein.



/s/  BDO Seidman, LLP
San Francisco, California
March 20, 2007

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                            December 31,
                                                                                       ------------------------
                                                                                          2006          2005
                                                                                       -----------  -----------
                                            ASSETS

Investments (principally of life insurance subsidiary):
   Fixed maturities:
     Available-for-sale, at fair value (amortized cost: $9,021 and $13,809
       as of December 31, 2006 and 2005, respectively)............................     $     9,007  $    13,829
     Held-to-maturity, at amortized cost (fair value: $3,004 and $6,982 as of
       December 31, 2006 and 2005, respectively)..................................           3,009        7,011
   Equity securities:
     Trading, at fair value (cost: $0 and $102 as of December 31,
       2006 and 2005, respectively)...............................................               -           84
     Available-for-sale, at estimated fair value (cost: $844 and $850 as of
       December 31, 2006 and 2005, respectively)..................................             844          850
                                                                                       -----------  -----------
Total investments.................................................................          12,860(1)    21,774

Cash and cash equivalents.........................................................           6,707(1)    10,039
Cash held in escrow...............................................................               -        1,027
Accrued investment income.........................................................             304          609
Property and equipment, net.......................................................              17           43
Other assets......................................................................             349          311
                                                                                       -----------  -----------
Total assets......................................................................     $    20,237  $    33,803
                                                                                       -----------  -----------
                                                                                       -----------  -----------
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
Life insurance policy liabilities.................................................     $     3,640  $    13,573
Accounts payable and accruals.....................................................             674          627
                                                                                       -----------  -----------
Total liabilities.................................................................           4,314       14,200
                                                                                       -----------  -----------
Commitments and contingencies (See Note 11)

Shareholders' equity:
Ordinary shares, $0.05 par value per share: 86,400,000 shares authorized;
   64,439,073 shares issued and outstanding as of December 31, 2006
   and 2005.......................................................................           3,222        3,222
Additional paid-in capital........................................................          67,718       67,660
Retained earnings.................................................................           7,999       11,682
Employee benefit trusts, at cost (13,522,381 shares as of
   December 31, 2006 and 2005)....................................................         (62,598)     (62,598)
Accumulated other comprehensive loss..............................................            (418)        (363)
                                                                                       -----------  -----------
Total shareholders' equity........................................................          15,923       19,603
                                                                                       -----------  -----------
Total liabilities and shareholders' equity........................................     $    20,237  $    33,803
                                                                                       -----------  -----------
                                                                                       -----------  -----------

(1) Includes $9,851 of investments and $4,354 of cash and cash equivalents in the Company's insurance subsidiary
    (London Pacific Assurance Limited ("LPAL")) which are not currently available to fund the operations or commitments of the Company or its other subsidiaries.

           See accompanying Notes which are an integral part of these
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share and ADS amounts)

                                                                                              Years Ended December 31,
                                                                                       -------------------------------------
                                                                                          2006         2005         2004
                                                                                       -----------  -----------  -----------
Continuing operations:

Revenues:
Investment income............................................................          $     1,203  $     1,562  $     1,397
Insurance policy charges.....................................................                    2            4            4
Consulting and other fee income..............................................                  722          553          513
Net realized investment gains (losses).......................................                   (2)         (43)       4,700
Change in net unrealized investment gains and losses on trading
   securities................................................................                   18           17      (12,373)
                                                                                       -----------  -----------  -----------
                                                                                             1,943        2,093       (5,759)
Expenses:
Amounts credited on insurance policyholder accounts..........................                  468          980        1,358
Operating expenses...........................................................                4,152        4,344        4,629
Interest expense.............................................................                    1            4          105
                                                                                       -----------  -----------  -----------
                                                                                             4,621        5,328        6,092
                                                                                       -----------  -----------  -----------
Loss from continuing operations before income tax expense....................               (2,678)      (3,235)     (11,851)

Income tax expense ..........................................................                    5           12          290
                                                                                       -----------  -----------  -----------
Loss from continuing operations..............................................               (2,683)      (3,247)     (12,141)


Discontinued operations:
Loss on disposal of discontinued operations, net of income
   tax expense of $0.........................................................               (1,000)           -            -
                                                                                       -----------  -----------  -----------
Loss on discontinued operations..............................................               (1,000)           -            -
                                                                                       -----------  -----------  -----------
Net loss.....................................................................          $    (3,683) $    (3,247) $   (12,141)
                                                                                       -----------  -----------  -----------
                                                                                       -----------  -----------  -----------


Basic and diluted loss per share and ADS:

Basic and diluted loss per share:
Continuing operations........................................................          $     (0.05) $     (0.06) $     (0.24)
Discontinued operations......................................................                (0.02)           -            -
                                                                                       -----------  -----------  -----------
                                                                                       $     (0.07) $     (0.06) $     (0.24)
                                                                                       -----------  -----------  -----------
                                                                                       -----------  -----------  -----------
Basic and diluted loss per ADS:
Continuing operations........................................................          $     (0.53) $     (0.64) $     (2.39)
Discontinued operations......................................................                (0.20)           -            -
                                                                                       -----------  -----------  -----------
                                                                                       $     (0.73) $     (0.64) $     (2.39)
                                                                                       -----------  -----------  -----------
                                                                                       -----------  -----------  -----------

           See accompanying Notes which are an integral part of these
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                              Years Ended December 31,
                                                                                       -------------------------------------
                                                                                           2006        2005         2004
                                                                                       -----------  -----------  -----------
Net loss.....................................................................          $    (3,683) $    (3,247) $   (12,141)

Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
Depreciation and amortization................................................                   32           36           53
Amounts credited on insurance policyholder accounts..........................                  468          980        1,358
Net realized investment losses (gains).......................................                    2           43       (4,700)
Loss on forfeiture of escrow.................................................                1,000            -            -
Change in net unrealized investment gains and losses
   on trading securities.....................................................                  (18)         (17)      12,373
Net amortization of investment premiums and discounts........................                  185          656          572
Share based compensation.....................................................                   58            -            -

Net changes in operating assets and liabilities:
   Trading equity securities.................................................                  108          441       12,009
   Accrued investment income ................................................                  305          128          189
   Other assets..............................................................                  (37)         310         (112)
   Life insurance policy liabilities.........................................                   (2)          (4)          (4)
   Accounts payable, accruals and other liabilities..........................                  168          193          174
   Income taxes payable......................................................                    -            7           17

Other operating cash flows...................................................                   25          (22)          (6)
                                                                                       -----------  -----------  -----------
Net cash provided by (used in) operating activities..........................               (1,389)        (496)       9,782
                                                                                       -----------  -----------  -----------
Cash flows from investing activities:
Purchases of held-to-maturity fixed maturity securities......................               (3,036)      (8,510)           -
Purchases of available-for-sale fixed maturity securities....................               (9,082)      (5,121)           -
Purchases of available-for-sale equity securities............................                    -            -          (15)
Proceeds from maturity of held-to-maturity fixed maturity securities.........                7,000        1,350            -
Proceeds from sale and maturity of available-for-sale fixed
   maturity securities.......................................................               14,364       10,611        5,060
Proceeds from sale of available-for-sale equity securities...................                    -            -           75
Capital expenditures.........................................................                   (7)          (9)          (5)
                                                                                       -----------  -----------  -----------
Net cash provided by (used in) investing activities .........................                9,239       (1,679)       5,115
                                                                                       -----------  -----------  -----------







           See accompanying Notes which are an integral part of these
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                                 (In thousands)

                                                                                              Years Ended December 31,
                                                                                       -------------------------------------
                                                                                           2006        2005         2004
                                                                                       -----------  -----------  -----------

Cash flows from financing activities:
Insurance policyholder benefits paid.........................................              (11,625)      (6,749)      (9,824)
Proceeds from disposal of shares by the employee benefit trusts..............                    -           18            -
                                                                                       -----------  -----------  -----------
Net cash used in financing activities........................................              (11,625)      (6,731)      (9,824)
                                                                                       -----------  -----------  -----------

Net increase (decrease) in cash and cash equivalents.........................               (3,775)      (8,906)       5,073
Cash and cash equivalents at beginning of year ..............................               10,039       19,495       14,408
Foreign currency translation adjustment......................................                  443         (550)          14
                                                                                       -----------  -----------  -----------
Cash and cash equivalents at end of year (1), (2)............................          $     6,707  $    10,039  $    19,495
                                                                                       -----------  -----------  -----------
                                                                                       -----------  -----------  -----------


Supplemental disclosure of cash flow information:

Cash paid during the year for:
Interest.....................................................................          $         -  $         4  $       105
Income taxes (net of amounts recovered)......................................          $         5  $         5  $       274

Supplemental disclosure of non-cash investing activities:
Exchange of available-for-sale equity securities for trading equity
   securities................................................................          $         -  $         -  $        98



(1)   The amount for December 31, 2006 includes $4,354 in the Company's insurance subsidiary (LPAL) which is not currently available to fund the operations or commitments of the Company or its other subsidiaries.

(2)   Does not include $1,027 of cash held in escrow as of December 31, 2005.




           See accompanying Notes which are an integral part of these
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                (In thousands, except per share and ADS amounts)

                                                                                             Accumulated
                                                                                                Other
                                    Ordinary Shares      Additional               Employee     Compre-       Total
                                 ----------------------   Paid-in     Retained    Benefit      hensive   Shareholders'
                                   Number      Amount     Capital     Earnings     Trusts       Loss        Equity
                               ---------------------------------------------------------------------------------------

Balance as of January 1, 2004        64,439  $    3,222  $   68,615  $   27,070  $  (63,571) $      (439) $   34,897

Net loss........................          -           -           -     (12,141)          -            -     (12,141)
Change in net unrealized
   gains and losses on
   available-for-sale securities          -           -           -           -           -           46          46
Foreign currency translation
   adjustment...................          -           -           -           -           -           91          91
                                 ----------  ----------  ----------  ----------  ----------  -----------  ----------
Balance as of
   December 31, 2004............     64,439  $    3,222  $   68,615  $   14,929  $  (63,571) $      (302) $   22,893
                                 ----------  ----------  ----------  ----------  ----------  -----------  ----------
                                 ----------  ----------  ----------  ----------  ----------  -----------  ----------



Net loss........................          -  $        -  $        -  $   (3,247) $        -  $         -  $   (3,247)
Change in net unrealized
   gains and losses on
   available-for-sale securities          -           -           -           -           -          (16)        (16)
Foreign currency translation
   adjustment...................          -           -           -           -           -          (45)        (45)
Exercise of employee share
   options, including income
   tax effect...................          -           -        (955)          -         973            -          18
                                 ----------  ----------  ----------  ----------  ----------  -----------  ----------
Balance as of
   December 31, 2005............     64,439  $    3,222  $   67,660  $   11,682  $  (62,598) $      (363) $   19,603
                                 ----------  ----------  ----------  ----------  ----------  -----------  ----------
                                 ----------  ----------  ----------  ----------  ----------  -----------  ----------



Net loss........................          -  $        -  $        -  $   (3,683) $        -  $         -  $   (3,683)
Change in net unrealized
   gains and losses on
   available-for-sale securities          -           -           -           -           -          (34)        (34)
Foreign currency translation
   adjustment...................          -           -           -           -           -          (21)        (21)
Share based compensation........          -           -          58           -           -            -          58
                                 ----------  ----------  ----------  ----------  ----------  -----------  ----------
Balance as of
   December 31, 2006............     64,439  $    3,222  $   67,718  $    7,999  $  (62,598) $      (418) $   15,923
                                 ----------  ----------  ----------  ----------  ----------  -----------  ----------
                                 ----------  ----------  ----------  ----------  ----------  -----------  ----------


           See accompanying Notes which are an integral part of these
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                                                            Years Ended December 31,
                                                                                       -------------------------------------
                                                                                          2006         2005         2004
                                                                                       -----------  -----------  -----------

Net loss.....................................................................          $    (3,683) $    (3,247) $   (12,141)

Other comprehensive income (loss), net of deferred income taxes:

Foreign currency translation adjustments, net of income taxes of $0..........                  (21)         (45)          91

Change in net unrealized gains and losses:
   Unrealized holding gains and losses on available-for-sale securities......                  (14)         (44)          64
   Reclassification adjustment for gains and losses included in
     net loss................................................................                  (20)          28          (18)
   Deferred income taxes.....................................................                    -            -            -
                                                                                       -----------  -----------  -----------
Other comprehensive income (loss)............................................                  (55)         (61)         137
                                                                                       -----------  -----------  -----------
Comprehensive loss...........................................................          $    (3,738) $    (3,308) $   (12,004)
                                                                                       -----------  -----------  -----------
                                                                                       -----------  -----------  -----------



           See accompanying Notes which are an integral part of these
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2006

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

     The Company adopted SFAS 123R using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123R. In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123R.

     In November 2005, the Financial Accounting Standards Board ("FASB") issued Staff Position No. FAS 123(R)-3 ("FSP 123R-3"), "Transition Election Related to Accounting for the Tax Effects of Share-Based Payments." The Company has elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of share based compensation under SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of share based compensation, and for determining the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of share based compensation awards that are outstanding upon adoption of SFAS 123R.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

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

     Share based compensation expense recognized in the Company's consolidated statement of operations for the year ended December 31, 2006 includes compensation expense for share options granted prior to, but not yet vested as of December 31, 2005, based on the fair value estimated as of the date of grant in accordance with the provisions of SFAS 123R. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share based compensation expense calculated in accordance with SFAS 123R is to be based on awards ultimately expected to vest, and therefore the expense should be reduced for estimated forfeitures. The Company's estimated forfeiture rate for the year ended December 31, 2006 of zero percent is based upon the short remaining vesting periods of the option grants (only one option grant is not fully vested at the end of 2006) and because all of the unvested options relate to longstanding employees. In the Company's pro forma information required to be disclosed under SFAS 123 for the periods prior to 2006, the Company accounted for forfeitures as they occurred.

     SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company's loss position, and as the Company had no tax deductions related to share option exercises, there were no such tax benefits during the year ended December 31, 2006. Prior to the adoption of SFAS 123R, those tax benefits would have been reported as operating cash flows had the Company received any tax benefits related to share option exercises.

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

Valuation and expense information under SFAS 123R

     The estimated fair value of share option compensation awards to employees, as calculated using the Black-Scholes option pricing model as of the date of grant, is amortized using the straight-line method over the vesting period of the options. For the year ended December 31, 2006, compensation expense related to employee share options under SFAS 123R totaled $58,000, and is included in operating expenses in the accompanying statement of operations.

     The table below reflects the proforma net loss and basic and diluted loss per share and ADS for the years ended December 31, 2005 and 2004:

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                                                                                       Pro Forma Results Under
                                                                                           SFAS 123 for the
                                                                                       Years Ended December 31,
                                                                                       ------------------------
                                                                                          2005         2004
                                                                                       -----------  -----------
                                                                                      (In thousands, except per
                                                                                        share and ADS amounts)

Net loss as reported for the prior period (1)................................          $    (3,247) $   (12,141)
Share based compensation expense related to employee
   share options (2).........................................................                  (39)        (190)
                                                                                       -----------  -----------
Net loss, including the effect of share based compensation expense (3).......          $    (3,286) $   (12,331)
                                                                                       -----------  -----------
                                                                                       -----------  -----------


Basic and diluted loss per share, as reported for the prior period (1).......                (0.06)       (0.24)
Basic and diluted loss per share, including the effect of
  share based compensation...................................................                (0.06)       (0.24)
Basic and diluted loss per ADS, as reported for the prior period (1).........                (0.64)       (2.39)
Basic and diluted loss per ADS, including the effect of
  share based compensation...................................................                (0.65)       (2.43)

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



     During 2006, there were no option grants, exercises or forfeitures. During 2006, 1,060,000 options expired and 653,750 options vested. At December 31, 2006, there were 5,225,000 options outstanding with a weighted average exercise price of $2.59. Of these options, 4,475,000 were exercisable at December 31, 2006, and these have a weighted average exercise price of $3.00. The remaining 750,000 options were unvested at December 31, 2006. These unvested options have a weighted average exercise price of $0.15. As of December 31, 2006, total unrecognized compensation expense related to unvested share options was $36,000, which is expected to be recognized ratably over 2007, 2008 and the first half of 2009.

     During the three year period ended December 31, 2006, only one option grant was made in the second quarter of 2005. The 1,000,000 options granted in May 2005 were valued using the Black-Scholes option pricing model with the following assumptions: expected share price volatility of 34%, risk-free interest rate of 3.89%, weighted average expected life of 6.25 years and expected dividend yield of zero percent. These options were granted at an exercise price equal to the market price of the shares, or $61,500.

     For additional information relating to the Company's employee share options, see Note 13 "Share Incentive Plans" below.

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

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Recently Issued Accounting Pronouncements

     Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 154 ("SFAS 154"), "Accounting Changes and Error Corrections, a replacement of APB Opinion No. 20 and FASB Statement No. 3." The statement requires retrospective application to prior periods' financial statements for a voluntary change in accounting principle unless it is deemed impracticable. It also requires that a change in the method of depreciation, amortization, or depletion for long-lived, non-financial assets be accounted for as a change in accounting estimate rather than a change in accounting principle. The adoption of SFAS 154 did not have any impact on the Company's consolidated financial statements.

     In September 2005, the American Institute of Certified Public Accountants issued Statement of Position 05-1 ("SOP 05-1"), "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts." SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Under SOP 05-1, modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. A replacement contract that is substantially changed will be accounted for as an extinguishment of the replaced contract resulting in a release of unamortized deferred acquisition costs, unearned revenue and deferred sales inducements associated with the replaced contract. The guidance in SOP 05-1 will be applied prospectively and is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. Because the Company is not replacing insurance policies, the Company's management does not expect any impact on the Company's consolidated financial statements.

     In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes - an Interpretation of FASB Statement No. 109." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company's management does not expect the adoption of FIN 48 to have a material effect on its consolidated financial statements.

     In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), "Fair Value Measurements," which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. Earlier adoption is permitted, provided the company has not yet issued financial statements, including for interim periods, for that fiscal year. The Company's management is currently evaluating the impact of SFAS 157, but does not expect the adoption of SFAS 157 to have a material impact on its consolidated financial position, results of operations or cash flows.

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB 99, "Materiality," when evaluating the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The adoption of SAB 108 did not have any impact on the Company's consolidated financial statements.

     In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No 115." SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted, provided the company also elects to apply the provisions of SFAS 157. The Company's management is currently evaluating the impact of SFAS 159, but does not expect the adoption of SFAS 159 to have a material impact on its consolidated financial position, results of operations or cash flows.

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


Note 2.   Discontinued Operations

     The $1.0 million loss on discontinued operations recorded in 2006 resulted from the write-off of the $1.0 million of cash held in escrow which was part of the proceeds from the sale of London Pacific Advisors ("LPA") in June 2003 held back to cover any of the Group's indemnity obligations. See Note 4 "Cash Held in Escrow" below for further information.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Note 3.    Investments

Summary Cost and Fair Value Information

Fixed Maturity Securities

     An analysis of fixed maturity securities is as follows:


                                                                           December 31,
                                 ----------------------------------------------------------------------------------------------
                                                      2006                                            2005
                                 ----------------------------------------------  ----------------------------------------------
                                               Gross       Gross     Estimated                  Gross       Gross    Estimated
                                 Amortized   Unrealized  Unrealized     Fair     Amortized   Unrealized  Unrealized     Fair
                                    Cost       Gains       Losses      Value        Cost       Gains       Losses      Value
                                 ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                                                         (In thousands)
Available-for-Sale:
Non-U.S. corporate
   debt securities.........      $    4,017  $        -  $       (6) $    4,011  $    8,500  $       38  $        -  $    8,538
Corporate debt securities..           5,004           -          (8)      4,996       5,309           -         (18)      5,291
                                 ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                      9,021           -         (14)      9,007      13,809          38         (18)     13,829
                                 ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Held-to-Maturity:
Corporate debt securities..           3,009           -          (5)      3,004       7,011           -         (29)      6,982
                                 ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                      3,009           -          (5)      3,004       7,011           -         (29)      6,982
                                 ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Total fixed maturity securities  $   12,030  $        -  $      (19) $   12,011  $   20,820  $       38  $      (47) $   20,811
                                 ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                 ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------

     As of December 31, 2006, there were no non-income producing fixed maturity securities for the twelve months preceding December 31, 2006.

Contractual Maturities

     The amortized cost and estimated fair value of fixed maturity securities as of December 31, 2005 by contractual maturity, are shown below. Expected maturities may differ from contractual maturities as certain issuers have the right to call and certain borrowers have the right to prepay obligations without penalty.


                                                           Available-for-Sale       Held-to-Maturity
                                                         ----------------------  ----------------------
                                                                     Estimated               Estimated
                                                         Amortized      Fair     Amortized      Fair
                                                            Cost       Value        Cost        Value
                                                         ----------  ----------  ----------  ----------
                                                                        (In thousands)

Due in one year or less.............................     $    9,021  $    9,007  $    3,009  $    3,004
Due after one year through five years...............              -           -           -           -
                                                         ----------  ----------  ----------  ----------
                                                         $    9,021  $    9,007  $    3,009  $    3,004
                                                         ----------  ----------  ----------  ----------
                                                         ----------  ----------  ----------  ----------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Equity Securities

     Equity   securities  are  comprised  of   available-for-sale   and  trading
securities. An analysis of equity securities is as follows:

                                                                           December 31,
                                 ----------------------------------------------------------------------------------------------
                                                      2006                                            2005
                                 ----------------------------------------------  ----------------------------------------------
                                               Gross       Gross     Estimated                  Gross       Gross    Estimated
                                             Unrealized  Unrealized     Fair                 Unrealized  Unrealized    Fair
                                    Cost       Gains       Losses      Value        Cost       Gains       Losses      Value
                                 ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                                                         (In thousands)
Private corporate equity
   securities..............      $      844  $        -  $        -  $      844  $      850  $        -  $        -  $      850
                                 ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Total available-for-sale
   equity securities.......             844           -           -         844         850           -           -         850

Trading securities.........               -           -           -           -         102           7         (25)         84
                                 ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
Total equity securities....      $      844  $        -  $        -  $      844  $      952  $        7  $      (25) $      934
                                 ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                 ----------  ----------  ----------  ----------  ----------  ----------  ----------  ----------

     Trading securities are carried at fair value with changes in net unrealized gains and losses of $18,000, $17,000 and $(12,373,000) included in the income and losses for the years ended December 31, 2006, 2005 and 2004, respectively.

Investment Concentration and Risk

     As of December 31, 2006, fixed maturity securities held by the Group included investments in British Telecom of $3,017,000, AOL Time Warner of $2,002,000, General Mills of $2,000,000 and Cadbury Schweppes of $1,996,000. These four corporate issuers each represented more than 10% of shareholders' equity as of December 31, 2006. However, the General Mills bond matured on February 15, 2007 and the Group received repayment of principal in full and all interest due on this bond. The remaining bonds will mature on or before July 16, 2007.

     As of December 31, 2006, the Company's Jersey based life insurance subsidiary, LPAL, owned 75% of the Group's $12.0 million in fixed maturity securities and 100% of the Group's $0.8 million in available-for-sale private equity securities. LPAL is a regulated insurance company, and as such it must meet stringent capital adequacy requirements and it may not make any distributions without the consent of LPAL's independent actuary and the Jersey Financial Services Commission ("JFSC"). LPAL's investments are therefore not currently available to fund the operations or commitments of the Company or its other subsidiaries.

     Fixed maturity securities considered less than investment grade (excluding split-rated securities) approximated 0.0% and 30.2% of total fixed maturity securities as of December 31, 2006 and 2005, respectively. The Group held $12.0 million in fixed maturity securities considered less than investment grade as of December 31, 2005. These holdings were repaid in full at maturity in early 2006.

Net Unrealized Gains (Losses) on Available-for-Sale Securities

     Net unrealized gains (losses) on fixed maturity securities classified as available-for-sale as of December 31, 2006 and 2005 totaled $(14,000) and $20,000, respectively. There were no related income taxes.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     There were no net unrealized losses on equity securities classified as available-for-sale as of December 31, 2006 or 2005.

     Changes in net unrealized gains and losses on available-for-sale securities included in other comprehensive income for the years ended December 31, 2004, 2005 and 2006 were as follows:


                                                                                          Net Unrealized Gains (Losses)
                                                                                       -------------------------------------
                                                                                          Fixed
                                                                                        Maturity       Equity
                                                                                       Securities   Securities      Total
                                                                                       -----------  -----------  -----------
                                                                                                  (In thousands)

Net unrealized losses on available-for-sale securities as of December 31, 2003         $       (10) $         -  $       (10)

Changes during the year ended December 31, 2004:
   Unrealized holding gains and losses on available-for-sale securities......                   64            -           64
   Reclassification adjustment for gains and losses included in net loss.....                  (18)           -          (18)
                                                                                       -----------  -----------  -----------
Net unrealized gains on available-for-sale securities as of December 31, 2004                   36            -           36

Changes during the year ended December 31, 2005:
   Unrealized holding gains and losses on available-for-sale securities......                  (44)           -          (44)
   Reclassification adjustment for gains and losses included in net loss.....                   28            -           28
                                                                                       -----------  -----------  -----------
Net unrealized gains on available-for-sale securities as of December 31, 2005          $        20  $         -  $        20

Changes during the year ended December 31, 2006:
   Unrealized holding gains and losses on available-for-sale securities......                  (14)           -          (14)
   Reclassification adjustment for gains and losses included in net loss.....                  (20)           -          (20)
                                                                                       -----------  -----------  -----------
Net unrealized losses on available-for-sale securities as of December 31, 2006         $       (14) $         -  $       (14)
                                                                                       -----------  -----------  -----------
                                                                                       -----------  -----------  -----------

Net Investment Income

     The details of investment income, net of investment expenses, are as follows:

                                                                                              Years Ended December 31,
                                                                                       -------------------------------------
                                                                                           2006        2005         2004
                                                                                       -----------  -----------  -----------
                                                                                                  (In thousands)

Interest on fixed maturity securities........................................          $       881  $     1,217  $     1,131
Interest on cash and cash equivalents........................................                  324          347          268
                                                                                       -----------  -----------  -----------
Gross investment income......................................................                1,205        1,564        1,399
Investment expenses..........................................................                   (2)          (2)          (2)
                                                                                       -----------  -----------  -----------
                                                                                             1,203        1,562        1,397
Amounts credited on insurance policyholder accounts..........................                 (468)        (980)      (1,358)
                                                                                       -----------  -----------  -----------
Net investment income........................................................          $       735  $       582  $        39
                                                                                       -----------  -----------  -----------
                                                                                       -----------  -----------  -----------

     Investment expenses included costs of investment administration, primarily custodial fees.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Realized Gains and Losses

     Information about gross and net realized gains and losses on securities transactions is as follows:

                                                                                               Years Ended December 31,
                                                                                       -------------------------------------
                                                                                           2006         2005        2004
                                                                                       -----------  -----------  -----------
                                                                                                  (In thousands)
Realized gains (losses) on securities transactions: Fixed maturities, available-for-sale:
   Gross gains...............................................................          $         -  $         -  $         -
   Gross losses .............................................................                   (2)           -            -
                                                                                       -----------  -----------  -----------
Net realized losses on fixed maturities, available-for-sale..................                   (2)           -            -
                                                                                       -----------  -----------  -----------
Equity securities, trading:
   Gross gains...............................................................                    6           22        8,219
   Gross losses..............................................................                    -          (65)        (265)
                                                                                       -----------  -----------  -----------
Net realized gains (losses) on equity securities, trading....................                    6          (43)       7,954
                                                                                       -----------  -----------  -----------
Equity securities, available-for-sale:
   Gross gains...............................................................                    -            -          121
   Gross losses..............................................................                   (6)           -       (3,375)
                                                                                       -----------  -----------  -----------
Net realized losses on equity securities, available-for-sale.................                   (6)           -       (3,254)
                                                                                       -----------  -----------  -----------
Net realized investment gains (losses) on securities transactions............          $        (2) $       (43) $     4,700
                                                                                       -----------  -----------  -----------
                                                                                       -----------  -----------  -----------


     During 2004, the Group's management determined that one private equity investment in a technology company was other-than-temporarily impaired and consequently recorded a realized loss of $3.4 million in the consolidated statement of operations. There were no such impairments recorded in 2005 or 2006.

     Subsequent to December 31, 2006, the Company received a $1.2 million payment representing a partial distribution resulting from the settlements achieved in the WorldCom, Inc. securities litigation. LPAL held certain WorldCom, Inc. publicly traded bonds which it sold at a loss in 2002. The $1.2 million payment will be recognized in the first quarter of 2007 in the Company's consolidated statement of operations as a realized gain, which reverses part of the realized loss recorded in 2002. The Company expects to receive an additional $0.4 million as a final distribution later in 2007. Since these payments are for LPAL's account, they are not available to fund the operations or commitments of the Company or its other subsidiaries.


Note 4.    Cash Held in Escrow

     Cash held in escrow at December 31, 2005 consisted of $1.0 million of the cash proceeds from the sale of LPA to SunGard Business Systems Inc. ("SunGard") on June 5, 2003 which were held back to cover any of the Group's indemnity obligations. As disclosed in the Company's 2005 Annual Report on Form 10-K and in its 2006 Quarterly Reports on Form 10-Q, in February 2005, SunGard filed a lawsuit against the Company and certain of its subsidiaries alleging breaches of representations and warranties contained in the sale and purchase agreement. Subsequently, in April 2005, the Company filed a lawsuit against SunGard and certain of its affiliates accusing SunGard of wrongful conduct. In August 2006, the Company and SunGard entered into a settlement agreement covering the above actions. All lawsuits against each other were dismissed and the Company agreed to forego the $1.0 million escrow account, including accrued interest on the account.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Accordingly, the $1.0 million of cash held in escrow (and $56,000 of interest earned on the escrow account) was written off as of June 30, 2006. The write-off of the $1.0 million original escrow amount has been shown as a loss on discontinued operations, and the write-off of the $56,000 of interest earned has been netted against investment income, in the Company's consolidated statement of operations for 2006.


Note 5.    Property and Equipment

     Property and equipment are carried at cost and consisted of the following:

                                                                                             December 31,
                                                                                       ------------------------
                                                                                          2006         2005
                                                                                       -----------  -----------
                                                                                             (In thousands)

Property, equipment and leasehold improvements....................................     $       729  $       745
Accumulated depreciation..........................................................            (712)        (702)
                                                                                       -----------  -----------
Property and equipment, net.......................................................     $        17  $        43
                                                                                       -----------  -----------
                                                                                       -----------  -----------


Note 6.    Other Assets

     An analysis of other assets is as follows:

                                                                                             December 31,
                                                                                       ------------------------
                                                                                          2006         2005
                                                                                       -----------  -----------
                                                                                             (In thousands)

Prepayments.......................................................................     $       195  $       202
Receivables:
   Due from broker................................................................               1            -
   Fee income receivable..........................................................             169           84
   Other receivables..............................................................              18           25
   Allowance for doubtful accounts................................................             (34)           -
                                                                                       -----------  -----------
Total other assets................................................................     $       349  $       311
                                                                                       -----------  -----------
                                                                                       -----------  -----------


Note 7.    Life Insurance Policy Liabilities

     An analysis of life insurance policy liabilities is as follows:

                                                                                             December 31,
                                                                                       ------------------------
                                                                                          2006         2005
                                                                                       -----------  -----------
                                                                                             (In thousands)

Deferred annuities - policyholder contract deposits...............................     $     3,360  $    13,322
Other policy claims and benefits..................................................             280          251
                                                                                       -----------  -----------
                                                                                       $     3,640  $    13,573
                                                                                       -----------  -----------
                                                                                       -----------  -----------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

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


Note 8.   Statutory Financial Information and Restrictions

     LPAL is regulated by the JFSC and under Article 6 of the Insurance Business (Jersey) Law 1996 is permitted to conduct long-term insurance business. The JFSC requires LPAL to submit annual audited financial statements (prepared under U.S. GAAP which is permitted), and an audited annual filing in the format consistent with that required by the Financial Services Authority in the United Kingdom. The annual filing submitted by LPAL to the JFSC must be accompanied by a Certificate from the Appointed Actuary that based on sufficiently prudent assumptions, assets are sufficient to cover all liabilities. The annual filing contains a report from the Appointed Actuary on the matching of investments to liabilities.

     The JFSC sets out the conditions with which LPAL must comply and determines the reporting requirements and the frequency of reporting. These conditions require that: (i) LPAL must hold, at all times, approved assets at least equal to the long-term insurance fund plus the required minimum solvency margin, (ii) the margin of solvency must be the greater of (pound)50,000 or 2.5% of the value of the long-term business fund, and (iii) assets equal to not less than 90% of liabilities must be placed with approved independent custodians. As of December 31, 2006, LPAL met all of these conditions.

     LPAL is also required under the insurance laws to appoint an actuary. The actuary must be qualified as defined under Jersey law and is required to supervise the long-term insurance fund. No transfers, except in satisfaction of long-term insurance business liabilities, including dividends, are permitted from the long-term insurance fund without written consent from the actuary and the JFSC.


Note 9.    Income Taxes

     The Group is subject to taxation on its income in all countries in which it operates based upon the taxable income arising in each country. However, realized gains on certain investments are exempt from Jersey and Guernsey taxation. This and other tax benefits which may not recur have reduced the tax charge in 2006, 2005 and 2004.

     The Group is subject to income tax in Jersey at a rate of 20%. In the United States, the Group is subject to both federal and California taxes at rates up to 34% and 8.84%, respectively.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     A  breakdown  of  the  Group's  book  loss  before   income  taxes  by  tax
jurisdiction follows:

                                                                                               Years Ended December 31,
                                                                                       -------------------------------------
                                                                                           2006         2005        2004
                                                                                       -----------  -----------  -----------
                                                                                                    (In thousands)
Loss before income taxes:
Jersey, Guernsey and United Kingdom..........................................          $    (1,410) $    (1,878) $   (11,049)
United States................................................................               (2,268)      (1,357)        (802)
                                                                                       -----------  -----------  -----------
Total loss before income taxes...............................................          $    (3,678) $    (3,235) $   (11,851)
                                                                                       -----------  -----------  -----------
                                                                                       -----------  -----------  -----------

     The provision for income taxes differs from the amount computed by applying the Jersey, Channel Islands statutory income tax rate of 20% to the loss before income taxes. The sources and tax effects of the difference are as follows:

                                                                                               Years Ended December 31,
                                                                                       -------------------------------------
                                                                                           2006         2005        2004
                                                                                       -----------  -----------  -----------
                                                                                                    (In thousands)
Income tax benefit computed at Jersey statutory income tax
   rate of 20%...............................................................          $      (736) $      (647) $    (2,370)
Realized and unrealized investment losses (gains) not subject to taxation
   in Jersey.................................................................                    -            5        1,412
Other losses not deductible in Jersey........................................                  268          359          619
Losses not deductible (income not taxable) in Guernsey.......................                  (20)         (22)         144
Tax benefit on losses at higher than 20% statutory Jersey rate:
   Losses in the U.S.........................................................                 (518)        (310)        (183)
Adjustment of prior years' provisions........................................                    -           11         (308)
Increase in valuation allowance..............................................                  972          582          941
Forfeiture of U.S. net operating loss carryforwards related to dissolved
   U.S. entities (1).........................................................                5,070            -            -
Decrease in valuation allowance related to dissolved U.S. entities (1).......               (5,070)           -            -
Other........................................................................                   39           34           35
                                                                                       -----------  -----------  -----------
Actual tax expense ..........................................................          $         5  $        12  $       290
                                                                                       -----------  -----------  -----------
                                                                                       -----------  -----------  -----------

(1) Related to two of the Group's inactive U.S. subsidiaries which were dissolved in December 2006. These entities were owned by a non-U.S. subsidiary of the registrant and as a result of their dissolution, $4.4 million of federal net operating loss carryforward benefits and $0.7 million of state net operating loss carryforward benefits were forfeited.

     The components of the actual tax expense were as follows:

                                                                                               Years Ended December 31,
                                                                                       -------------------------------------
                                                                                           2006         2005        2004
                                                                                       -----------  -----------  -----------
                                                                                                    (In thousands)

Jersey, Guernsey and United Kingdom:
   Current tax expense.......................................................          $         -  $         -  $         -
   Deferred tax expense......................................................                    -            -            -

United States:
   Current tax expense ......................................................                    5           12          290
   Deferred tax expense......................................................                    -            -            -
                                                                                       -----------  -----------  -----------
Total actual tax expense ....................................................          $         5  $        12  $       290
                                                                                       -----------  -----------  -----------
                                                                                       -----------  -----------  -----------

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

     The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below. As of both December 31, 2006 and December 31, 2005, full valuation allowances were provided on the net deferred tax assets of both U.S. tax groups due to the uncertainty of generating future taxable income or capital gains to benefit from the deferred tax assets.


                                                                                              December 31,
                                                                                       ------------------------
                                                                                          2006         2005
                                                                                       -----------  -----------
                                                                                            (In  thousands)
U.S. subsidiaries:

Deferred income tax assets:
Net operating loss carryforwards..................................................     $     5,543  $     9,645
Capital loss carryforwards........................................................          67,245       67,283
Unrealized losses on investments..................................................               -            8
Deferred compensation.............................................................               4            4
Bad debts.........................................................................              14            -
Other assets......................................................................               2            2
Valuation allowance...............................................................         (72,807)     (76,905)
                                                                                       -----------  -----------
Deferred income tax assets, net of valuation allowance............................               1           37

Deferred income tax liabilities:
Deferred capital gains............................................................               -          (36)
Depreciation, amortization and other..............................................              (1)          (1)
                                                                                       -----------  -----------
                                                                                                (1)         (37)
                                                                                       -----------  -----------
Net deferred income tax assets - U.S. subsidiaries................................     $         -  $         -
                                                                                       -----------  -----------
                                                                                       -----------  -----------


     As of December 31, 2006, the Group's U.S. subsidiaries have pre-tax federal net operating loss carryforwards of approximately $13.4 million expiring as follows: approximately $1.3 million in 2011, and approximately $12.1 million from 2020 to 2026. These subsidiaries have California net operating loss carryforwards of approximately $10.9 million expiring from 2012 to 2016. In addition, these subsidiaries have federal capital loss carryforwards of $157.2 million ($155.9 million for California purposes) that expire in 2007. The Group has recorded a full valuation allowance for the deferred tax assets arising from these carryforward amounts as of December 31, 2006, due to the uncertainty of generating future taxable income or capital gains to benefit from the deferred tax assets.


Note 10.    Shareholders' Equity

     The Company has authorized 86,400,000 Ordinary Shares with a par value of $0.05 per share. As of December 31, 2006 and 2005, there were 64,439,073 Ordinary Shares issued and outstanding.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     No dividends were declared and paid in 2004, 2005 or 2006.

     Accumulated other comprehensive loss consists of two components, foreign currency translation adjustments and net unrealized gains and losses on available-for-sale securities. Accumulated foreign currency translation adjustments were $(404,000), $(383,000) and $(338,000) as of December 31, 2006,
2005 and 2004, respectively. The net unrealized gains (losses) on available-for-sale securities after deferred income taxes were $(14,000), $20,000 and $36,000 as of December 31, 2006, 2005 and 2004, respectively.

     The Group has two share incentive plans as described in Note 13 "Share Incentive Plans" below. Under the terms of these plans, shares of the Company may be purchased in the open market and held in trust. These shares are owned by the employee benefit trusts, which are subsidiaries of the Company for financial reporting purposes.

     Changes in the number of shares held by The London Pacific Group 1990 Employee Share Option Trust ("ESOT") and the Agent Loyalty Opportunity Trust ("ALOT") were as follows:

                                                                    Years Ended December 31,
                                             ----------------------------------------------------------------------
                                                      2006                    2005                    2004
                                             ----------------------  ----------------------  ----------------------
                                                ESOT        ALOT        ESOT        ALOT        ESOT        ALOT
                                             ----------  ----------  ----------  ----------  ----------  ----------
                                                                       (In thousands)

Shares held as of January 1...........           13,084         438      13,247         438      13,247         438
Purchased.............................                -           -           -           -           -           -
Exercised.............................                -           -        (163)          -           -           -
                                             ----------  ----------  ----------  ----------  ----------  ----------
Shares held as of December 31.........           13,084(1)      438      13,084(1)      438      13,247(1)      438
                                             ----------  ----------  ----------  ----------  ----------  ----------
                                             ----------  ----------  ----------  ----------  ----------  ----------

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


Note 11.    Commitments and Contingencies

Lease Commitments

     The Group leases office space under operating leases. Total rent expense under these operating leases was $207,000 (net of sublease income of $46,000), $230,000 and $288,000 for the years ended December 31, 2006, 2005 and 2004, respectively. The Group had no capital leases as of December 31, 2006.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     Future minimum lease payments required under non-cancellable operating leases with terms of one year or more, as of December 31, 2006, were as follows:

                                                                                                          Operating
                                                                                                           Leases(1)
                                                                                                       ------------
                                                                                                      (In thousands)

2007...............................................................................................        $    285
2008...............................................................................................             259
2009...............................................................................................             131
2010...............................................................................................              66
                                                                                                       ------------
Total..............................................................................................        $    741
                                                                                                       ------------
                                                                                                       ------------

(1) Includes commitments related to the Group's Jersey office lease which expires in September 2010. The Group entered into a sublease of its Jersey office during 2006. Expected future sublease income from 2007 through 2010 is $296,000.
    A liability of $158,000 remains recorded on the Company's consolidated balance sheet as of December 31, 2006, representing the loss on the sublease from 2007 through 2010.

     Approximately 64% of the Jersey office lease commitments are covered by a sublease to a third party.

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

     Under its Memorandum and Articles of Association, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company maintains directors and officers liability insurance that limits the Company's exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2006.

     The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, clients and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions sometimes include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2006.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

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

     The carrying values and estimated fair values of the Group's financial instruments were as follows:

                                                                                December 31,
                                                             --------------------------------------------------
                                                                       2006                      2005
                                                             ------------------------  ------------------------
                                                              Carrying     Estimated    Carrying     Estimated
                                                                Value      Fair Value    Value       Fair Value
                                                             -----------  -----------  -----------  -----------
                                                                               (In thousands)
Financial assets:
Cash and cash equivalents........................            $     6,707  $     6,707  $    10,039  $    10,039
Cash held in escrow..............................                      -            -        1,027        1,027
Investments:
   Fixed maturities:
       Available-for-sale........................                  9,007        9,007       13,829       13,829
       Held-to-maturity..........................                  3,009        3,004        7,011        6,982
   Equity securities:
       Trading...................................                      -            -           84           84
       Available-for-sale........................                    844          844          850          850

Financial liabilities:
Life insurance policy liabilities................                  3,640        3,603       13,573       13,432


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

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

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

     Share option activity for the years ended December 31, 2006, 2005 and 2004 was as follows:

                                                           2006                   2005                   2004
                                                   --------------------   --------------------   --------------------
                                                              Weighted-              Weighted-              Weighted-
                                                    Number     Average     Number     Average      Number    Average
                                                      of      Exercise       of      Exercise       of      Exercise
(Options in thousands)                              Options     Price      Options    Price       Options     Price
                                                   ---------  ---------   ---------  ---------   ---------  ---------

Outstanding as of January 1......................      6,285  $    2.77       6,940  $    3.00       8,945  $    3.10
Granted..........................................          -          -       1,000       0.15           -          -
Exercised........................................          -          -        (163)      0.11           -          -
Forfeited........................................          -          -        (808)      1.46      (2,005)      3.46
Expired..........................................     (1,060)      3.66        (684)      3.39           -          -
                                                   ---------  ---------   ---------  ---------   ---------  ---------
Outstanding as of December 31....................      5,225  $    2.59       6,285  $    2.77       6,940  $    3.00
                                                   ---------  ---------   ---------  ---------   ---------  ---------
                                                   ---------  ---------   ---------  ---------   ---------  ---------


                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                                                           2006                   2005                   2004
                                                   --------------------   --------------------   --------------------
                                                              Weighted-              Weighted-              Weighted-
                                                    Number     Average     Number     Average      Number    Average
                                                      of      Exercise       of      Exercise       of      Exercise
(Options in thousands)                              Options     Price      Options    Price       Options     Price
                                                   ---------  ---------   ---------  ---------   ---------  ---------

Options exercisable as of December 31............      4,475  $    3.00       4,881  $    3.52       5,685  $    3.57
                                                   ---------  ---------   ---------  ---------   ---------  ---------
                                                   ---------  ---------   ---------  ---------   ---------  ---------

     See Note 1 "Summary of Significant Accounting Policies" for information regarding the Group's accounting for share based compensation.

     Summary information about the Group's share options outstanding as of December 31, 2006 is as follows:


                                    Options Outstanding(1)                               Options Exercisable(1)
                      -------------------------------------------------            --------------------------------
                                            Weighted-
                                             Average         Weighted-                                   Weighted-
  Range of                                  Remaining         Average                                     Average
  Exercise                  Number         Contractual       Exercise                   Number           Exercise
   Prices                 Outstanding         Life             Price                  Exercisable         Price
------------          ---------------     -----------      ------------            ---------------     ------------
                        (In thousands)        (Years)                               (In thousands)

  $0.10 - $0.50                 2,915            6.52             $0.27                      2,165            $0.31
   0.51 -  5.00                   220            4.18              2.46                        220             2.46
   5.01 - 10.00                 2,030            4.38              5.41                      2,030             5.41
  10.01 - 21.00                    60            3.68             21.00                         60            21.00
---------------       ---------------     -----------      ------------            ---------------     ------------
  $0.10 -$21.00                 5,225            5.56             $2.59                      4,475            $3.00
---------------       ---------------     -----------      ------------            ---------------     ------------
---------------       ---------------     -----------      ------------            ---------------     ------------

(1) The intrinsic value of all options  outstanding is zero as all options were granted with an exercise price equal to the fair market value of the underlying shares at the date of grant.

Agent Loyalty Opportunity Trust

     The Agent Loyalty Opportunity Trust ("ALOT") was established in 1997 (without shareholders' approval) to provide for the granting of stock appreciation rights ("SARs") on the Company's Ordinary Shares to agents of the Company's former U.S. life insurance subsidiary. Each award unit entitled the holder to cash compensation equal to the difference between the Company's prevailing share price and the exercise price. The award units were exercisable in four equal annual installments commencing on the first anniversary of the date of grant and were forfeited upon termination of the agency contract. Vesting of the award in any given year was also contingent on the holder of the award surpassing a predetermined benchmark tied to sales and persistency. The SARs expired seven years from the date of grant. The 79,000 awards outstanding at December 31, 2005 expired in April 2006.

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

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     SAR activity for the years ended December 31, 2006, 2005 and 2004 was as follows:

                                                           2006                   2005                   2004
                                                   --------------------   --------------------   --------------------
                                                              Weighted-              Weighted-              Weighted-
                                                    Number     Average     Number     Average     Number    Average
                                                   of Award   Exercise    of Award   Exercise    of Award   Exercise
(Award units in thousands)                           Units      Price       Units      Price       Units      Price
                                                   ---------  ---------   ---------  ---------   ---------  ---------

Outstanding as of January 1......................         79      $5.19         290      $3.85         388      $3.73
Granted..........................................          -          -           -          -           -          -
Exercised........................................          -          -           -          -           -          -
Forfeited........................................          -          -           -          -           -          -
Expired..........................................        (79)     $5.19        (211)      3.35         (98)      3.35
                                                   ---------  ---------   ---------  ---------   ---------  ---------
Outstanding as of December 31....................          -          -          79      $5.19         290      $3.85
                                                   ---------  ---------   ---------  ---------   ---------  ---------
                                                   ---------  ---------   ---------  ---------   ---------  ---------

Award units exercisable as of December 31........          -          -          42      $5.19         187      $3.76
                                                   ---------  ---------   ---------  ---------   ---------  ---------
                                                   ---------  ---------   ---------  ---------   ---------  ---------


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

     The Group made contributions of $0, $0 and $15,000 to the trust in 2006, 2005 and 2004, respectively.

U.K. Plan

     The Group provides a defined contribution plan for its U.K. employees. There is currently one participant in the plan. The Group has no ongoing liabilities associated with the plan. Contributions of $161,000, $154,000 and $49,000 were made by the Group to the plan in 2006, 2005 and 2004, respectively. Of the 2006 and 2005 contributions, $111,000 and $105,000, respectively, were offset by a salary waiver.


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

     A reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share calculations in accordance with Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings per Share," is as follows:

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                                                                                  Years Ended December 31,
                                                                          -------------------------------------
                                                                             2006         2005          2004
                                                                          -----------  -----------  -----------
                                                                         (In thousands, except share, per share
                                                                                      and ADS amounts)

Loss from continuing operations........................................   $    (2,683) $    (3,247) $   (12,141)
Loss on discontinued operations........................................        (1,000)           -            -
                                                                          -----------  -----------  -----------
Net loss...............................................................   $    (3,683) $    (3,247) $   (12,141)
                                                                          -----------  -----------  -----------
                                                                          -----------  -----------  -----------

Basic loss per share and ADS:
Weighted-average number of Ordinary Shares outstanding,
   excluding shares held by the employee benefit trusts................    50,916,692   50,916,692   50,754,192
                                                                          -----------  -----------  -----------

Basic loss per share:
Continuing operations..................................................   $     (0.05) $     (0.06) $     (0.24)
Discontinued operations................................................         (0.02)           -            -
                                                                          -----------  -----------  -----------
                                                                          $     (0.07) $     (0.06) $     (0.24)
                                                                          -----------  -----------  -----------
                                                                          -----------  -----------  -----------
Basic loss per ADS:
Continuing operations..................................................   $     (0.53) $     (0.64) $     (2.39)
Discontinued operations................................................   $     (0.20)           -            -
                                                                          -----------  -----------  -----------
                                                                          $     (0.73) $     (0.64) $     (2.39)
                                                                          -----------  -----------  -----------
                                                                          -----------  -----------  -----------

Diluted loss per share and ADS:
Weighted-average number of Ordinary Shares outstanding,
   excluding shares held by the employee benefit trusts................    50,916,692   50,916,692   50,754,192
Effect of dilutive securities (warrants and employee share options) ...             -            -            -
                                                                          -----------  -----------  -----------
Weighted-average number of Ordinary Shares used in diluted
   earnings per share calculations.....................................    50,916,692   50,916,692   50,754,192
                                                                          -----------  -----------  -----------
                                                                          -----------  -----------  -----------
Diluted loss per share:
Continuing operations..................................................   $     (0.05) $     (0.06) $     (0.24)
Discontinued operations................................................         (0.02)           -            -
                                                                          -----------  -----------  -----------
                                                                          $     (0.07) $     (0.06) $     (0.24)
                                                                          -----------  -----------  -----------
                                                                          -----------  -----------  -----------
Diluted loss per ADS:
Continuing operations..................................................   $     (0.53) $     (0.64) $     (2.39)
Discontinued operations................................................   $     (0.20)           -            -
                                                                          -----------  -----------  -----------
                                                                          $     (0.73) $     (0.64) $     (2.39)
                                                                          -----------  -----------  -----------
                                                                          -----------  -----------  -----------

     As the Company recorded a net loss for the years ended December 31, 2006, 2005 and 2004, the calculations of diluted earnings per share for these years do not include potentially dilutive employee share options and warrants issued to the Bank of Scotland as they are anti-dilutive and, if included, would have resulted in a reduction of the net loss per share. If the Company had reported net income for the years ended December 31, 2006, 2005 and 2004, there would have been an additional 8,125, 66,397 and 650,913 shares, respectively, included in the calculations of diluted earnings per share for these years.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Note 16.    Transactions with Related Parties

     The Group paid legal fees of approximately $1,000, $60,000 and $36,000 during 2006, 2005 and 2004, respectively, to a law firm of which one of its directors, Victor A. Hebert, is a member.


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

     Summary revenue and investment gain (loss) information by geographic segment, based on the domicile of the Group company generating those revenues, is as follows:

                                                                                  Years Ended December 31,
                                                                          -------------------------------------
                                                                             2006         2005         2004
                                                                          -----------  -----------  -----------
                                                                                     (In  thousands)

Jersey.................................................................   $       968  $     1,215  $    (5,715)
Guernsey...............................................................           103          109         (720)
United States..........................................................           872          769          676
                                                                          -----------  -----------  -----------
Consolidated revenues and net investment gains (losses)
    for continuing operations..........................................   $     1,943  $     2,093  $    (5,759)
                                                                          -----------  -----------  -----------
                                                                          -----------  -----------  -----------

     Total assets by geographic segment were as follows:

                                                                                             December 31,
                                                                                       ------------------------
                                                                                          2006         2005
                                                                                       -----------  -----------
                                                                                            (In  thousands)

Jersey.............................................................................    $    15,203  $    25,066
Guernsey...........................................................................          2,082        3,107
United States......................................................................          2,952        5,630
                                                                                       -----------  -----------
Consolidated total assets .........................................................    $    20,237  $    33,803
                                                                                       -----------  -----------
                                                                                       -----------  -----------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     Revenues and income (loss) before income taxes for the Company's reportable operating segments included in continuing operations, based on management's internal reporting structure, were as follows:

                                                                                  Years Ended December 31,
                                                                          -------------------------------------
                                                                             2006         2005          2004
                                                                          -----------  -----------  -----------
                                                                                      (In thousands)
Revenues:
Venture capital and consulting.........................................   $       723  $       535  $      (125)
Life insurance and annuities ..........................................           937        1,192       (5,759)
                                                                          -----------  -----------  -----------
                                                                                1,660        1,727       (5,884)
Reconciliation of segment amounts to consolidated amounts:
Interest and other fee income..........................................           283          366          125
                                                                          -----------  -----------  -----------
Consolidated revenues and net investment gains and losses
    for continuing operations..........................................   $     1,943  $     2,093  $    (5,759)
                                                                          -----------  -----------  -----------
                                                                          -----------  -----------  -----------


Loss from continuing operations before income tax expense:
Venture capital and consulting.........................................   $      (403) $      (584) $    (1,365)
Life insurance and annuities...........................................          (221)        (701)      (8,091)
                                                                          -----------  -----------  -----------
                                                                                 (624)      (1,285)      (9,456)
Reconciliation of segment amounts to consolidated amounts:
Interest and other fee income..........................................           283          366          125
Corporate expenses.....................................................        (2,336)      (2,312)      (2,415)
Interest expense.......................................................            (1)          (4)        (105)
                                                                          -----------  -----------  -----------
Consolidated loss from continuing operations
    before income tax expense..........................................   $    (2,678) $    (3,235) $   (11,851)
                                                                          -----------  -----------  -----------
                                                                          -----------  -----------  -----------


     Assets attributable to each of the Company's reportable operating segments, based on management's reporting structure, were as follows:

                                                                                             December 31,
                                                                                       ------------------------
                                                                                          2006         2005
                                                                                       -----------  -----------
                                                                                            (In  thousands)
Assets:
Venture capital and consulting.....................................................    $         -  $        90
Life insurance and annuities.......................................................         14,518       24,720
Corporate and other................................................................          5,719        8,993
                                                                                       -----------  -----------
Consolidated total assets..........................................................    $    20,237  $    33,803
                                                                                       -----------  -----------
                                                                                       -----------  -----------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 18.    Selected Quarterly Financial Information (Unaudited)

     Unaudited quarterly financial information (in thousands, except per share and ADS amounts) is as follows:

                                                                                          2006
                                                             ---------------------------------------------------------------
                                                                First       Second        Third       Fourth        Full
                                                               Quarter      Quarter      Quarter      Quarter       Year
                                                             -----------  -----------  -----------  -----------  -----------
Continuing operations:
Revenues including net investment gains (losses)........     $       565  $       413  $       457  $       508  $     1,943
Loss before income tax expense..........................            (721)      (1,018)        (558)        (381)      (2,678)
Net loss................................................            (726)      (1,018)        (558)        (381)      (2,683)

Discontinued operations:
Loss, net of income tax expense of $0...................               -       (1,000)           -            -       (1,000)

Total continuing and discontinued operations:
Net loss................................................            (726)      (2,018)        (558)        (381)      (3,683)


Basic and diluted loss per share:
Continuing operations...................................     $     (0.01) $     (0.02) $     (0.01) $     (0.01) $     (0.05)
Discontinued operations.................................               -        (0.02)           -            -        (0.02)
                                                             -----------  -----------  -----------  -----------  -----------
                                                             $     (0.01) $     (0.04) $     (0.01) $     (0.01) $     (0.07)
                                                             -----------  -----------  -----------  -----------  -----------
                                                             -----------  -----------  -----------  -----------  -----------
Basic and diluted loss per ADS:
Continuing operations...................................     $     (0.14) $     (0.20) $     (0.11) $     (0.07) $     (0.53)
Discontinued operations.................................               -        (0.20)           -            -        (0.20)
                                                             -----------  -----------  -----------  -----------  -----------
                                                             $     (0.14) $     (0.40) $     (0.11) $     (0.07) $     (0.73)
                                                             -----------  -----------  -----------  -----------  -----------
                                                             -----------  -----------  -----------  -----------  -----------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                                                                                          2005
                                                             ---------------------------------------------------------------
                                                                First       Second        Third       Fourth        Full
                                                               Quarter      Quarter      Quarter      Quarter       Year
                                                             -----------  -----------  -----------  -----------  -----------
Continuing operations:
Revenues including net investment gains (losses)........     $       475  $       601  $       505  $       512  $     2,093
Loss before income taxes................................          (1,154)        (677)        (698)        (706)      (3,235)
Net loss................................................          (1,159)        (677)        (698)        (713)      (3,247)

Basic and diluted loss per share:
Continuing operations...................................     $     (0.02) $     (0.01) $     (0.01) $     (0.01) $     (0.06)
Discontinued operations.................................               -            -            -            -            -
                                                             -----------  -----------  -----------  -----------  -----------
                                                             $     (0.02) $     (0.01) $     (0.01) $     (0.01) $     (0.06)
                                                             -----------  -----------  -----------  -----------  -----------
                                                             -----------  -----------  -----------  -----------  -----------
Basic and diluted loss per ADS:
Continuing operations...................................     $     (0.23) $     (0.13) $     (0.14) $     (0.14) $     (0.64)
Discontinued operations.................................               -            -            -            -            -
                                                             -----------  -----------  -----------  -----------  -----------
                                                             $     (0.23) $     (0.13) $     (0.14) $     (0.14) $     (0.64)
                                                             -----------  -----------  -----------  -----------  -----------
                                                             -----------  -----------  -----------  -----------  -----------


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

     There were no changes in our internal controls over financial reporting during the quarter ended December 31, 2006 that materially affected, or that could reasonably likely materially affect, our internal controls over financial reporting.


                                    PART III

     Certain information required by Part III is omitted from this Form 10-K and is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on September 18, 2007 (the "Proxy Statement"), which will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.


Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Our executive officers are as follows:

     Arthur I. Trueger, Executive Chairman: Mr. Trueger, age 58, is the founder and a principal shareholder of Berkeley Technology Limited. He has worked for us for more than 30 years and holds A.B., M.A. and J.D. degrees from the University of California.

     Ian K. Whitehead, Chief Financial Officer: Mr. Whitehead, age 52, has held the position of Chief Financial Officer of Berkeley Technology Limited since he joined us in 1990. Mr. Whitehead is a member of the Institute of Chartered Accountants in England and Wales.

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

     The following table is a summary of selected information for our equity compensation plans as of December 31, 2006.

                                                                                                   Number of Shares
                                            Number of Shares to        Weighted-Average     Remaining Available for
                                        be Issued Upon Exercise       Exercise Price of       Future Issuance Under
                                        of Outstanding Options,    Outstanding Options,         Equity Compensation
                                            Warrants and Rights     Warrants and Rights                       Plans
                                      -------------------------   ---------------------   -------------------------

Equity compensation plans
   approved by shareholders.............              5,225,000 (1)               $2.59                         (1)

Equity compensation plans not
   approved by shareholders.............                     -                     -
                                                ---------------                --------
Total...................................              5,225,000                   $2.59
                                                ---------------                --------
                                                ---------------                --------

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

Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)  The following documents are filed as a part of this Form 10-K:

  1. Financial Statements:                                                                                   Page

     The following  consolidated  financial  statements  of Berkeley  Technology
     Limited and subsidiaries are included in Item 8:

               Report of Independent Registered Public Accounting Firm......................................  22

               Consolidated Balance Sheets as of December 31, 2006 and 2005.................................  23

               Consolidated Statements of Operations for the Years Ended
                   December 31, 2006, 2005 and 2004.........................................................  24

               Consolidated Statements of Cash Flows for the Years Ended
                   December 31, 2006, 2005 and 2004.........................................................  25

               Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
                   December 31, 2006, 2005 and 2004.........................................................  27

               Consolidated Statements of Comprehensive Income for the Years Ended
                   December 31, 2006, 2005 and 2004.........................................................  28

               Notes to the Consolidated Financial Statements...............................................  29

  2. Financial Statement Schedules:

     The following financial statement schedules of Berkeley Technology Limited and subsidiaries are included in this Form 10-K immediately following Item 15 and should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8:

               Schedule I - Summary of Investments - Other Than Investments in Related
                   Parties..................................................................................  62

               Schedule II - Condensed Financial Information of Registrant

                   Condensed Balance Sheets as of December 31, 2006 and 2005................................  63

                   Condensed Statements of Operations for the Years Ended
                      December 31, 2006, 2005 and 2004......................................................  64

                   Condensed Statements of Cash Flows for the Years Ended
                      December 31, 2006, 2005 and 2004......................................................  65

                   Note to Condensed Financial Statements...................................................  66

               Schedule III - Supplementary Insurance Information...........................................  67

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

21        Subsidiaries of the Company as of March 23, 2007.

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

----------

(1) Management contract or compensatory arrangement filed in response to Item 15(a)(3) of the instructions to Form 10-K.


(b) Our exhibits are listed in Item 15(a)(3) above.

(c) Our financial statement schedules follow on pages 62 through 67.

                      SCHEDULE I - SUMMARY OF INVESTMENTS -
                    OTHER THAN INVESTMENTS IN RELATED PARTIES

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                             As of December 31, 2006


                            Column A                                   Column B          Column C       Column D

                                                                                                        Amount at
                                                                                                       Which Shown
                                                                                                     in Consolidated
                                                                                           Fair          Balance
                       Type of Investments                             Cost (1)            Value         Sheet (2)
----------------------------------------------------------------  --------------   --------------   ---------------
                                                                                      (In thousands)
Fixed maturity securities:
Bonds:
   United States government and government
     agencies and authorities...................................   $           -    $           -     $           -
   States, municipalities and political subdivisions............               -                -                 -
   Foreign governments..........................................               -                -                 -
   Public utilities.............................................               -                -                 -
   Convertibles and bonds with warrants attached................               -                -                 -
   All other corporate bonds....................................          12,030           12,011            12,016
Redeemable preferred stock......................................               -                -                 -
                                                                  --------------   --------------   ---------------
Total fixed maturity securities.................................          12,030    $      12,011            12,016
                                                                  --------------   --------------   ---------------
                                                                                   --------------
Equity securities:
Non-redeemable preferred stocks.................................             844              844               844
                                                                  --------------   --------------   ---------------
Total equity securities.........................................             844    $         844               844
                                                                  --------------   --------------   ---------------
                                                                                   --------------
Total investments...............................................   $      12,874                      $      12,860
                                                                  --------------                    ---------------
                                                                  --------------                    ---------------

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

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           BERKELEY TECHNOLOGY LIMITED
                            CONDENSED BALANCE SHEETS

                                                                                              December 31,
                                                                                     ------------------------------
                                                                                        2006               2005
                                                                                     ------------      ------------
                                                                                  (In thousands, except share amounts)
                                     ASSETS

Cash and cash equivalents.........................................................   $        677      $        308
Investment in subsidiaries........................................................        (66,080)          (69,853)
Intercompany balances.............................................................         82,099            90,288
Other assets......................................................................              7                37
                                                                                     ------------      ------------
Total assets......................................................................   $     16,703      $     20,780
                                                                                     ------------      ------------
                                                                                     ------------      ------------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accruals.....................................................   $        498      $        330
Intercompany balances.............................................................            282               847
                                                                                     ------------      ------------
Total liabilities.................................................................            780             1,177
                                                                                     ------------      ------------
Commitments and contingencies

Shareholders' equity:
Ordinary shares, $0.05 par value per share: 86,400,000 shares authorized;
   64,439,073 shares issued and outstanding as of December 31, 2006
   and 2005.......................................................................          3,222             3,222
Additional paid-in capital........................................................         67,718            67,660
Retained earnings.................................................................          7,999            11,682
Employee benefit trusts, at cost (13,522,381 shares as of
   December 31, 2006 and 2005, respectively)......................................        (62,598)          (62,598)
Accumulated other comprehensive loss..............................................           (418)             (363)
                                                                                     ------------      ------------
Total shareholders' equity........................................................         15,923            19,603
                                                                                     ------------      ------------
Total liabilities and shareholders' equity........................................   $     16,703      $     20,780
                                                                                     ------------      ------------
                                                                                     ------------      ------------






            See accompanying Note to Condensed Financial Statements.

                           BERKELEY TECHNOLOGY LIMITED
                       CONDENSED STATEMENTS OF OPERATIONS


                                                                                          Years Ended December 31,
                                                                                     -----------------------------------
                                                                                        2006        2005         2004
                                                                                     ----------  -----------  ----------
                                                                                                (In thousands)
Revenues:
Investment income............................................................        $       31  $        24  $       44
                                                                                     ----------  -----------  ----------
                                                                                             31           24          44
Expenses:
Staff costs..................................................................               407          471         626
Other operating expenses.....................................................               733          667       1,459
                                                                                     ----------  -----------  ----------
                                                                                          1,140        1,138       2,085
                                                                                     ----------  -----------  ----------
Loss before income tax benefit and equity in
   undistributed net loss of subsidiaries....................................            (1,109)      (1,114)     (2,041)

Income tax benefit...........................................................                 -            -           -
                                                                                     ----------  -----------  ----------
Loss before equity in undistributed net loss of
   subsidiaries..............................................................            (1,109)      (1,114)     (2,041)

Equity in undistributed net loss of subsidiaries (1).........................            (2,574)      (2,133)    (10,100)
                                                                                     ----------  -----------  ----------
Net loss.....................................................................        $   (3,683) $    (3,247) $  (12,141)
                                                                                     ----------  -----------  ----------
                                                                                     ----------  -----------  ----------

-----------------------

(1) Eliminated on consolidation.



            See accompanying Note to Condensed Financial Statements.

                           BERKELEY TECHNOLOGY LIMITED
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                          Years Ended December 31,
                                                                                     -----------------------------------
                                                                                        2006        2005         2004
                                                                                     ----------  -----------  ----------
                                                                                               (In thousands)
Cash flows from operating activities:
Net loss.....................................................................        $   (3,683) $    (3,247) $  (12,141)

Adjustments to reconcile net loss to net
   cash used in operating activities:
Equity in undistributed net loss of subsidiaries.............................             2,574        2,133      10,100
Other operating cash flows...................................................               256          101         140
                                                                                     ----------  -----------  ----------
Net cash used in operating activities .......................................              (853)      (1,013)     (1,901)
                                                                                     ----------  -----------  ----------
Cash flows from investing activities:
Advances to subsidiaries.....................................................              (181)      (3,149)       (195)
                                                                                     ----------  -----------  ----------
Net cash used in investing activities........................................              (181)      (3,149)       (195)
                                                                                     ----------  -----------  ----------
Cash flows from financing activities:
Repayments from subsidiaries.................................................             1,403          527       3,543
                                                                                     ----------  -----------  ----------
Net cash provided by financing activities ...................................             1,403          527       3,543
                                                                                     ----------  -----------  ----------

Net increase (decrease) in cash and cash equivalents.........................               369       (3,635)      1,447
Cash and cash equivalents at beginning of year...............................               308        3,943       2,496
                                                                                     ----------  -----------  ----------
Cash and cash equivalents at end of year.....................................        $      677  $       308  $    3,943
                                                                                     ----------  -----------  ----------
                                                                                     ----------  -----------  ----------








            See accompanying Note to Condensed Financial Statements.

                           BERKELEY TECHNOLOGY LIMITED
                     NOTE TO CONDENSED FINANCIAL STATEMENTS


Note 1.    Basis of Presentation and Significant Accounting Policies

     The accompanying financial statements comprise a condensed presentation of financial position, results of operations and cash flows of Berkeley Technology Limited (the "Company") on a separate company basis. These condensed financial statements do not include the accounts of the Company's subsidiaries, but instead include the Company's investment in those subsidiaries, stated at amounts which are equal to the Company's equity in the subsidiaries' net assets. The consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this Form 10-K for the year ended December 31, 2006.

     Additional information about the significant accounting policies applied by the Company and its subsidiaries is included in Note 1 to the Consolidated Financial Statements in Item 8 of this Form 10-K for the year ended December 31, 2006.

               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                      Life Insurance and Annuities Segment


                                                                                       Years Ended/As of December 31,
                                                                                     -----------------------------------
                                                                                        2006        2005         2004
                                                                                     ----------  -----------  ----------
                                                                                                (In thousands)


Deferred policy acquisition costs..........................................          $        -  $         -  $        -


Future policy benefits, losses, claims and loss expenses (1)...............               3,640       13,573      21,229


Unearned premiums..........................................................                 N/A          N/A         N/A


Other policy claims and benefits payable (1)...............................                   -            -           -


Premium revenue (2)........................................................                   2            4           4


Net investment income (3)..................................................                 936        1,213       1,295


Benefits, claims, losses and settlement expenses...........................                 N/A          N/A         N/A


Amortization of deferred policy acquisition costs..........................                   -            -           -


Other operating expenses...................................................                 689          913         974


Premiums written...........................................................                 N/A          N/A         N/A


---------------

(1) For additional disclosure regarding life insurance policy liabilities, see Note 7 to the Consolidated Financial
    Statements in Item 8 of this Form 10-K for the year ended December 31, 2006.

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


                                                 BERKELEY TECHNOLOGY LIMITED
                                                 (Registrant)

                                                 By     /s/  Arthur I. Trueger
Date:  March 23, 2007                                   Arthur I. Trueger
                                                        Executive Chairman


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                    /s/  Arthur I. Trueger
Date:  March 23, 2007               Arthur I. Trueger
                                    Executive Chairman
                                    (Principal Executive Officer)


                                    /s/  Ian K. Whitehead
Date:  March 23, 2007               Ian K. Whitehead
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


                                    /s/  Victor A. Hebert
Date:  March 23, 2007               Victor A. Hebert
                                    Deputy Chairman and Non-Executive Director


                                    /s/  Harold E. Hughes, Jr.
Date:  March 23, 2007               Harold E. Hughes, Jr.
                                    Non-Executive Director


                                    /s/  Trenchard
Date:  March 23, 2007               The Viscount Trenchard
                                    Non-Executive Director

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                EXHIBIT INDEX FOR THE ANNUAL REPORT ON FORM 10-K
                      FOR THE YEAR ENDED DECEMBER 31, 2006

Exhibit
Number    Description
-------   -----------

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

21        Subsidiaries of the Company as of March 23, 2007.

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

------------

(1) Management contract or compensatory arrangement filed in response to Item 15(a)(3) of the instructions to Form 10-K.