Form 10-Q
period 2007-03-31
BERKELEY TECHNOLOGY LTD
filed 2007-05-15
CIK 891377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q

(Mark One)

/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2007

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

     As of May 15, 2007, the registrant had outstanding 64,439,073 Ordinary Shares, par value $0.05 per share.

                                TABLE OF CONTENTS


                                     PART I

                              FINANCIAL INFORMATION

                                                                                                            Page
Item 1.    Financial Statements:

           Unaudited Condensed Consolidated Balance Sheets as of March 31, 2007 and
               December 31, 2006............................................................................    3

           Unaudited Condensed Consolidated Statements of Operations for the three months
               ended March 31, 2007 and 2006................................................................    4

           Unaudited Condensed Consolidated Statements of Cash Flows for the three months
               ended March 31, 2007 and 2006................................................................    5

           Unaudited Consolidated Statement of Changes in Shareholders' Equity for the three months
               ended March 31, 2007.........................................................................    6

           Unaudited Consolidated Statements of Comprehensive Income for the three months
               ended March 31, 2007 and 2006................................................................    7

           Notes to Unaudited Condensed Consolidated Financial Statements...................................    8

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations............   17

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.......................................   23

Item 4.    Controls and Procedures..........................................................................   24


                                     PART II

                                OTHER INFORMATION

Item 1A.   Risk Factors.....................................................................................   25

Item 6.    Exhibits.........................................................................................   25

Signature  .................................................................................................   26

Exhibit Index...............................................................................................   27


                         PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                       March 31,        December 31,
                                                                                         2007              2006
                                                                                    ---------------   ---------------
                                            ASSETS

Investments (principally of life insurance subsidiary):
   Fixed maturities:
     Available-for-sale, at fair value (amortized cost: $6,005 and $9,021
       as of March 31, 2007 and December 31, 2006, respectively)..................       $    6,000        $    9,007
     Held-to-maturity, at amortized cost (fair value: $2,000 and $3,004
       as of March 31, 2007 and December 31, 2006, respectively)..................            2,002             3,009
   Equity securities:
     Available-for-sale, at estimated fair value (cost: $844 as of
       March 31, 2007 and December 31, 2006)......................................              844               844
                                                                                    ---------------   ---------------
Total investments.................................................................            8,846(1)         12,860

Cash and cash equivalents.........................................................            9,670(1)          6,707
Accrued investment income.........................................................              329               304
Other assets......................................................................              359               366
                                                                                    ---------------   ---------------
Total assets......................................................................       $   19,204        $   20,237
                                                                                    ---------------   ---------------
                                                                                    ---------------   ---------------

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Life insurance policy liabilities.................................................       $    1,967        $    3,640
Accounts payable and accruals.....................................................              623               674
                                                                                    ---------------   ---------------
Total liabilities.................................................................            2,590             4,314
                                                                                    ---------------   ---------------
Commitments and contingencies (see Note 7)

Shareholders' equity:
Ordinary shares, $0.05 par value per share: 86,400,000 shares authorized;
   64,439,073 shares issued and outstanding as of March 31, 2007 and
   December 31, 2006..............................................................            3,222             3,222
Additional paid-in capital........................................................           67,723            67,718
Retained earnings.................................................................            8,677             7,999
Employee benefit trusts, at cost (13,522,381 shares
   as of March 31, 2007 and December 31, 2006)....................................          (62,598)          (62,598)
Accumulated other comprehensive loss..............................................             (410)             (418)
                                                                                    ---------------   ---------------
Total shareholders' equity........................................................           16,614            15,923
                                                                                    ---------------   ---------------
Total liabilities and shareholders' equity........................................       $   19,204        $   20,237
                                                                                    ---------------   ---------------
                                                                                    ---------------   ---------------

(1) Includes $6,844 of investments and $6,856 of cash and cash equivalents in the Company's insurance subsidiary
    (London Pacific Assurance Limited ("LPAL")) which are not currently available to fund the operations or commitments of the Company or its other subsidiaries.

           See accompanying Notes which are an integral part of these Unaudited Condensed Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share and ADS amounts)

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                    -------------------------------
                                                                                        2007               2006
                                                                                    -------------     -------------


Revenues:
Investment income.................................................................       $    231          $    354
Insurance policy charges..........................................................              -                 -
Consulting and other fee income...................................................            205               154
Net realized investment gains.....................................................          1,198                 -
Change in net unrealized investment gains and losses on trading securities........              -                57
                                                                                    -------------     -------------
                                                                                            1,634               565
Expenses:
Amounts credited on insurance policyholder accounts...............................             30               170
Operating expenses................................................................            924             1,116
                                                                                    -------------     -------------
                                                                                              954             1,286
                                                                                    -------------     -------------
Income (loss) before income tax expense...........................................            680              (721)

Income tax expense................................................................              2                 5
                                                                                    -------------     -------------
Net income (loss).................................................................        $   678          $   (726)
                                                                                    -------------     -------------
                                                                                    -------------     -------------




Basic and diluted earnings (loss) per share.......................................        $  0.01          $  (0.01)
                                                                                    -------------     -------------
                                                                                    -------------     -------------

Basic and diluted earnings (loss) per ADS.........................................        $  0.13          $  (0.14)
                                                                                    -------------     -------------
                                                                                    -------------     -------------

           See accompanying Notes which are an integral part of these Unaudited Condensed Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                     ------------------------------
                                                                                         2007             2006
                                                                                     ------------      ------------

Net cash used in operating activities.............................................      $    (532)        $    (592)


Cash flows from investing activities:
Purchases of held-to-maturity fixed maturity securities...........................              -            (3,035)
Purchases of available-for-sale fixed maturity securities.........................              -            (9,082)
Proceeds from maturity of held-to-maturity fixed maturity securities..............          1,000             7,000
Proceeds from sale and maturity of available-for-sale fixed maturity securities...          3,000             6,575
Partial proceeds from WorldCom, Inc. securities litigation settlement.............          1,198                 -
                                                                                     ------------      ------------
Net cash provided by investing activities.........................................          5,198             1,458
                                                                                     ------------      ------------

Cash flows from financing activities:
Insurance policyholder benefits paid..............................................         (1,703)           (2,710)
                                                                                     ------------      ------------
Net cash used in financing activities.............................................         (1,703)           (2,710)
                                                                                     ------------      ------------

Net increase (decrease) in cash and cash equivalents..............................          2,963            (1,844)
Cash and cash equivalents at beginning of period..................................          6,707            10,039
Foreign currency translation adjustment...........................................              -                21
                                                                                     ------------      ------------
Cash and cash equivalents at end of period (1), (2)...............................     $    9,670        $    8,216
                                                                                     ------------      ------------
                                                                                     ------------      ------------

(1) Does not include $1,036 of cash held in escrow as of March 31, 2006.

(2) The amount for March 31, 2007 includes $6,856 in the Company's insurance subsidiary (LPAL) which is not currently available to fund the operations or commitments of the Company or its other subsidiaries.

           See accompanying Notes which are an integral part of these Unaudited Condensed Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                                            Accumulated
                                                                                               Other
                                    Ordinary Shares      Additional               Employee    Compre-      Total
                                 ----------------------   Paid-in     Retained     Benefit    hensive   Shareholders'
                                   Number      Amount     Capital     Earnings     Trusts       Loss       Equity
                                 -----------------------------------------------------------------------------------
Balance as of
   December 31, 2006............     64,439  $    3,222  $   67,718  $    7,999  $  (62,598) $     (418) $   15,923

Net income......................          -           -           -         678           -           -         678
Share based compensation,
   including income tax
   effect of $0.................          -           -           5           -           -           -           5
Change in net unrealized
   gains and losses on
   available-for-sale securities          -           -           -           -           -           9           9
Foreign currency translation
   adjustment...................          -           -           -           -           -          (1)         (1)

                                 ----------  ----------  ----------  ----------  ----------  ----------  ----------
Balance as of
   March 31, 2007...............     64,439  $    3,222  $   67,723  $    8,677  $  (62,598) $     (410) $   16,614
                                 ----------  ----------  ----------  ----------  ----------  ----------  ----------
                                 ----------  ----------  ----------  ----------  ----------  ----------  ----------


           See accompanying Notes which are an integral part of these Unaudited Condensed Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                                                            Three Months Ended
                                                                                                March 31,
                                                                                    -------------------------------
                                                                                         2007             2006
                                                                                    -------------     -------------
Net income (loss).................................................................      $     678         $    (726)

Other comprehensive income (loss), net of deferred income taxes:

Foreign currency translation adjustments, net of income taxes of $0...............             (1)                2

Change in net unrealized gains and losses:
   Unrealized holding gains and losses on available-for-sale securities...........              9               (38)
   Reclassification adjustment for gains and losses included in net loss..........              -                14
   Deferred income taxes..........................................................              -                 -
                                                                                    -------------     -------------
Other comprehensive income (loss).................................................              8               (22)
                                                                                    -------------     -------------
Comprehensive income (loss).......................................................      $     686         $    (748)
                                                                                    -------------     -------------
                                                                                    -------------     -------------




           See accompanying Notes which are an integral part of these Unaudited Condensed Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007

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

     While the Company's management believes that the disclosures presented are adequate to make the information not misleading, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2006, which are contained in the Company's Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission ("SEC") on March 23, 2007. The December 31, 2006 condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

     The results for the three month period ended March 31, 2007 are not indicative of the results to be expected for the full fiscal year.

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

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Recently Issued Accounting Pronouncements

     In February 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No 115." SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for fiscal years beginning after November 15, 2007. Early adoption is permitted, provided the company also elects to apply the provisions of SFAS 157. The Company's management is currently evaluating the impact of SFAS 159, but does not expect the adoption of SFAS 159 to have a material impact on its consolidated financial position, results of operations or cash flows.

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

     In September 2006, the SEC issued Staff Accounting Bulletin No. 108 ("SAB 108"), "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 provides guidance on how prior year misstatements should be considered when quantifying misstatements in the current year financial statements. SAB 108 requires registrants to quantify misstatements using both a balance sheet and an income statement approach and evaluate whether either approach results in quantifying a misstatement that, when all relevant quantitative and qualitative factors are considered, is material. SAB 108 does not change the guidance in SAB 99, "Materiality," when evaluating the materiality of misstatements. SAB 108 is effective for fiscal years ending after November 15, 2006. Upon initial application, SAB 108 permits a one-time cumulative effect adjustment to beginning retained earnings. The adoption of SAB 108 did not have any impact on the Company's consolidated financial statements.

     In September 2005, the American Institute of Certified Public Accountants issued Statement of Position 05-1 ("SOP 05-1"), "Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts." SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in Statement of Financial Accounting Standards No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments." SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Under SOP 05-1, modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. A replacement contract that is substantially changed will be accounted for as an extinguishment of the replaced contract resulting in a release of unamortized deferred acquisition costs, unearned revenue and deferred sales inducements associated with the replaced contract. The guidance in SOP 05-1 will be applied prospectively and is effective for internal replacements occurring in fiscal years beginning after December 15, 2006. Because the Company is not replacing insurance policies, there was no impact on the Company's consolidated financial statements upon adoption of SOP 05-1.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Note 2.   Earnings Per Share and ADS

     The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." This statement requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income or loss by the weighted-average number of Ordinary Shares outstanding during the applicable period, excluding shares held by the ESOT and the ALOT which are regarded as treasury stock for the purposes of this calculation. The Company has issued Ordinary share options, which are considered potential common stock under SFAS
128. The Company has also issued Ordinary Share warrants to Bank of Scotland in connection with the Company's bank facility (now terminated), which are also considered potential common stock under SFAS 128. Diluted earnings per share is calculated by dividing net income by the weighted-average number of Ordinary Shares outstanding during the applicable period as adjusted for these potentially dilutive options and warrants which are determined based on the "Treasury Stock Method."

     For the three month period ended March 31, 2007, there were no "in-the-money" options or warrants, and therefore no potentially dilutive securities. As a result, diluted earnings per share is the same as basic earnings per share. As the Company recorded a net loss for the three month period ended March 31, 2006, the calculation of diluted loss per share for this period does not include potentially dilutive employee share options and warrants issued to the Bank of Scotland as they could be anti-dilutive and, if included, may have resulted in a reduction of the net loss per share. If the Company had reported net income for the three month period ended March 31, 2006, there would have been no additional shares included in the calculation of diluted earnings per share for that period due to an absense of "in-the-money" options and warrants.

     A reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share calculations is as follows:

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                    -------------------------------
                                                                                         2007             2006
                                                                                    -------------     -------------
                                                                                        (In thousands, except per
                                                                                          share and ADS amounts)

Net income (loss).................................................................      $     678         $    (726)
                                                                                    -------------     -------------
                                                                                    -------------     -------------
Basic and diluted earnings (loss) per share and ADS:
Weighted average number of Ordinary Shares outstanding,
  excluding shares held by the employee benefit trusts............................         50,917            50,917
                                                                                    -------------     -------------

Basic and diluted earnings (loss) per share.......................................      $    0.01         $   (0.01)
                                                                                    -------------     -------------
                                                                                    -------------     -------------

Basic and diluted earnings (loss) per ADS.........................................      $    0.13         $   (0.14)
                                                                                    -------------     -------------
                                                                                    -------------     -------------

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

     An analysis of fixed maturity securities is as follows:


                                                March 31, 2007                                  December 31, 2006
                                 ----------------------------------------------   ----------------------------------------------
                                                Gross       Gross    Estimated                   Gross       Gross    Estimated
                                 Amortized   Unrealized  Unrealized     Fair      Amortized   Unrealized  Unrealized     Fair
                                    Cost        Gains      Losses       Value        Cost        Gains      Losses      Value
                                 ----------  ----------  ----------  ----------   ----------  ----------  ----------  ----------
                                                                          (In thousands)
Available-for-Sale:
Non-U.S. corporate
   debt securities.........      $    3,005  $        -  $       (3) $    3,002   $    4,017  $        -  $       (6) $    4,011
Corporate debt securities..           3,000           -          (2)      2,998        5,004           -          (8)      4,996
                                 ----------  ----------  ----------  ----------   ----------  ----------  ----------  ----------
                                      6,005           -          (5)      6,000        9,021           -         (14)      9,007
                                 ----------  ----------  ----------  ----------   ----------  ----------  ----------  ----------
Held-to-Maturity:
Corporate debt securities..           2,002           -          (2)      2,000        3,009           -          (5)      3,004
                                 ----------  ----------  ----------  ----------   ----------  ----------  ----------  ----------
                                      2,002           -          (2)      2,000        3,009           -          (5)      3,004
                                 ----------  ----------  ----------  ----------   ----------  ----------  ----------  ----------
Total fixed maturity
   securities..............      $    8,007  $        -  $       (7) $    8,000   $   12,030  $        -  $      (19) $   12,011
                                 ----------  ----------  ----------  ----------   ----------  ----------  ----------  ----------
                                 ----------  ----------  ----------  ----------   ----------  ----------  ----------  ----------


                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Investment Concentration and Risk

     As of March 31, 2007, fixed maturity securities held by the Group included investments in British Telecom of $3,006,000, AOL Time Warner of $2,001,000 and Cadbury Schweppes of $1,998,000. These three corporate issuers each represented more than 10% of shareholders' equity as of March 31, 2007. However, all of these bonds mature on or before July 16, 2007.

     As of March 31, 2007, the Company's Jersey based life insurance subsidiary, LPAL, owned 75% of the Group's $8.0 million in fixed maturity securities and 100% of the Group's $0.8 million in available-for-sale private equity securities. LPAL is a regulated insurance company, and as such it must meet stringent capital adequacy requirements and it may not make any distributions without the consent of LPAL's independent actuary and the Jersey Financial Services Commission ("JFSC"). LPAL's investments are therefore not currently available to fund the operations or commitments of the Company or its other subsidiaries.

     As of March 31, 2007, the Group held no fixed maturity securities that were considered less than investment grade.

Realized Gains and Losses

     In the first quarter of 2007, the Company reported realized investment gains of $1,198,000, representing a partial distribution resulting from the settlements achieved in the WorldCom, Inc. securities litigation. LPAL held certain WorldCom, Inc. publicly traded bonds which it sold at a loss in 2002. This payment reverses part of the realized loss recorded in 2002. The Company expects to receive an additional $0.4 million as a final distribution later in 2007. However, such an amount and receipt is uncertain at this time. Since these payments are for LPAL's account, they are not available to fund the operations or commitment of the Company or its other subsidiaries.


Note 4.   Other Assets

     An analysis of other assets is as follows:

                                                                                       March 31,       December 31,
                                                                                         2007              2006
                                                                                     ------------      ------------
                                                                                              (In thousands)

Property, equipment and leasehold improvements, net...............................      $      16         $      17
Prepayments.......................................................................            147               195
Receivables:
   Due from broker................................................................              1                 1
   Fee income receivable..........................................................            185               169
   Other receivables .............................................................             44                18
   Allowance for doubtful accounts................................................            (34)              (34)
                                                                                     ------------      ------------
Total other assets................................................................      $     359         $     366
                                                                                     ------------      ------------
                                                                                     ------------      ------------


                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Note 5.   Share Based Compensation

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

Share based compensation expense

     On January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS 123R"), "Share-Based Payment," which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including share options, based on the fair value of the award on the grant date, and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123R supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations, for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123R. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R. The Company adopted SFAS 123R using the modified prospective transition method.

     SFAS 123R requires companies to estimate the fair value of share based payment awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statement of operations.

     Share based compensation expense recognized in the Company's consolidated statement of operations for the first quarter of 2006 includes compensation expense for share options granted prior to, but not yet vested as of December 31, 2005, based on the fair value estimated as of the date of grant in accordance with the provisions of SFAS 123R. No share options were granted during all of 2006. Share based compensation expense for the first quarter of 2007 includes compensation expense for share options granted prior to, but not yet vested as of December 31, 2006, as well as compensation expense for 4.5 million share options granted on March 27, 2007. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share based compensation expense calculated in accordance with SFAS 123R is to be based on awards ultimately expected to vest, and therefore the expense should be reduced for estimated forfeitures. The Company's estimated forfeiture rate of zero percent for both the three month periods ended March 31, 2007 and 2006 is based upon the fact that all unvested options relate to longstanding employees and directors.

     SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company's loss position, and as the Company had no tax deductions related to share option exercises, there were no such tax benefits during the first quarter of 2007 or 2006.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

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

Valuation and expense information under SFAS 123R

     The estimated fair value of share option compensation awards to employees and directors, as calculated using the Black-Scholes option pricing model as of the date of grant, is amortized using the straight-line method over the vesting period of the options. For the three months ended March 31, 2007 and 2006, compensation expense related to share options under SFAS 123R totaled $5,000 and $32,000, respectively, and is included in operating expenses in the accompanying statement of operations.

     During the first quarter of 2007, as noted above, 4,500,000 options were granted with an exercise price equal to the fair market value of the underlying shares on the grant date which was $0.10. At March 31, 2007, there were 9,725,000 options outstanding with a weighted average exercise price of $1.44. Of these options, 4,475,000 were exercisable at March 31, 2007, and these have a weighted average exercise price of $3.00. The remaining 5,250,000 options were unvested at March 31, 2007. These unvested options have a weighted average exercise price of $0.11. As of March 31, 2007, total unrecognized compensation expense related to unvested share options was $323,000, of which $66,000 is expected to be recognized during the remainder of 2007 and the balance of $257,000 is expected to be recognized over 2008 through 2011.

     The weighted-average fair value of share based payments was estimated using a Black-Scholes option pricing model with the following assumptions:

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                     ------------------------------
                                                                                           2007             2006
                                                                                     ------------      ------------
Expected share price volatility ..................................................            66%                 -
Risk-free interest rate ..........................................................          4.52%                 -
Expected term (in years) .........................................................           6.25                 -
Dividend yield ...................................................................              -                 -



     For additional information relating to our employee share options, see Note 13 to the Company's consolidated financial statements included in our Form 10-K for the year ended December 31, 2006.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Note 6.   Income Taxes

     In June 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 effective on January 1, 2007.

     The Company's management believes that its income tax positions would be sustained upon examination by appropriate taxing authorities based on the technical merits of such positions, and therefore the Company has not provided for any unrecognized tax benefits at the adoption date. In general, the Company's tax returns remain subject to examination by taxing authorities for the tax years 2002 through 2006.


Note 7.   Commitments and Contingencies

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

     Under its Memorandum and Articles of Association, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company maintains directors and officers liability insurance that limits the Company's exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2007.

     The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, clients and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions sometime include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2007.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Note 8.   Business Segment and Geographical Information

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

     Summary revenue and investment gain (loss) information by geographic segment, based on the domicile of the Group company generating those revenues, is as follows:

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                     ------------------------------
                                                                                         2007              2006
                                                                                     ------------      ------------
                                                                                             (In thousands)

Jersey............................................................................      $   1,371         $     272
Guernsey..........................................................................             29                29
United States.....................................................................            234               264
                                                                                     ------------      ------------
Consolidated revenues and net investment gains and losses.........................      $   1,634         $     565
                                                                                     ------------      ------------
                                                                                     ------------      ------------

     Revenues  and income  (loss)  before  income tax expense for the  Company's
reportable  operating  segments,   based  on  management's   internal  reporting
structure, were as follows:

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                     ------------------------------
                                                                                         2007              2006
                                                                                     ------------      ------------
                                                                                             (In thousands)
Revenues and net investment gains and losses:
Venture capital and consulting....................................................       $    205          $    207
Life insurance and annuities .....................................................          1,364               271
                                                                                     ------------      ------------
                                                                                            1,569               478
Reconciliation of segment amounts to consolidated amounts:
Interest and other fee income ....................................................             65                87
                                                                                     ------------      ------------
Consolidated revenues and net investment gains and losses.........................       $  1,634          $    565
                                                                                     ------------      ------------
                                                                                     ------------      ------------
Income (loss) before income taxes:
Venture capital and consulting....................................................       $   (157)         $    (46)
Life insurance and annuities .....................................................          1,151               (81)
                                                                                     ------------      ------------
                                                                                              994              (127)
Reconciliation of segment amounts to consolidated amounts:
Interest and other fee income.....................................................             65                87
Corporate expenses................................................................           (379)             (681)
                                                                                     ------------      -----------
Consolidated income (loss) before income tax expense .............................       $    680          $   (721)
                                                                                     ------------      ------------
                                                                                     ------------      ------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As used herein, the terms "registrant," "Company," "we," "us" and "our" refer to Berkeley Technology Limited. Except as the context otherwise requires, the term "Group" refers collectively to the registrant and its subsidiaries.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements, and the notes thereto, included in this quarterly report, and the December 31, 2006 audited consolidated financial statements, and the notes thereto, included in our Annual Report on Form 10-K filed with the SEC on March 23, 2007. The unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. This item should also be read in conjunction with the "Forward-Looking Statements and Factors That May Affect Future Results" which are set forth below and in our other filings with the SEC.

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

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Venture Capital and Consulting

       Certain information regarding our venture capital and consulting segment's results of operations is as follows:

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                     ------------------------------
                                                                                         2007              2006
                                                                                     ------------      ------------
                                                                                              (In thousands)
Revenues and net investment gains:
Consulting fees...................................................................       $    205          $    150
Change in net unrealized investment gains and losses on trading securities........              -                57
                                                                                     ------------      ------------
Total revenues and net investment gains...........................................            205               207

Operating expenses................................................................            362               253
                                                                                     ------------      ------------
Loss before income tax expense....................................................        $  (157)           $  (46)
                                                                                     ------------      ------------
                                                                                     ------------      ------------

First quarter of 2007 compared to first quarter of 2006

     In the first quarter of 2007, the venture capital and consulting segment contributed a loss before income taxes of $157,000 to our overall net income before income taxes, compared to a loss before income taxes of $46,000 in the first quarter of 2006. The losses for both periods were attributable to an excess of fixed operating expenses over consulting fee income and investment gains.

     Consulting fees of $205,000 were earned during the first quarter of 2007 compared to $150,000 in the first quarter of 2006, due to the increase in the number of consulting clients. BICC advises Silicon Valley and other telecommunications equipment companies in dealing with large incumbent European and Japanese telecommunications companies.

     Operating expenses in this segment increased by $0.1 million in the first quarter of 2007 compared to the first quarter of 2006 primarily due to higher staff costs allocated to this segment. During 2006, some employees who are normally dedicated to the venture capital and consulting segment spent part of their time on certain corporate matters. During the first quarter of 2007, these employees were able to focus more fully on venture capital and consulting activities.

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

Life Insurance and Annuities

     Certain information regarding our life insurance and annuities segment's results of operations is as follows:

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                     ------------------------------
                                                                                         2007              2006
                                                                                     ------------      ------------
                                                                                             (In thousands)
Revenues and net investment gains:
Investment income.................................................................      $     166         $     271
Net realized investment gains.....................................................          1,198                 -
                                                                                     ------------      ------------
Total revenues and net investment gains...........................................          1,364               271

Expenses:
Amounts credited on insurance policyholder accounts ..............................             30               170
General and administrative expenses ..............................................            183               182
                                                                                     ------------      ------------
Total expenses....................................................................            213               352
                                                                                     ------------      ------------
Income (loss) before income tax expense...........................................      $   1,151         $     (81)
                                                                                     ------------      ------------
                                                                                     ------------      ------------

     As previously disclosed in our 2002 through 2006 Annual Reports on Form 10-K, on July 2, 2002, we announced that LPAL would discontinue writing new policies effective immediately. The decision to discontinue the issuance of new policies was made to avoid the increased capital requirements created by additional policyholder liabilities. Subsequent to this announcement, LPAL policy surrenders increased substantially. Approximately 99% of LPAL's $140.2 million in policyholder liabilities as of June 30, 2002 have now been surrendered or have matured as of March 31, 2007. Policyholder liabilities as of March 31, 2007 were $2.0 million. Almost all of the surrenders since June 30, 2002 occurred in the second half of 2002; most of the decrease in policyholder liabilities since the end of 2002 is attributable to policy maturities.

     LPAL  now  focuses  on  managing  the  remaining   block  of   policyholder
liabilities. There are no plans currently to write new policies.

First quarter of 2007 compared to first quarter of 2006

     In the first quarter of 2007, LPAL contributed income before income taxes of $1.2 million to our overall income before income taxes, compared to a loss of $81,000 in the first quarter of 2006.

     The spread between investment income and amounts credited to policyholders improved during the first quarter of 2007 compared to the first quarter of 2006, from $101,000 to $136,000, primarily due to increased returns on invested assets resulting from more investments in corporate bonds instead of lower-yielding cash equivalents, and an increasing interest rate environment. Interest income on investments declined by $105,000 to $166,000 in the first quarter of 2007, primarily due to the decline in the level of LPAL's corporate bond investments, which was consistent with the decline in policyholder liabilities since the first quarter of 2006. The level of corporate bonds held by LPAL decreased from $16.3 million at March 31, 2006 to $6.0 million at March 31, 2007. Interest credited on policyholder accounts decreased by $140,000 to $30,000 in the first quarter of 2007, compared with the first quarter of 2006. This decrease was primarily due to policy maturities since the first quarter of 2006. The average rate credited to policyholders was 4.5% during the first quarter of 2007, compared with 5.2% in the first quarter of 2006.

     Total invested assets decreased to $13.9 million as of March 31, 2007, compared with $14.5 million as of December 31, 2006, primarily due to policyholder benefits paid of $1.7 million during the first quarter of 2007. On total average invested assets in the first quarter of 2007, the average annualized net return, including realized investment gains, was 38.8%, compared with 4.2% in the first quarter of 2006. Realized investment gains for the first quarter of 2007 were $1,2 million. This amount was received in January 2007 and represented a partial distribution resulting from the settlements achieved in the WorldCom, Inc. securities litigation. LPAL held certain WorldCom, Inc. publicly traded bonds which it sold at a loss in 2002. This payment reverses part of the realized loss recorded in 2002. LPAL expects to receive an additional $0.4 million as a final distribution later in 2007. However, such an amount and receipt is uncertain at this time.

     Policyholder liabilities as of March 31, 2007 were $2.0 million of which $1.9 million is scheduled to mature during the next three months of 2007. The maturity profile of LPAL's corporate bond portfolio has been structured to match approximately the maturity profile of LPAL's policies. In the absence of redemptions, policyholder liabilities are projected to be approximately $0.1 million at the end of 2007.

     Included in general and administrative expenses for the first quarter of 2007 are $44,000 of employee severance costs. Excluding the $44,000 of employee severance costs, general and administrative expenses for the first quarter of 2007 were $139,000, compared to $182,000 for the first quarter of 2006. This $43,000 decrease was due primarily to reduced staff and facilities costs.

Corporate and Other

First quarter of 2007 compared to first quarter of 2006

     Corporate expenses decreased by $0.3 million to $0.4 million in the first quarter of 2007, compared to the first quarter of 2006. This decrease is primarily explained by the settlement of the SunGard litigation matter during 2006.

Consolidated Income (Loss) Before Income Tax Expense

First quarter of 2007 compared to first quarter of 2006

     Our consolidated income before income tax expense was $0.7 million in the first quarter of 2007, compared to a loss before income tax expense of $0.7 million in the first quarter of 2006. This loss reversal was due primarily to a $1.2 million realized gain from the partial settlement proceeds from the WorldCom, Inc. securities litigation and a decline in operating expenses of $0.2 million (primarily lower legal expenses related to the SunGard matter as discussed above).

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

First quarter of 2007 compared to first quarter of 2006

     We recorded only $2,000 of tax expense in the first quarter of 2007, related to minimum California taxes. Gains of $0.5 million were contributed by our Jersey and Guernsey operations during the period, which primarily consisted of untaxed investment gains. Losses of $0.2 million were contributed by our U.S. subsidiaries during the period; however, we did not recognize any U.S. tax benefits due to the 100% valuation allowances that we have provided for all deferred tax assets.

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


LIQUIDITY AND CAPITAL RESOURCES

     Our cash and cash equivalents increased during the first quarter of 2007 by $3.0 million to $9.7 million. This increase in cash and cash equivalents primarily resulted from $5.2 million provided by investing activities partially offset by $0.5 million and $1.7 million of cash used in operating activities and financing activities, respectively. Cash provided by investing activities primarily related to the maturity of fixed maturity securities held by the LPAL and the Group, and the $1.2 million of WorldCom, Inc. securities litigation proceeds received by LPAL. Cash used in financing activities related to insurance policyholder benefits paid by LPAL. Cash used in operating activities primarily resulted from the excess of expenses over revenues (excluding investment gains and losses) for the first quarter of 2007. As of March 31, 2007, our cash and cash equivalents, excluding the amount held by LPAL, amounted to $2.8 million, an increase of $0.5 million from December 31, 2006. We received $1.0 million in proceeds from a corporate bond that matured during the first quarter of 2007.

     Shareholders' equity increased during the first quarter of 2007 by $0.7 million from $15.9 million at December 31, 2006 to $16.6 million at March 31, 2007, primarily due to the net income for the period. As of March 31, 2007 and December 31, 2006, $62.6 million of our Ordinary Shares, at cost, held by the employee benefit trusts have been netted against shareholders' equity.

     As discussed above in "Results of Operations by Business Segment - Life Insurance and Annuities," LPAL discontinued issuing new policies in July 2002. During the first quarter of 2007, LPAL continued to service its existing policyholders. During this period, policy surrenders totaled $27,000 and policy maturities totaled $1.7 million. Policyholder liabilities were $2.0 million as of March 31, 2007, compared to $3.6 million as of December 31, 2006. We do not expect significant surrender activity during the remaining nine months of 2007; however, all but the remaining seven-year policies, approximately $1.9 million of policyholder liabilities, are scheduled to mature during this period. LPAL has sufficient liquid resources to fund these maturities. As of March 31, 2007, LPAL had cash of $6.9 million, accrued interest receivable of $0.2 million and corporate bonds of $6.0 million. In addition, LPAL expects to receive an additional $0.4 million as a final distribution later in 2007 from the settlements achieved in the WorldCom, Inc. securities litigation. However, such an amount and receipt is uncertain at this time.

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

     As of March 31, 2007, we had no bank borrowings, guarantee obligations, material commitments outstanding for capital expenditures or additional funding for private equity portfolio companies.

     As of March 31, 2007, we had $2.8 million of cash and cash equivalents and $2.0 million in short-term bonds, excluding cash and bonds held by our life insurance and annuities segment. We believe that this cash balance and the bond maturity proceeds are sufficient to fund our operations (venture capital and corporate activities) over at least the next 12 months.


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

     Interest income earned on excess cash and cash equivalents in LPAL and in the remainder of the Group is expected to be approximately $0.5 million during the remainder of 2007, therefore movements in market interest rates should not have a material impact on our consolidated results.

Equity Price Risk

     In prior years, we held levels of listed equity securities which exposed us to significant equity price risk and resulting volatility in our reported earnings. By the end of September 2006, we sold all of our listed equity holdings and thus we are no longer exposed to equity price risk on listed equity securities.

     As of March 31, 2007, we held $0.8 million in private corporate equity securities of technology companies for which liquid markets do not exist. Private equity prices do not fluctuate directly with public equity markets, but significant market movements may trigger a review for other-than-temporary adjustment of the carrying values of our private equity securities. The risks inherent in these private equity investments relate primarily to the viability of the investee companies. We try to mitigate these risks in various ways, including performing extensive due diligence prior to making an investment, and regularly reviewing the progress of the investee companies.


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

     There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2007 that materially affected, or that could reasonably likely materially affect, our internal controls over financial reporting.

                           PART II - OTHER INFORMATION


Item 1A.   RISK FACTORS

     There are no material changes from the risk factors as previously disclosed in our Form 10-K for the year ended December 31, 2006 in response to Item 1A to
Part I of Form 10-K.


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



                                            BERKELEY TECHNOLOGY LIMITED
                                            (Registrant)

Date:  May  15, 2007            By:    /s/  Ian K. Whitehead

                                            Ian K. Whitehead
                                            Chief Financial Officer

                                            (Principal Financial and Accounting
                                            Officer and Duly Authorized Officer
                                            of the Registrant)

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

               EXHIBIT INDEX FOR THE QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2007

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