Form 10-Q
period 2007-06-30
BERKELEY TECHNOLOGY LTD
filed 2007-08-14
CIK 891377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-Q

(Mark One)

/X/           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2007

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

     As of August 14, 2007, the registrant had outstanding 64,439,073 Ordinary Shares, par value $0.05 per share.

                                TABLE OF CONTENTS

                                     PART I

                              FINANCIAL INFORMATION

                                                                                                             Page
Item 1.    Financial Statements:

           Unaudited Condensed Consolidated Balance Sheets as of June 30, 2007 and
               December 31, 2006............................................................................    3

           Unaudited Condensed Consolidated Statements of Operations for the three and six months
               ended June 30, 2007 and 2006.................................................................    4

           Unaudited Condensed Consolidated Statements of Cash Flows for the six months
               ended June 30, 2007 and 2006.................................................................    5

           Unaudited Consolidated Statement of Changes in Shareholders' Equity for the six months
               ended June 30, 2007..........................................................................    6

           Unaudited Consolidated Statements of Comprehensive Income for the three and six months
               ended June 30, 2007 and 2006.................................................................    7

           Notes to Unaudited Condensed Consolidated Financial Statements...................................    8

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations............   18

Item 3.    Quantitative and Qualitative Disclosures About Market Risk ......................................   25

Item 4.    Controls and Procedures..........................................................................   26


                                     PART II

                                OTHER INFORMATION

Item 1A.   Risk Factors.....................................................................................   27

Item 6.    Exhibits.........................................................................................   27

Signature  .................................................................................................   28

Exhibit Index ..............................................................................................   29


                         PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                       June 30,        December 31,
                                                                                         2007              2006
                                                                                     ------------      ------------
                                            ASSETS

Investments (principally of life insurance subsidiary):
   Fixed maturities:
     Available-for-sale, at fair value (amortized cost: $1,000 and $9,021
       as of June 30, 2007 and December 31, 2006, respectively)...................   $        999      $      9,007
     Held-to-maturity, at amortized cost (fair value: $0 and $3,004 as of
       June 30, 2007 and December 31, 2006, respectively).........................              -             3,009
   Equity securities:.............................................................
     Available-for-sale, at estimated fair value (cost: $844 as of
       June 30, 2007 and December 31, 2006).......................................            844               844
                                                                                     ------------      ------------
Total investments.................................................................          1,843(1)         12,860

Cash and cash equivalents.........................................................         14,676(1)          6,707
Accrued investment income.........................................................             34               304
Other assets......................................................................            549               366
                                                                                     ------------      ------------
Total assets......................................................................        $17,102           $20,237
                                                                                     ------------      ------------
                                                                                     ------------      ------------

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Life insurance policy liabilities.................................................   $        189      $      3,640
Accounts payable and accruals.....................................................            574               674
                                                                                     ------------      ------------
Total liabilities.................................................................            763             4,314
                                                                                     ------------      ------------
Commitments and contingencies (see Note 7)

Shareholders' equity:
Ordinary shares, $0.05 par value per share: 86,400,000 shares authorized;
   64,439,073 shares issued and outstanding as of June 30, 2007 and
   December 31, 2006..............................................................          3,222             3,222
Additional paid-in capital........................................................         67,745            67,718
Retained earnings.................................................................          8,370             7,999
Employee benefit trusts, at cost (13,522,381 shares as of
   June 30, 2007 and December 31, 2006)...........................................        (62,598)          (62,598)
Accumulated other comprehensive loss..............................................           (400)             (418)
                                                                                     ------------      ------------
Total shareholders' equity........................................................         16,339            15,923
                                                                                     ------------      ------------
Total liabilities and shareholders' equity........................................   $     17,102      $     20,237
                                                                                     ------------      ------------
                                                                                     ------------      ------------

(1)   Includes $1,843 of investments and $10,311 of cash and cash equivalents in the Company's insurance subsidiary
      (London Pacific Assurance Limited ("LPAL")) which are not currently available to fund the operations or commitments of the Company or its other subsidiaries.

 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share and ADS amounts)

                                                                       Three Months Ended       Six Months Ended
                                                                            June 30,                June 30,
                                                                    ----------------------   ----------------------
                                                                        2007        2006        2007        2006
                                                                    ----------  ----------   ----------  ----------
Revenues:
Investment income.................................................  $      205  $      284   $      436  $      638
Insurance policy charges..........................................           -           2            -           2
Consulting and other fee income...................................         365         160          570         314
Net realized investment gains.....................................           -           -        1,198           -
Change in net unrealized investment gains and losses
   on trading securities..........................................           -         (33)           -          24
                                                                    ----------  ----------   ----------  ----------
                                                                           570         413        2,204         978
Expenses:
Amounts credited on insurance policyholder accounts...............          10         137           40         307
Operating expenses................................................         867       1,294        1,791       2,410
                                                                    ----------  ----------   ----------  ----------
                                                                           877       1,431        1,831       2,717
                                                                    ----------  ----------   ----------  ----------
Income (loss) from continuing operations
   before income tax expense......................................        (307)     (1,018)         373      (1,739)

Income tax expense................................................           -           -            2           5
                                                                    ----------  ----------   ----------  ----------
Income (loss) from continuing operations..........................        (307)     (1,018)         371      (1,744)

Discontinued operations:
Loss on disposal of discontinued operations,
   net of income tax expense (benefit) of $0......................           -      (1,000)           -      (1,000)
                                                                    ----------  ----------   ----------  ----------
Loss on discontinued operations...................................           -      (1,000)           -      (1,000)
                                                                    ----------  ----------   ----------  ----------
Net income (loss).................................................  $     (307) $   (2,018)  $      371  $   (2,744)
                                                                    ----------  ----------   ----------  ----------
                                                                    ----------  ----------   ----------  ----------


Basic and diluted earnings (loss) per share:
Continuing operations.............................................  $    (0.01) $    (0.02)  $     0.01  $    (0.03)
Discontinued operations...........................................           -       (0.02)           -       (0.02)
                                                                    ----------  ----------   ----------  ----------
                                                                    $    (0.01) $    (0.04)  $     0.01  $    (0.05)
                                                                    ----------  ----------   ----------  ----------
                                                                    ----------  ----------   ----------  ----------
Basic and diluted earnings (loss) per ADS:
Continuing operations.............................................  $    (0.06) $    (0.20)  $     0.07  $    (0.34)
Discontinued operations...........................................           -       (0.20)           -       (0.20)
                                                                    ----------  ----------   ----------  ----------
                                                                    $    (0.06) $    (0.40)  $     0.07  $    (0.54)
                                                                    ----------  ----------   ----------  ----------
                                                                    ----------  ----------   ----------  ----------


 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                     ------------------------------
                                                                                         2007              2006
                                                                                     ------------      ------------

Net cash used in operating activities.............................................   $       (733)     $       (544)


Cash flows from investing activities:
Purchases of held-to-maturity fixed maturity securities...........................              -            (3,035)
Purchases of available-for-sale fixed maturity securities.........................              -            (9,082)
Proceeds from maturity of held-to-maturity fixed maturity securities..............          3,000             7,000
Proceeds from sale and maturity of available-for-sale fixed maturity securities...          8,000             8,701
Partial proceeds from WorldCom, Inc. securities litigation settlement.............          1,198                 -
                                                                                     ------------      ------------
Net cash provided by investing activities.........................................         12,198             3,584
                                                                                     ------------      ------------

Cash flows from financing activities:
Insurance policyholder benefits paid..............................................         (3,510)           (5,603)
                                                                                     ------------      ------------
Net cash used in financing activities ............................................         (3,510)           (5,603)
                                                                                     ------------      ------------

Net increase (decrease) in cash and cash equivalents .............................          7,955            (2,563)
Cash and cash equivalents at beginning of period..................................          6,707            10,039
Foreign currency translation adjustment ..........................................             14               229
                                                                                     ------------      ------------
Cash and cash equivalents at end of period (1)....................................   $     14,676      $      7,705
                                                                                     ------------      ------------
                                                                                     ------------      ------------

(1) The amount for June 30, 2007 includes $10,311 in the Company's insurance subsidiary (LPAL) which is not currently available to fund the operations or commitments of the Company or its other subsidiaries.


 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)


                                                                                            Accumulated
                                                                                              Other
                                   Ordinary Shares     Additional               Employee      Compre-      Total
                                 -------------------    Paid-in    Retained      Benefit     hensive    Shareholders'
                                   Number    Amount     Capital    Earnings      Trusts        Loss        Equity
                                 --------   --------   ---------   ---------   ----------   ----------   -----------
Balance as of
   December 31, 2006............   64,439   $  3,222   $  67,718   $   7,999   $  (62,598)  $     (418)  $   15,923

Net income .....................        -          -           -         371            -            -          371
Share based compensation,
   including income tax
   effect of $0.................        -          -          27           -            -            -           27
Change in net unrealized
   gains and losses on
   available-for-sale securities.       -          -           -           -            -           13           13
Foreign currency translation
   adjustment...................        -          -           -           -            -            5            5
                                 --------   --------   ---------   ---------   ----------   ----------   ----------
Balance as of June 30, 2007.....   64,439   $  3,222   $  67,745   $   8,370   $  (62,598)  $     (400)  $   16,339
                                 --------   --------   ---------   ---------   ----------   ----------   ----------
                                 --------   --------   ---------   ---------   ----------   ----------   ----------




 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                                      Three Months Ended       Six Months Ended
                                                                            June 30,                June 30,
                                                                    ----------------------   ----------------------
                                                                       2007        2006         2007        2006
                                                                    ----------  ----------   ----------  ----------

Net income (loss).................................................  $     (307) $   (2,018)  $      371  $   (2,744)

Other comprehensive income (loss), net of deferred income taxes:

Foreign currency translation adjustments, net of income
   taxes of $0....................................................           6         (16)           5         (14)

Change in net unrealized gains and losses:
   Unrealized holding gains and losses on available-for-sale
     securities...................................................           4         (29)          13         (67)
   Reclassification adjustment for gains and losses included
     in net income (loss).........................................           -          (4)           -          10
   Deferred income taxes..........................................           -           -            -           -
                                                                    ----------  ----------   ----------  ----------
Other comprehensive income (loss).................................          10         (49)          18         (71)
                                                                    ----------  ----------   ----------  ----------
Comprehensive income (loss).......................................  $     (297) $   (2,067)  $      389  $   (2,815)
                                                                    ----------  ----------   ----------  ----------
                                                                    ----------  ----------   ----------  ----------



 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007

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

     The results for the six month period ended June 30, 2007 are not indicative of the results to be expected for the full fiscal year.

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

     The Company has also issued Ordinary Share warrants to the Bank of Scotland in connection with the Company's bank facility (now terminated), which are also considered potential common stock under SFAS 128. Diluted earnings per share is calculated by dividing net income by the weighted-average number of Ordinary Shares outstanding during the applicable period as adjusted for these potentially dilutive options and warrants which are determined based on the "Treasury Stock Method." As the Company recorded a net loss for both of the three month periods ended June 30, 2007 and 2006, and for the six month period ended June 30, 2006, the calculations of diluted loss per share for these periods do not include potentially dilutive employee share options and warrants issued to the Bank of Scotland as they are anti-dilutive and, if included, would have resulted in a reduction of the net loss per share. If the Company had reported net income for both of the three month periods ended June 30, 2007 and 2006, and for the six month period ended June 30, 2006, there would have been an additional 409,091, 16,250 and 8,125 shares, respectively, included in the calculations of diluted earnings per share for these periods.

     Earnings (loss) per ADS is equivalent to ten times earnings (loss) per Ordinary Share.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     A reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share calculations is as follows:

                                                                       Three Months Ended       Six Months Ended
                                                                            June 30,                June 30,
                                                                    ----------------------   ----------------------
                                                                       2007        2006         2007        2006
                                                                    ----------  ----------   ----------  ----------
                                                                              (In thousands, except share,
                                                                               per share and ADS amounts)

Income (loss) from continuing operations..........................  $     (307) $   (1,018)  $      371  $   (1,744)
Loss on discontinued operations...................................           -      (1,000)           -      (1,000)
                                                                    ----------  ----------   ----------  ----------
Net income (loss).................................................  $     (307) $   (2,018)  $      371  $   (2,744)
                                                                    ----------  ----------   ----------  ----------
                                                                    ----------  ----------   ----------  ----------


Basic earnings (loss) per share and ADS:
Weighted-average number of Ordinary Shares outstanding,
   excluding shares held by the employee benefit trusts...........  50,916,692  50,916,692   50,916,692  50,916,692
                                                                    ----------  ----------   ----------  ----------
                                                                    ----------  ----------   ----------  ----------

Basic earnings (loss) per share:
Continuing operations.............................................  $    (0.01) $    (0.02)  $     0.01  $    (0.03)
Discontinued operations...........................................           -       (0.02)           -       (0.02)
                                                                    ----------  ----------   ----------  ----------
                                                                    $    (0.01) $    (0.04)  $     0.01  $    (0.05)
                                                                    ----------  ----------   ----------  ----------
                                                                    ----------  ----------   ----------  ----------
Basic earnings (loss) per ADS:
Continuing operations.............................................  $    (0.06) $    (0.20)  $     0.07  $    (0.34)
Discontinued operations...........................................           -       (0.20)           -       (0.20)
                                                                    ----------  ----------   ----------  ----------
                                                                    $    (0.06) $    (0.40)  $     0.07  $    (0.54)
                                                                    ----------  ----------   ----------  ----------
                                                                    ----------  ----------   ----------  ----------
Diluted earnings (loss) per share and ADS:
Weighted-average number of Ordinary Shares outstanding,
   excluding shares held by the employee benefit trusts...........  50,916,692  50,916,692   50,916,692  50,916,692
Effect of dilutive securities (warrants and employee share
   options).......................................................           -           -      204,546           -
                                                                    ----------  ----------   ----------  ----------
Weighted-average number of Ordinary Shares used in
   diluted earnings per share calculations........................  50,916,692  50,916,692   51,121,238  50,916,692
                                                                    ----------  ----------   ----------  ----------
                                                                    ----------  ----------   ----------  ----------

Diluted earnings (loss) per share:
Continuing operations.............................................  $    (0.01) $    (0.02)  $     0.01  $    (0.03)
Discontinued operations...........................................           -       (0.02)           -       (0.02)
                                                                    ----------  ----------   ----------  ----------
                                                                    $    (0.01) $    (0.04)  $     0.01  $    (0.05)
                                                                    ----------  ----------   ----------  ----------
                                                                    ----------  ----------   ----------  ----------
Diluted earnings (loss) per ADS:
Continuing operations.............................................  $    (0.06) $    (0.20)  $     0.07  $    (0.34)
Discontinued operations...........................................           -       (0.20)           -       (0.20)
                                                                    ----------  ----------   ----------  ----------
                                                                    $    (0.06) $    (0.40)  $     0.07  $    (0.54)
                                                                    ----------  ----------   ----------  ----------
                                                                    ----------  ----------   ----------  ----------

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

     An analysis of fixed maturity securities is as follows:


                                                 June 30, 2007                                  December 31, 2006
                                 ----------------------------------------------   ----------------------------------------------
                                               Gross       Gross     Estimated                  Gross        Gross    Estimated
                                 Amortized   Unrealized  Unrealized     Fair       Amortized  Unrealized  Unrealized     Fair
                                    Cost       Gains       Losses      Value         Cost       Gains       Losses      Value
                                 ----------  ----------  ----------  ----------   ----------  ----------  ----------  ----------
                                                                         (In thousands)
Available-for-Sale:
Non-U.S. corporate
   debt securities.........      $        -  $        -  $        -  $        -   $    4,017  $        -  $       (6) $    4,011
Corporate debt securities..           1,000           -          (1)        999        5,004           -          (8)      4,996
                                 ----------  ----------  ----------  ----------   ----------  ----------  ----------  ----------
                                      1,000           -          (1)        999        9,021           -         (14)      9,007
                                 ----------  ----------  ----------  ----------   ----------  ----------  ----------  ----------
Held-to-Maturity:
Corporate debt securities..               -           -           -           -        3,009           -          (5)      3,004
                                 ----------  ----------  ----------  ----------   ----------  ----------  ----------  ----------
                                          -           -           -           -        3,009           -          (5)      3,004
                                 ----------  ----------  ----------  ----------   ----------  ----------  ----------  ----------
Total fixed maturity securities  $    1,000  $        -  $       (1) $      999   $   12,030  $        -  $      (19) $   12,011
                                 ----------  ----------  ----------  ----------   ----------  ----------  ----------  ----------
                                 ----------  ----------  ----------  ----------   ----------  ----------  ----------  ----------


                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Investment Concentration and Risk

     As of June 30, 2007, the Group held one investment grade fixed maturity security with a book value of $999,000 which represents less than 10% of the Group's shareholders' equity as of June 30, 2007.

     As of June 30, 2007, the Company's Jersey based life insurance subsidiary, LPAL, owned 100% of the Group's $1.8 million in investments, including a private corporate equity security valued at $0.8 million. Subsequent to June 30, 2007, LPAL invested $1.0 million in another private corporate equity security. LPAL is a regulated insurance company, and as such it must meet stringent capital adequacy requirements and it may not make any distributions without the consent of LPAL's independent actuary. LPAL's investments are therefore not currently available to fund the operations or commitments of the Company or its other subsidiaries.

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


Note 4.    Other Assets

       An analysis of other assets is as follows:

                                                                                       June 30,        December 31,
                                                                                         2007              2006
                                                                                     ------------      ------------
                                                                                              (In thousands)

Property, equipment and leasehold improvements, net...............................   $         14      $         17
Prepayments.......................................................................            123               195
Receivables:
   Due from broker................................................................              -                 1
   Fee income receivable..........................................................            376               169
   Other receivables..............................................................             70                18
   Allowance for doubtful accounts................................................            (34)              (34)
                                                                                     ------------      ------------
Total other assets................................................................   $        549      $        366
                                                                                     ------------      ------------
                                                                                     ------------      ------------

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

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

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

     Share based compensation expense recognized in the Company's consolidated statement of operations for the first quarter of 2006 includes compensation expense for share options granted prior to, but not yet vested as of December 31, 2005, based on the fair value estimated as of the date of grant in accordance with the provisions of SFAS 123R. No share options were granted during all of 2006. Share based compensation expense for the second quarter and first six months of 2007 includes compensation expense for share options granted prior to, but not yet vested as of December 31, 2006, as well as compensation expense for 4.5 million share options granted on March 27, 2007. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share based compensation expense calculated in accordance with SFAS 123R is to be based on awards ultimately expected to vest, and therefore the expense should be reduced for estimated forfeitures. The Company's estimated forfeiture rate of zero percent for both the three month periods ended June 30, 2007 and 2006, and for both the six months ended June 30, 2007 and 2006, is based upon the fact that all unvested options relate to longstanding employees and directors.

     SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company's loss position, and as the Company had no tax deductions related to share option exercises, there were no such tax benefits during the first six months of 2007 or 2006.

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

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Valuation and expense information under SFAS 123R

     The estimated fair value of share option compensation awards to employees and directors, as calculated using the Black-Scholes option pricing model as of the date of grant, is amortized using the straight-line method over the vesting period of the options. For the three months ended June 30, 2007 and 2006, compensation expense related to share options under SFAS 123R totaled $22,000 and $15,000, respectively, and is included in operating expenses in the accompanying statement of operations. For the six months ended June 30, 2007 and 2006, compensation expense related to share options under SFAS 123R totaled $27,000 and $47,000, respectively.

     During the first quarter of 2007, as noted above, 4,500,000 options were granted with an exercise price equal to the fair market value of the underlying shares on the grant date which was $0.10. There were no new option grants during the second quarter of 2007. At June 30, 2007, there were 9,725,000 options outstanding with a weighted average exercise price of $1.44. Of these options, 4,725,000 were exercisable at June 30, 2007, and these have a weighted average exercise price of $2.85. The remaining 5,000,000 options were unvested at June 30, 2007. These unvested options have a weighted average exercise price of $0.11. As of June 30, 2007, total unrecognized compensation expense related to unvested share options was $297,000, of which $43,000 is expected to be recognized during the remainder of 2007 and the balance of $254,000 is expected to be recognized over 2008 through 2011.

     The weighted-average fair value of share based payments was estimated using a Black-Scholes option pricing model with the following assumptions:

                                                                      Three Months Ended        Six Months Ended
                                                                            June 30,                June 30,
                                                                    ----------------------   ----------------------
                                                                       2007      2006 (1)       2007      2006 (1)
                                                                    ----------  ----------   ----------  ----------
Expected stock price volatility...................................           -           -          66%           -
Risk-free interest rate...........................................           -           -        4.52%           -
Expected term (in years)..........................................           -           -         6.25           -
Dividend yield....................................................           -           -            -           -

(1) No grants were made in the three months ended June 30, 2007 and 2006, and in the six months ended June 30, 2006.

     For additional information relating to the Group's Ordinary Share options, see Note 13 to the Company's consolidated financial statements included in its Form 10-K for the year ended December 31, 2006.


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

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

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

     Under its Memorandum and Articles of Association, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company maintains directors and officers liability insurance that limits the Company's exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of June 30, 2007.

     The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, clients and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions sometime include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2007.


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

     Summary revenue and investment gain (loss) information by geographic segment, based on the domicile of the Group company generating those revenues, is as follows:

                                                                       Three Months Ended       Six Months Ended
                                                                            June 30,                June 30,
                                                                    ----------------------   ----------------------
                                                                       2007        2006         2007        2006
                                                                    ----------  ----------   ----------  ----------
                                                                                     (In thousands)

Jersey............................................................  $      155  $      263   $    1,527  $      535
Guernsey..........................................................          21          26           47          55
United States.....................................................         394         124          630         388
                                                                    ----------  ----------   ----------  ----------
Consolidated revenues and net investment gains and
   losses.........................................................  $      570  $      413   $    2,204  $      978
                                                                    ----------  ----------   ----------  ----------
                                                                    ----------  ----------   ----------  ----------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

     Revenues and income (loss) for continuing operations before income tax expense for the Company's reportable operating segments, based on management's internal reporting structure, were as follows:

                                                                      Three Months Ended        Six Months Ended
                                                                            June 30,                June 30,
                                                                    ----------------------   ----------------------
                                                                        2007        2006        2007        2006
                                                                    ----------  ----------   ----------  ----------
                                                                                     (In thousands)
Revenues and net investment gains and losses:
Venture capital and consulting ...................................  $      365  $      123   $      570  $      330
Life insurance and annuities .....................................         147         252        1,511         523
                                                                    ----------  ----------   ----------  ----------
                                                                           512         375        2,081         853
Reconciliation of segment amounts to consolidated amounts:
Interest and other fee income.....................................          58          38          123         125
                                                                    ----------  ----------   ----------  ----------
Consolidated revenues and net investment gains
   and losses.....................................................  $      570  $      413   $    2,204  $      978
                                                                    ----------  ----------   ----------  ----------
                                                                    ----------  ----------   ----------  ----------

Income (loss) before income taxes:
Venture capital and consulting ...................................  $       27  $     (127)  $     (130) $     (173)
Life insurance and annuities .....................................          (1)        (63)       1,150        (144)
                                                                    ----------  ----------   ----------  ----------
                                                                            26        (190)       1,020        (317)
Reconciliation of segment amounts to consolidated amounts:
Interest and other fee income ....................................          58          38          123         125
Corporate expenses ...............................................        (391)       (866)        (770)     (1,547)
                                                                    ----------  ----------   ----------  ----------
Consolidated income (loss) from continuing operations
   before income tax expense......................................  $     (307) $   (1,018)  $      373  $   (1,739)
                                                                    ----------  ----------   ----------  ----------
                                                                    ----------  ----------   ----------  ----------



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     As used herein, the terms "registrant," "Company," "we," "us" and "our" refer to Berkeley Technology Limited. Except as the context otherwise requires, the term "Group" refers collectively to the registrant and its subsidiaries.

     This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements, and the notes thereto, included in this quarterly report, and the December 31, 2006 audited consolidated financial statements, and the notes thereto, included in our 2006 Annual Report on Form 10-K filed with the SEC on March 23, 2007. The unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. This item should also be read in conjunction with the "Forward-Looking Statements and Factors That May Affect Future Results" which are set forth below and in our other filings with the SEC.

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

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Venture Capital and Consulting

     Certain information regarding our venture capital and consulting segment's results of operations is as follows:

                                                                      Three Months Ended        Six Months Ended
                                                                            June 30,                June 30,
                                                                    ----------------------   ----------------------
                                                                       2007        2006         2007        2006
                                                                    ----------  ----------   ----------  ----------
                                                                                     (In thousands)
Revenues and net investment gains (losses):
Consulting fees...................................................  $      365  $      156   $      570  $      306
Change in net unrealized investment gains and losses on
   trading securities.............................................           -         (33)           -          24
                                                                    ----------  ----------   ----------  ----------
Total revenues and net investment gains (losses)..................         365         123          570         330

Operating expenses................................................         338         250          700         503
                                                                    ----------  ----------   ----------  ----------
Income (loss) from continuing operations
    before income tax expense.....................................  $       27  $     (127)  $     (130) $     (173)
                                                                    ----------  ----------   ----------  ----------
                                                                    ----------  ----------   ----------  ----------

Second quarter of 2007 compared to second quarter of 2006

     In the second quarter of 2007, the venture capital and consulting segment contributed income before income taxes of $27,000 to our overall loss from continuing operations before income taxes, compared to a loss before income taxes of $127,000 in the second quarter of 2006. The improved results for the second quarter of 2007 were attributable primarily to higher consulting fee income.

     The venture capital and consulting segment earned consulting fees of $365,000 during the second quarter of 2007, an increase of $209,000 from the second quarter of 2006, due to an increase in the number of consulting clients. BICC works with Silicon Valley telecommunications equipment and application software companies in dealing with large incumbent European telecommunications companies. It also represents strategic investors operating in the telecommunications industry seeking to invest in Silicon Valley firms at the forefront of technology innovation.

     Operating expenses increased by $88,000 to $338,000 in the second quarter of 2007 compared to the second quarter of 2006, primarily due to higher staff costs allocated to this segment. During 2006, some employees who are normally dedicated to the venture capital and consulting segment spent part of their time on certain corporate matters. During the second quarter of 2007, these employees were able to focus more fully on venture capital and consulting activities.

     In prior years, this segment's results were significantly impacted by fluctuations in the market value of its portfolio of listed equity securities. As of the end of the third quarter of 2006, all listed equity investments had been sold, and our results are no longer impacted by equity market volatility.

First six months of 2007 compared to first six months of 2006

     In the first six months of 2007, the venture capital and consulting segment contributed a loss before income taxes of $130,000 to our overall income before income taxes, compared to a loss before income taxes of $173,000 in the first six months of 2006. The lower loss for the first six months of 2007 was attributable primarily to higher consulting fee income, partially offset by an increase in operating expenses.

     Consulting fees increased by $264,000 to $570,000 for the first six months of 2007 due to an increase in the number of consulting clients.

     Operating expenses in this segment increased by $197,000 for the first six months of 2007 compared to the first six months of 2006 primarily due to higher staff costs allocated to this segment. During the first half of 2006, some employees who are normally dedicated to the venture capital and consulting segment spent part of their time on certain corporate matters. During 2007, these employees were able to focus more fully on venture capital and consulting activities.

Life Insurance and Annuities

     Certain information regarding our life insurance and annuities segment's results of operations is as follows:

                                                                      Three Months Ended        Six Months Ended
                                                                            June 30,                June 30,
                                                                    ----------------------   ----------------------
                                                                        2007        2006        2007        2006
                                                                    ----------  ----------   ----------  ----------
                                                                                     (In thousands)
Revenues and net investment gains (losses):
Investment income.................................................  $      147  $      250   $      313  $      521
Insurance policy charges..........................................           -           2            -           2
Net realized investment losses....................................           -           -        1,198           -
Change in net unrealized investment gains and losses on
   trading securities.............................................           -           -            -           -
                                                                    ----------  ----------   ----------  ----------
Total revenues and net investment gains (losses)..................         147         252        1,511         523

Expenses:
Amounts credited on insurance policyholder accounts...............          10         137           40         307
General and administrative expenses...............................         138         178          321         360
                                                                    ----------  ----------   ----------  ----------
Total expenses....................................................         148         315          361         667
                                                                    ----------  ----------   ----------  ----------
Income (loss) from continuing operations
    before income tax expense.....................................  $       (1) $      (63)  $    1,150  $     (144)
                                                                    ----------  ----------   ----------  ----------
                                                                    ----------  ----------   ----------  ----------

     LPAL's policyholder liabilities fell during the second quarter of 2007 by $1.8 million to $0.2 million due to maturing policies. LPAL now focuses on managing the remaining block of policyholder liabilities.

Second quarter of 2007 compared to second quarter of 2006

     In the second quarter of 2007, LPAL contributed a loss before income taxes of $1,000 to our overall loss before income taxes, compared to a loss of $63,000 in the second quarter of 2006.

     Interest income on investments declined by $103,000 to $147,000 in the second quarter of 2007, primarily due to the decline in the level of LPAL's corporate bond investments, which was consistent with the decline in policyholder liabilities since the second quarter of 2006. The level of corporate bonds held by LPAL decreased from $14.6 million at June 30, 2006 to $1.0 million at June 30, 2007. Interest credited on policyholder accounts decreased by $127,000 to $10,000 in the second quarter of 2007, compared with the second quarter of 2006. This decrease was primarily due to policy maturities since the second quarter of 2006. The average rate credited to policyholders was 4.4% during the second quarter of 2007, compared with 5.1% during the second quarter of 2006.

     Total invested assets decreased to $12.2 million as of June 30, 2007, compared with $13.9 million as of March 31, 2007 primarily due to policyholder benefits paid of $1.8 million during the second quarter of 2007. On total average invested assets in the second quarter of 2007, the average annualized net return was 4.6%, compared with 4.8% in the second quarter of 2006.

     Policyholder liabilities as of June 30, 2007 were $189,000. There are only four policies remaining totaling $144,000. These are scheduled to mature in 2009. The balance of $45,000 relates to two death claims which are pending payment.

     General and administrative expenses declined by $40,000 to $138,000 in the second quarter of 2007 compared to the second quarter of 2006. This decrease was due primarily to reduced facilities costs subsequent to the sublease of our Jersey office in mid-2006 and to reduced staff costs due to the reduction in staff in January 2007.

First six months of 2007 compared to first six months of 2006

     In the first six months of 2007, LPAL contributed income before income taxes of $1.2 million to our overall income before income taxes, compared to a loss before income taxes of $0.1 million in the first six months of 2006.

     Interest income on investments declined by $208,000 to $313,000 in the first six months of 2007, primarily due to the decline in the level of LPAL's corporate bond investments, which was consistent with the decline in policyholder liabilities since the first half of 2006. The level of corporate bonds held by LPAL decreased from $14.6 million at June 30, 2006 to $1.0 million at June 30, 2007. Interest credited on policyholder accounts decreased by $267,000 to $40,000 in the first six months of 2007, compared with the first six months of 2006. This decrease was primarily due to policy maturities since the end of the second quarter of 2006. The average rate credited to policyholders was 4.3% during the first six months of 2007, compared with 5.2% during the first six months of 2006.

     Total invested assets decreased to $12.2 million as of June 30, 2007, compared with $14.5 million as of December 31, 2006 primarily due to policyholder benefits paid of $3.5 million during the first six months of 2007. On total average invested assets in the first six months of 2007, the average annualized net return was 22.5%, compared with 4.4% in the first six months of 2006. Realized investment gains for the first six months of 2007 were $1.2 million. This amount was received in January 2007 and represented a partial distribution resulting from the settlements achieved in the WorldCom, Inc. securities litigation. LPAL held certain WorldCom, Inc. publicly traded bonds which it sold at a loss in 2002. This payment reverses part of the realized loss recorded in 2002. LPAL expects to receive an additional $0.4 million as a final distribution later in 2007. However, such an amount and receipt is uncertain at this time.

     Policyholder liabilities as of June 30, 2007 were $189,000. There are only four policies remaining totaling $144,000. These are scheduled to mature in 2009. The balance of $45,000 relates to two death claims which are pending payment.

       Included in general and administrative expenses for the first six months of 2007 are $44,000 of employee severance costs. Excluding the $44,000 of employee severance costs, general and administrative expenses for the first six months of 2007 were $277,000, compared to $360,000 for the first six months of 2006. This $83,000 decrease was due primarily to lower staff costs as well as to lower facilities costs subsequent to the sublease of our Jersey office space in mid-2006.

Corporate and Other

Second quarter of 2007 compared to second quarter of 2006

       Corporate expenses decreased by $0.5 million to $0.4 million in the second quarter of 2007, compared to the second quarter of 2006. This decrease was due primarily to $0.2 million of losses associated with the sublease of our Jersey office recorded in 2006, and due to the settlement of the SunGard litigation matter during 2006 which resulted in lower legal fees and lower staff cost allocations to the corporate segment in the second quarter of 2007.

First six months of 2007 compared to first six months of 2006

     Corporate expenses decreased by $0.8 million to $0.8 million in the first six months of 2007, compared to the first six months of 2006. This decrease was due primarily to losses associated with the sublease of our Jersey office recorded in 2006, and due to the settlement of the SunGard litigation matter during 2006 which resulted in lower legal fees and lower staff cost allocations to the corporate segment in the first six months of 2007.

Consolidated Income (Loss) from Continuing Operations Before Income Tax Expense

Second quarter of 2007 compared to second quarter of 2006

     Our consolidated loss from continuing operations before income tax expense was $0.3 million in the second quarter of 2007, compared to a loss of $1.0 million in the second quarter of 2006. This lower loss was due primarily to a $0.2 million increase in consulting fee income and a $0.4 million decrease in operating expenses. As discussed above, in the second quarter of 2006 there were losses of $0.2 million associated with the sublease of our Jersey office and $0.2 million of legal fees related to the SunGard litigation matter.

     We continue to pursue opportunities to grow the business in the future, however, there is no guarantee that we will be successful in redeveloping our venture capital and consulting operations.

First six months of 2007 compared to first six months of 2006

     Our consolidated income from continuing operations before income tax expense was $0.4 million in the first six months of 2007, compared to a loss of $1.7 million in the first six months of 2006. The improved results for the first six months of 2007 were due primarily to the $1.2 million realized gain from the partial settlement proceeds from the WorldCom, Inc. securities litigation, the $0.25 million increase in consulting fee income, and the $0.6 million decrease in operating expenses. The decrease in operating expenses was primarily attributable to the non-recurring losses related to the Jersey office sublease and the legal fees related to the SunGard litigation matter in the first six months of 2006.

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

Second quarter of 2007 compared to second quarter of 2006

     We had no tax expense and recorded no tax benefits in the second quarter of 2007, though we had a $0.3 million loss before income taxes. Although $0.3 million of losses were contributed by our Jersey and Guernsey operations during the second quarter of 2006, we did not recognize any tax benefits due to the uncertainty surrounding their recovery before expiry. Losses of $30,000 were contributed by our U.S. subsidiaries during the period; however, we did not recognize any U.S. tax benefits due to the 100% valuation allowances that we have provided for all deferred tax assets.

First six months of 2007 compared to first six months of 2006

     We recorded only $2,000 of tax expense in the first six months of 2007, related to minimum California taxes. Net income of $0.6 million was contributed by our Jersey and Guernsey operations during the period, which included $1.2 million of untaxed investment gains related to the partial WorldCom, Inc.
litigation settlement. Losses of $0.3 million were contributed by our U.S. subsidiaries during the period; however, we did not recognize any U.S. tax benefits due to the 100% valuation allowances that we have provided for all deferred tax assets.

Discontinued Operations

Second quarter (and first six months) of 2007 compared to second quarter (and first six months) of 2006

     The $1.0 million loss on discontinued operations for the second quarter of 2006 resulted from the write-off of the $1.0 million of cash held in escrow which was part of the proceeds from the sale of LPA in June 2003 held back to cover any of the Group's indemnity obligations (see Note 4 "Cash Held in Escrow" of our Consolidated Financial Statements included in our Form 10-K for the year ended December 31, 2006).


CRITICAL ACCOUNTING POLICIES

     Management has identified those accounting policies that are most important to the accurate portrayal of our financial condition and results of operations and that require management's most complex or subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These most critical accounting policies pertain to our investments and life insurance policy liabilities, and are described below.

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

LIQUIDITY AND CAPITAL RESOURCES

     Our cash and cash equivalents increased during the first six months of 2007 by $8.0 million to $14.7 million. This increase in cash and cash equivalents resulted from $12.2 million of cash provided by investing activities, partially offset by $3.5 million used in financing activities and $0.7 million used in operating activities. Cash used in financing activities related to insurance policyholder benefits paid by LPAL. Cash used in operating activities primarily resulted from the $0.8 million operating loss from continuing operations for the first six months of 2007 (this excludes the $1.2 million realized gain related to the WorldCom, Inc. partial litigation settlement payment). Cash provided by investing activities relates to the maturity of $11.0 million of fixed maturity securities held by the Group and LPAL and the $1.2 million WorldCom payment. As of June 30, 2007, our cash and cash equivalents, excluding the amount held by LPAL, amounted to $4.4 million, an increase of $2.0 million from December 31, 2006.

     Shareholders' equity increased during the first six months of 2007 by $0.4 million from $15.9 million at December 31, 2006 to $16.3 million at June 30, 2007, primarily due to the net income for the period of $0.4 million. As of June 30, 2007 and December 31, 2006, $62.6 million of our Ordinary Shares, at cost, held by the employee benefit trusts have been netted against shareholders' equity.

     As discussed above in "Results of Operations by Business Segment - Life Insurance and Annuities, during the first six months of 2007 LPAL continued to service its existing policyholders. During this period, policy surrenders totaled $27,000 and policy maturities totaled $3.5 million. Policyholder liabilities were $0.2 million as of June 30, 2007, compared to $3.6 million as of December 31, 2006. We do not expect surrender activity during the remaining six months of 2007 and no policyholder liabilities are scheduled to mature until 2009. As of June 30, 2007, LPAL had cash of $10.3 million and a $1.0 million corporate bond which matured in July 2007. Subsequent to June 30, 2007, LPAL invested $1.0 million in a private corporate equity security. LPAL expects to receive an additional $0.4 million as a final distribution later in 2007 from the settlements achieved in the WorldCom, Inc. securities litigation. However, such an amount and receipt is uncertain at this time.

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

     As of June 30, 2007, we had no bank borrowings, guarantee obligations, material commitments outstanding for capital expenditures or additional funding for private equity portfolio companies.

     As of June 30, 2007, we had $4.4 million of cash and cash equivalents, excluding cash held by our life insurance and annuities segment. We believe that this cash balance is sufficient to fund our operations (venture capital and corporate activities) over at least the next 12 months.


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

     For LPAL's business, the amount of policyholder liabilities is unaffected by changes in interest rates. Early policy redemptions are protected by a market value adjustment and surrender penalty. In addition, LPAL's policyholder liabilities are now down to $0.2 million as of June 30, 2007, a level where any interest rate risk is minimal.

     Interest income earned on cash and cash equivalents in LPAL and in the remainder of the Group is expected to be approximately $0.3 million during the remainder of 2007, therefore movements in market interest rates should not have a material impact on our consolidated results.

Equity Price Risk

     In prior years, we held levels of listed equity securities which exposed us to significant equity price risk and resulting volatility in our reported earnings. By the end of September 2006, we sold all of our listed equity holdings and thus we are no longer exposed to equity price risk on listed equity securities.

     As of June 30, 2007, we held one private corporate equity security in a technology company for which a liquid market does not exist. Subsequent to June 30, 2007, LPAL made a $1.0 million investment in another privately held technology company. Private equity prices do not fluctuate directly with public equity markets, but significant market movements may trigger a review for other-than-temporary adjustment of the carrying values of our private equity securities. The risks inherent in these private equity investments relate primarily to the viability of the investee companies. We try to mitigate these risks in various ways, including performing extensive due diligence prior to making an investment, and regularly reviewing the progress of the investee companies.

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

     There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2007 that materially affected, or that could reasonably likely materially affect, our internal controls over financial reporting.

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



                                  BERKELEY TECHNOLOGY LIMITED
                                  (Registrant)

Date:  August 14, 2007            By:    /s/  Ian K. Whitehead

                                  Ian K. Whitehead
                                  Chief Financial Officer

                                  (Principal Financial and Accounting Officer and Duly Authorized Officer of the Registrant)

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

               EXHIBIT INDEX FOR THE QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2007

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