Form 10-K
period 2007-12-31
BERKELEY TECHNOLOGY LTD
filed 2008-03-31
CIK 891377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ____________________
                                    FORM 10-K

(Mark One)

/ X /         ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2007

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

                            Wests Centre, Bath Street
                           St. Helier, Jersey JE2 4ST
                                 Channel Islands
          (Address of principal executive offices, including zip code)

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

     If this report is an annual report or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or
Section 15(d) of the Act. Yes [ ] No [X]

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer (Do not check if a smaller reporting company) [ ] Smaller reporting company [X]

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the Ordinary Shares on June 30, 2007 as reported on the London Stock Exchange (using an exchange rate of (pound)1.00 = $2.01) was $3,653,395. Ordinary Shares held by each current executive officer and director and by each person who is known by the registrant to own 10% or more of the outstanding Ordinary Shares have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination is not necessarily conclusive that these persons are affiliates of the registrant.

    As of March 31, 2008, the registrant had outstanding 64,439,073 Ordinary Shares, $0.05 par value per share.

                       DOCUMENTS INCORPORATED BY REFERENCE

    The registrant's definitive proxy statement for its Annual General Meeting of Shareholders to be held on July 31, 2008, is incorporated by reference in
Part III of this Form 10-K.

                                                 TABLE OF CONTENTS

                                                       PART I                                                Page

Item 1.       Business......................................................................................    1
Item 1A.      Risk Factors..................................................................................    4
Item 1B.      Unresolved Staff Comments.....................................................................    4
Item 2.       Properties....................................................................................    4
Item 3.       Legal Proceedings.............................................................................    4
Item 4.       Submission of Matters to a Vote of Security Holders...........................................    4


                                                       PART II

Item 5.       Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
                Purchases of Equity Securities..............................................................    4
Item 6.       Selected Financial Data.......................................................................    8
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.........    8
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk ...................................   15
Item 8.       Financial Statements and Supplementary Data...................................................   16
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........   48
Item 9A.(T)   Controls and Procedures.......................................................................   48
Item 9B.      Other Information.............................................................................   48


                                                       PART III

Item 10.      Directors and Executive Officers of the Registrant............................................   49
Item 11.      Executive Compensation........................................................................   49
Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related
                Stockholder Matters.........................................................................   49
Item 13.      Certain Relationships and Related Transactions................................................   50
Item 14.      Principal Accountant Fees and Services........................................................   50


                                                       PART IV

Item 15.      Exhibits and Financial Statement Schedules ...................................................   51


Signatures .................................................................................................   61
Exhibit Index...............................................................................................   62

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

                                     PART I

Item 1.    BUSINESS

OVERVIEW

       We are a financial services company based in Jersey, Channel Islands, with an office in San Francisco, specializing in venture capital and consulting. A typical client is a Silicon Valley technology company or a large international telecommunications company. Our objective has been to use consulting revenues to finance the development of large telecommunications company relationships in Europe and Asia, which has led to several equity investments by a client with additional fees for work performed by the Group.

       In addition to our venture capital and consulting business, we continue to service the policyholders of London Pacific Assurance Limited ("LPAL") in Jersey. Policyholder liabilities continued to decline during 2007 due to policy maturities. New policies are not being sold at this time to preserve our capital. Future gains on LPAL's investment portfolio would give us more flexibility to rebuild our insurance operations should we choose to do so, although we have no current plans to sell new policies. One new investment was made by LPAL in a private equity security during 2007.

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

BUSINESS SEGMENTS

       We currently have two business segments that we operate through our subsidiaries: venture capital and consulting; and life insurance and annuities. Our principal operating subsidiaries, by business segment and location, are set forth below:

  Principal Subsidiaries                         Business Segment                     Location
------------------------                         ----------------                     ---------
Berkeley International Capital Corporation       Venture capital and consulting     San Francisco, California
London Pacific Assurance Limited                 Life insurance and annuities       Jersey, Channel Islands

       See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations by Business Segment" and Note 16 to the Consolidated Financial Statements in Item 8 of this Form 10-K for a summary of our financial information by business segment and geographical location.

Venture Capital and Consulting

       Our venture capital and consulting business is managed by Berkeley International Capital Corporation ("BICC"). Over the years, our venture capital and consulting business has focused primarily on U.S. high technology companies, with investments as high as $25 million. One new private equity investment for $1.0 million was made during 2007 by LPAL. Our current venture capital strategy is focused on identifying opportunities where we can assist private technology companies to grow their business and to support clients seeking to invest in Silicon Valley. We back entrepreneurs directly with our own capital, by coinvesting with clients, or, in certain cases, we may benefit from investments made by clients if their investments are successful. In 2007, we established several new equity positions, through direct investment by LPAL and through equity rights received as part of our consulting activities. We use our consulting relationships in part to generate fees that cover operating expenses. The level of consulting fees is expected to be volatile depending on the nature and extent of our work at any point in time.

       Typically, BICC seeks a monthly retainer from its clients. Additional fees may be earned depending on the intensity of the work such as due diligence fees on transactions and success fees. The consulting work may involve assistance with the identification of customers and/or investor prospects; strategy development; introductory meetings with prospective customers or investors; and assistance in the implementation of the chosen strategy or transaction.

       As an  example  of  its  work,  BICC  was  engaged  by a  North  American telecommunications equipment company to develop a business strategy for penetration of the European and Japanese markets. This engagement involved detailed market and prospect research and meetings with potential clients that may lead to substantial business for the client company. Another example of BICC's consulting services has been an engagement advising a European telecommunications company on making investments in U.S. technology companies.

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

     Of the private technology investments arranged by BICC, two investments, Alacritech, Inc. and Xtera Communications, Inc., are currently held by LPAL.

       During 2007, 51% of consulting fee revenues were generated from one client. The level of consulting fees is expected to be volatile in future periods depending on the nature and extent of our work at any point in time. We seek returns from technology companies in Silicon Valley by backing entrepreneurs directly with our own capital, by coinvesting with clients, or, in certain cases, we may benefit from investments made by clients if their investments are successful.

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

Life Insurance and Annuities

       Formed in 1999, our Jersey, Channel Islands insurance subsidiary, LPAL, has principally been engaged in marketing and servicing investment oriented insurance products. LPAL sold Sterling, U.S. dollar and Euro guaranteed return bonds in its home market of Jersey, Channel Islands, and in the U.K., Guernsey, Isle of Man and other permitted jurisdictions. The products guarantee both capital and yield for the duration of the investment period, which are typically three or five years. In recent years, LPAL has not sold any new policies due to the high capital requirements. The number of policyholders has declined significantly to three at the end of 2007. We have no current plans to sell new policies, but we monitor the markets for opportunities. LPAL's strategy for its investment portfolio has been to at least match the level of policyholder liabilities with corporate bonds and cash. As of December 31, 2007, LPAL's policyholder liabilities, including death claims pending payout, totaled $141,000, and LPAL's cash totaled $10.3 million. LPAL held no corporate bonds at the end of 2007. LPAL's investment portfolio included two private equity securities valued at $1.8 million as of December 31, 2007.

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

       The JFSC sets out the conditions with which LPAL must comply and determines the reporting requirements and the frequency of reporting. These conditions require that: (i) LPAL must hold, at all times, approved assets at least equal to the long-term insurance fund plus the required minimum solvency margin, (ii) the margin of solvency must be the greater of (pound)50,000 or 2.5% of the value of the long-term business fund, and (iii) assets equal to not less than 90% of liabilities must be placed with approved independent custodians. As of December 31, 2007, LPAL met all of these conditions.

       LPAL is also required under the insurance laws to appoint an actuary. The actuary must be qualified as defined under the laws and is required to supervise the long-term insurance fund. No transfers, except in satisfaction of long-term insurance business liabilities, are permitted from LPAL's long-term insurance fund without the consent of LPAL's directors and actuary. Dividends require the approval of the JFSC.

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

EMPLOYEES

       As of December 31, 2007, we had 7 full-time employees.

Item 1A.     RISK FACTORS

       Not required.

Item 1B.     UNRESOLVED STAFF COMMENTS

       None.

Item 2. PROPERTIES

       We currently operate from an office located in San Francisco, California, consisting of approximately 3,800 square feet. We occupy this office under a lease which will expire at the end of October 2008. We are currently in negotiations to renew this lease.

       We are obligated under a lease until September 2010 for office space consisting of approximately 3,000 square feet in Jersey, Channel Islands. In June 2006, we entered into a sublease agreement for the remaining term of our lease for the entire office space.

       See Note 10 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further information regarding our leases.

Item 3.    LEGAL PROCEEDINGS

       There are no legal proceedings pending against the Group.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       No matters were submitted to our shareholders during the quarter ended December 31, 2007.

                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

       The principal trading market for our Ordinary Shares is the LSE, under the symbol "BEK.L," on which such shares have been listed since February 1985. ADSs, each representing ten Ordinary Shares, are evidenced by ADRs for which The Bank of New York Mellon is the Depositary. Our ADSs have traded in the

United States from September 1992 through August 1993 on the OTC Bulletin Board, from September 1993 through November 1999 on The Nasdaq Stock MarketSM under the symbol "LPGL," from November 1999 through July 3, 2002 on the New York Stock Exchange ("NYSE") under the symbol "LDP," from July 12, 2002 through June 15, 2003 on the OTC Bulletin Board under the symbol "LDPGY.PK" and since June 16, 2003 on the OTC Bulletin Board under the symbol "BKLYY.PK." As of December 31, 2007, there were 64,439,073 Ordinary Shares outstanding of which 12,515,810, or 19.4%, were represented by 1,251,581 ADSs. ADS holders may exercise their voting rights through the ADR Depositary.

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

       The following table shows, for the quarters indicated, the reported highest and lowest middle market quotations (which represent an average of bid and asked prices) for our Ordinary Shares on the LSE, based on its Daily Official List, and the high and low trade price information of the ADSs as obtained from the OTC Bulletin Board:

                                                                         LSE                    OTC Bulletin Board
                                                                 Pounds Sterling Per               U.S. Dollars
                                                                   Ordinary Share                     Per ADS
                                                               -----------------------        ----------------------
                                                                 High          Low              High          Low
                                                               ---------     ---------        ---------    ---------
2007:

First quarter.................................................     0.10         0.03             1.08          0.56
Second quarter................................................     0.07         0.05             1.05          0.80
Third quarter.................................................     0.07         0.04             0.99          0.65
Fourth quarter................................................     0.07         0.05             1.00          0.65

2006:

First quarter.................................................     0.07         0.06             1.10          0.70
Second quarter................................................     0.07         0.06             1.20          0.85
Third quarter.................................................     0.07         0.06             1.06          0.90
Fourth quarter................................................     0.07         0.04             1.14          0.55

Holders

       As of February 29, 2008, we had approximately 1,323 Ordinary shareholders of record and 70 ADS holders of record. Because many Ordinary Shares and ADSs are held by brokers and various institutions on behalf of other holders, we are unable to estimate the total number of beneficial holders represented by these holders of record.

Dividends

       Until 2002, we paid dividends on our Ordinary Shares in every year since we became listed on the LSE in 1985. Dividends on our Ordinary Shares were paid twice a year. In view of our requirement to conserve cash in order to meet the operating needs and growth opportunities of the business, we did not pay an interim or final dividend for 2006 or an interim dividend for 2007. Our Board of Directors will not be recommending a final dividend for the year 2007.

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

TAXATION

       The following summary of certain Jersey and U.S. tax consequences regarding share ownership is based on law and published practice as of March 13, 2008, and is subject to any changes in Jersey and U.S. law or published practice or in the establishment of any double taxation convention between Jersey and the U.S. occurring after that date. The summary is not a complete analysis or listing of all the possible tax consequences and does not address the tax implications for special classes of holders, such as banks, insurance companies and dealers in securities. The summary also does not address U.S. state income tax consequences. Owners of Ordinary Shares and ADSs should consult their own tax advisors as to the tax consequences of such ownership.

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

Taxation of Capital Gains

       Currently, there are no Jersey taxes levied on realized gains on certain investments. A U.S. holder that sells or exchanges an ADR or Ordinary Share will generally recognize a gain or loss for U.S. federal income tax purposes, in an amount equal to the difference between the amount realized and the holder's tax basis in either the ADS represented by the ADR or the Ordinary Share. Such a gain or loss will generally be a capital gain or loss if the ADR or the Ordinary Share was a capital asset in the hands of the U.S. holder and will generally be a long-term capital gain or loss if the ADR or Ordinary Share was held for more than one year (including, in the case of an ADR, the period during which the Ordinary Shares surrendered in exchange therefore were held). In general, the long-term capital gain of a non-corporate U.S. holder is subject to a maximum tax rate of 15% for taxable years beginning before January 1, 2011.

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

Estate and Gift Tax

       No death, estate, gift, inheritance or capital transfer taxes are levied in Jersey. Probate duty is payable in Jersey if an individual dies holding an interest in the shares of a Jersey company where the total assets of the deceased located in Jersey for legal purposes are valued at more than (pound)10,000. The amount of probate duty payable increases depending on the value of Jersey assets held at death but the maximum probate duty is 0.75%.

Stamp Duty and Stamp Duty Reserve Tax

       No U.K. stamp duty should be payable on any transfer of an Ordinary Share, or of an ADS, provided it is executed and retained outside the U.K. Therefore, a transfer of an ADS in the United States would not ordinarily give rise to a U.K. stamp duty charge.

       An instrument transferring Ordinary Shares, or an ADS, could be subject to U.K. stamp duty if its execution relates to anything done or to be done in the U.K. For example, a U.K. stamp duty charge may apply if such instrument is executed in the U.K. or is brought into the U.K. after execution. If the transfer is on a sale, then the rate of stamp duty will be 0.5% of the consideration given. If this charge is no more than (pound)5, then the transfer is exempt. Gifts and other transfers which are neither sales, nor made in contemplation of a sale, are not subject to this charge.

       A transfer of Ordinary Shares from the Depositary directly to a purchaser on behalf of an ADS holder may be subject to a stamp duty at a rate of 0.5% of the consideration (if the stamp duty charge is no more than (pound)5, then the transfer is exempt) if execution of the instrument of transfer relates to anything done or to be done in the U.K.; for example, if such transfer is executed in the U.K. or is to be brought into the U.K. after execution.

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

       Not required.

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

       Factors that could cause or contribute to deviations from the forward-looking statements include those discussed in this section, elsewhere in this Form 10-K and in our other filings with the SEC. The factors include, but are not limited to, (i) variations in demand for our products and services, (ii) the success of our new products and services, (iii) significant changes in net cash flows in or out of our businesses, (iv) fluctuations in the performance of debt and equity markets worldwide, (v) the enactment of adverse state, federal or foreign regulation or changes in government policy or regulation (including accounting standards) affecting our operations, (vi) the effect of economic conditions and interest rates in the U.S., the U.K. or internationally, (vii) the ability of our subsidiaries to compete in their respective businesses,
(viii) our ability to attract and retain key personnel, and (ix) actions by governmental authorities that regulate our businesses, including insurance commissions.

Results of Operations by Business Segment

       Income before income taxes for our reportable operating segments, based on management's internal reporting structure, is as follows:

                                                                                         Years Ended December 31,
                                                                                        --------------------------
                                                                                            2007            2006
                                                                                        -----------    -----------
                                                                                               (In thousands)
Income (loss) from continuing  operations before income tax expense by operating segment:

Venture capital and consulting ........................................................ $       317    $      (403)
Life insurance and annuities ..........................................................       1,228           (221)
                                                                                        -----------    -----------
                                                                                              1,545           (624)
Reconciliation of segment amounts to consolidated amounts:

Interest and other fee income..........................................................         226            283
Corporate expenses.....................................................................      (1,392)        (2,336)
Interest expense.......................................................................          (1)            (1)
                                                                                        -----------    -----------
Consolidated income (loss) from continuing operations before
  income tax expense................................................................... $       378    $    (2,678)
                                                                                        -----------    -----------
                                                                                        -----------    -----------

       Business segment data contained in Note 16 to the Consolidated Financial Statements in Item 8 of this Form 10-K should be read in conjunction with this discussion. A detailed discussion of the results for each reportable segment follows.

Venture Capital and Consulting

       Certain   information   regarding  our  venture  capital  and  consulting
segment's results of operations is as follows:

                                                                                         Years Ended December 31,
                                                                                        --------------------------
                                                                                            2007            2006
                                                                                        -----------    -----------
                                                                                               (In thousands)
Revenues and net investment gains:
Consulting fees........................................................................ $     1,718    $       705
Change in net unrealized investment gains and losses on
   trading securities..................................................................           -             18
                                                                                        -----------    -----------
Total revenues and net investment gains................................................       1,718            723

Operating expenses.....................................................................       1,401          1,126
                                                                                        -----------    -----------
Income (loss) from continuing operations before income tax expense..................... $       317    $      (403)
                                                                                        -----------    ------------
                                                                                        -----------    ------------


2007 compared to 2006

       In 2007, our venture capital and consulting segment contributed income before income taxes of $0.3 million to our overall income from continuing operations before income taxes, compared to a loss before income taxes of $0.4 million in 2006. The improved results for this segment were attributable to a $1.0 million increase in consulting fee revenues.

       Consulting fee revenues increased from $0.7 million in 2006 to $1.7 million in 2007, due to a contract that was signed with a new client in early 2007 that generated $0.9 million in consulting fees. That contract ran through the end of 2007. A new contract has been signed with this client in 2008. The scope of our work under this new contract has been reduced and, accordingly, consulting revenues from this client during 2008 are expected to be significantly lower than in 2007.

       Under the 2007 contract referenced above, we are entitled to earn additional compensation in the future depending upon the performance of certain venture capital investments made by the client with our assistance. Any such compensation would be paid to us as a proportion of any capital gain realized by the client, after deducting certain costs, upon a defined realization of the investment by the client.

       Some of the consulting agreements that we have had, provided that we receive promissory notes that were convertible into preferred stock, or common stock options, as part of our compensation. During 2007, we received preferred stock in a consulting client valued at $140,000. We also hold common stock options in two technology companies that are now fully vested, though we believe that currently these have no value.

       Operating expenses in this segment increased by $0.3 million to $1.4 million in 2007 primarily due to higher staff costs allocated to this segment. During 2006, some employees who are normally dedicated to the venture capital and consulting segment spent part of their time on certain corporate matters. During 2007, these employees were able to focus more fully on venture capital and consulting activities.

Life Insurance and Annuities

       Certain information regarding our life insurance and annuities segment's results of operations is as follows:

                                                                                         Years Ended December 31,
                                                                                        --------------------------
                                                                                           2007            2006
                                                                                        -----------    -----------
                                                                                               (In thousands)
Revenues and net investment gains (losses):

Investment income...................................................................... $       578    $       937
Insurance policy charges...............................................................           2              2
Net realized investment gains (losses).................................................       1,198             (2)
                                                                                        -----------    -----------
Total revenues and net investment gains (losses).......................................       1,778            937

Expenses:

Amounts credited on insurance policyholder accounts....................................          44            468
General and administrative expenses....................................................         506            690
                                                                                        -----------    -----------
Total expenses.........................................................................         550          1,158
                                                                                        -----------    -----------
Income (loss) from continuing operations before income tax expense..................... $     1,228    $      (221)
                                                                                        -----------    -----------
                                                                                        -----------    -----------

       LPAL's policyholder liabilities fell during 2007 by $3.5 million to $0.1 million primarily due to maturing policies. LPAL now has three policies remaining which are scheduled to mature in 2009. There are no plans currently to write new policies.

2007 compared to 2006

       In 2007, LPAL contributed income before income taxes of $1.2 million to our overall income from continuing operations before income taxes, compared to a loss before income taxes of $0.2 million in 2006. This improved result in 2007 is attributable to the receipt of a $1.2 million partial distribution from the WorldCom, Inc. securities litigation and a $0.2 million decrease in operating expenses.

       Interest income on cash and investments declined by $0.3 million in 2007 to $0.6 million, primarily due to the decline in the level of LPAL's corporate bond investments and cash, which was consistent with the decline in policyholder liabilities during 2007. The level of LPAL's corporate bonds and cash at the end of 2007 was $10.3 million, compared with $13.4 million at the end of 2006. Interest credited on policyholder accounts decreased by $0.4 million in 2007 to $44,000, compared to $0.5 million in 2006. This decrease was due primarily to policy maturities since December 31, 2006. The average rate credited to policyholders was 4.8% in 2007, compared with 5.1% in 2006.

       Total assets decreased to $12.2 million as of December 31, 2007, compared to $14.5 million as of December 31, 2006, primarily due to policyholder benefits paid of $3.5 million during 2007.

       Realized investment gains for 2007 were $1.2 million. This amount was received in January 2007 and represents a partial distribution from the WorldCom, Inc. securities litigation. LPAL held certain WorldCom, Inc. publicly traded bonds which it sold at a loss in 2002. This $1.2 million payment reverses part of the realized loss recorded in 2002. Since this payment is for LPAL's account, it is not available to fund the operations or commitments of the Company or its other subsidiaries.

       Policyholder liabilities as of December 31, 2007 were $141,000. There were three policies outstanding as of that date totaling $95,000 which are scheduled to mature in 2009. The balance of $46,000 relates to two death claims which are pending payment.

       Included in general and administrative expenses for 2007 are $44,000 of employee severance costs. Excluding these employee severance costs, general and administrative expenses for 2007 were $0.5 million, compared with $0.7 million for 2006. This $0.2 million decrease was primarily due to lower staff costs as well as to lower facilities costs subsequent to the sublease of our Jersey office in mid-2006. We no longer have staff or operations in Jersey, though LPAL maintains a registered office in Jersey and is still regulated by the JFSC.

Subsequent Events

       LPAL received a $0.3 million payment in February 2008, representing the final distribution from the WorldCom, Inc. securities litigation, which will be recognized in the Group's statement of operations for the first quarter of 2008. Since this payment is for LPAL's account, it is not available to fund the operations or commitments of the Company or its other subsidiaries.

       In February 2008, LPAL submitted a claim in the Enron Securities class action settlement, based on certain Enron bonds previously held by LPAL which LPAL believes constitute "Category 1" securities eligible for the Enron settlement proceeds. We do not expect any payment based on LPAL's claim until 2009 at the earliest. The amount of the recovery of LPAL's realized investment losses recorded in 2002 is currently unknown.

Corporate and Other

2007 compared to 2006

       Corporate expenses decreased by $0.9 million to $1.4 million in 2007, compared to 2006. This decrease was due to losses associated with the sublease of our Jersey office of $0.2 million recorded in 2006; the settlement of the SunGard litigation matter during 2006 which resulted in lower legal fees of $0.4 million in 2007 and lower staff allocations to the corporate segment in 2007 of $0.2 million; lower corporate insurance costs of $0.1 million; and lower staff costs of $0.1 million due to the reduction in staff during the first half of 2007. We expect corporate expenses to decline in 2008 compared to 2007, primarily due to the closure of our Jersey office in mid-2007. The Company however continues to maintain a registered office in Jersey.

Consolidated Income (Loss) from Continuing Operations Before Income Tax Expense

2007 compared to 2006

       Our consolidated income from continuing operations before income tax expense was $0.4 million in 2007, compared to a loss before income taxes of $2.7 million in 2006. This $3.1 million improvement in results was due primarily to an increase in consulting fee revenues of $1.0 million, a decrease in operating expenses of $0.9 million (as explained above), and the $1.2 million realized investment gain from the partial settlement proceeds from the WorldCom, Inc. securities litigation.

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

2007 compared to 2006 (continuing operations)

       The $2,000 tax expense for 2007 is comprised of our minimum California taxes. Other than these taxes, no other tax expense or benefits were applicable to our Group for this period. Income before income taxes of $0.3 million was contributed by our Jersey and Guernsey operations, however this includes the $1.2 million of investment gain related to the partial WorldCom, Inc. litigation settlement which is treated as a capital gain for tax purposes. Realized gains on certain investments are not taxed in Jersey. Our U.S subsidiaries contributed income before income taxes of $0.1 million during 2007. Due to net operating loss carryforwards to 2007, our U.S. subsidiaries have no tax liability for 2007. In 2006, our only tax expense was $5,000 of minimum California taxes.

Discontinued Operations

       The $1.0 million loss on discontinued operations recorded in 2006 resulted from the write-off of the $1.0 million of cash held in escrow which was part of the proceeds from the sale of London Pacific Advisors in June 2003 held back to cover any of the Group's indemnity obligations. For further information see Note 2 "Discontinued Operations" to the Consolidated Financial Statements in
Item 8 of this Form 10-K.

       While the $1.0 million loss on discontinued operations in 2006 was attributable to one of our U.S subsidiaries, we did not recognize any U.S. tax benefits due to the 100% valuation allowances that we have provided for all deferred tax assets.

CRITICAL ACCOUNTING POLICIES

       Management has identified those accounting policies that are most important to the accurate portrayal of our financial condition and results of operations and that require management's most complex or subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These most critical accounting policies pertain to our investments, life insurance policy liabilities, revenue recognition, and assumptions used to value share options granted. These critical accounting policies are described below.

Accounting for Investments

       As the majority of the Group's assets are in its life insurance and annuities business, the Group considers itself an insurance company for financial reporting purposes. As such, we comply with the provisions of Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain

Investments in Debt and Equity Securities," for all of our debt and equity investments. In accordance with paragraph 127(b) of SFAS 115, insurance companies are required to report equity securities at fair value even if they do not meet the scope criteria in paragraph 3 of SFAS 115. Thus, all of our investments must be reported at fair value, and temporary changes in fair value are recognized as unrealized gains and losses and reported, net of applicable income taxes, in a separate component of shareholders' equity.

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

       The determination of fair values of investments requires the application of significant judgment. It is possible that the factors evaluated by management and fair values will change in subsequent periods, especially with respect to our privately held equity securities in technology companies, resulting in material impairment charges in future periods. Historistically, we have determined that our best estimate of the fair value of our private equity investments has equaled our cost basis, unless there has been a temporary or other-than-temporary impairment of the investment.

Other-than-temporary Impairments of Investments

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

Revenue Recognition

       The timing of revenue recognition for consulting services requires a degree of judgment. Under SEC Staff Accounting Bulletin No. 104 ("SAB 104"), revenue is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed and determinable and collectibility is reasonably assured. We recognize consulting fee revenues in our consolidated statement of operations as the services are performed, if all the conditions of SAB 104 are met. We do not recognize performance based revenues under a consulting arrangement until the payments are earned, the client has acknowledged the liability in writing and collectibility is reasonably assured.

Valuation of Share Options Granted

       We calculate the fair value of share option grants to employees using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company's share options. The Black-Scholes model also requires subjective assumptions, including future share price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of the Company's share price. These factors could change in the future, which would affect the share based compensation expense in future periods, if the Company, through the ESOT, should grant additional share options. It should be noted, however, that share based compensation expense in the Company's consolidated statement of operations has no negative impact on total shareholders' equity because there is an offsetting entry to additional paid-in capital in the Company's consolidated balance sheet.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

       See Note 1 to the Consolidated Financial Statements in Item 8 of this Form 10-K for a summary of recently issued accounting pronouncements.

LIQUIDITY AND CAPITAL RESOURCES

       Our cash and cash equivalents increased during 2007 by $7.9 million from $6.7 million as of December 31, 2006 to $14.6 million as of December 31, 2007. This increase in cash and cash equivalents primarily resulted from $12.2 million of cash provided by investing activities, partially offset by $3.6 million and $0.8 million of cash used in financing activities and operating activities, respectively. Cash provided by investing activities primarily related to the maturity of fixed maturity securities in LPAL and the Group, partially offset by the purchase of an available-for-sale private equity security by LPAL. Cash used in financing activities related to insurance policyholder benefits paid by LPAL. Cash used in operating activities primarily resulted from the $0.4 million in operating income for 2007, less the $1.2 million partial proceeds from the WorldCom, Inc. securities litigation settlement which is included in cash flows from investing activities. As of December 31, 2007, our cash and cash equivalents, excluding the amount held by LPAL, amounted to $4.3 million, an increase of $1.9 million from December 31, 2006. We received $3.0 million in proceeds from the maturity of corporate bonds during 2007, which were partially offset by cash used in operating activities.

       The $10.3 million of cash and cash equivalents held by LPAL, as well as the $1.8 million of investments held by LPAL, are not currently available to fund the operations or commitments of the Company or its other subsidiaries.
However, a dividend could be paid from LPAL to the Company upon approval from the JFSC, although currently the Company does not have plans to request such a dividend.

       Shareholders' equity increased during 2007 by $0.6 million from $15.9 million at December 31, 2006 to $16.5 million as of December 31, 2007, primarily due to net income for the period of $0.4 million. As of December 31, 2007 and 2006, $62.6 million of our Ordinary Shares, at cost, held by the employee benefit trusts have been netted against shareholders' equity.

       During 2007, LPAL continued to service its existing policyholders. During this period, policy surrenders totaled $0.1 million and policy maturities and death claims totaled $3.5 million. Policyholder liabilities were $0.1 million as of December 31, 2007, compared to $3.6 million as of December 31, 2006. We do not expect any surrender activity during 2008. The policies remaining at December 31, 2007 are scheduled to mature in 2009. LPAL has sufficient liquid resources to fund these maturities. As of December 31, 2007, LPAL had cash of $10.3 million.

       As  of  December  31,  2007,  we  had  no  bank   borrowings,   guarantee
obligations, material commitments outstanding for capital expenditures or additional funding for private equity portfolio companies.

       As of December 31, 2007, we had $4.3 million of cash and cash equivalents, excluding cash held by our life insurance and annuities segment. We believe that this cash balance is sufficient to fund our operations (venture capital and consulting and corporate activities) over at least the next 12 months.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Not required.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                               INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                             Page

Report of Independent Registered Public Accounting Firm.....................................................  17

Consolidated Balance Sheets as of December 31, 2007 and 2006................................................  18

Consolidated Statements of Operations for the Years Ended
    December 31, 2007 and 2006..............................................................................  19

Consolidated Statements of Cash Flows for the Years Ended
    December 31, 2007 and 2006..............................................................................  20

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
    December 31, 2007 and 2006..............................................................................  22

Consolidated Statements of Comprehensive Income for the Years Ended
    December 31, 2007 and 2006..............................................................................  23

Notes to Consolidated Financial Statements..................................................................  24

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Shareholders of
Berkeley Technology Limited
Jersey, Channel Islands

       We have audited the accompanying consolidated balance sheets of Berkeley Technology Limited (the "Company") as of December 31, 2007 and 2006 and the related consolidated statements of operations, cash flows, changes in shareholders' equity and comprehensive income for each of the two years in the period ended December 31, 2007. In connection with our audits of the financial statements, we have also audited the financial schedules on pages 55 to 60 in
Item 15 (the "Schedules"). These financial statements and the Schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and the Schedules based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Berkeley Technology Limited at December 31, 2007 and 2006, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2007, in conformity with accounting principles generally accepted in the United States of America.

       As discussed in Note 1 to the consolidated financial statements, effective January 1, 2006, the Company adopted the provisions of Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment."

       Also, in our opinion, the Schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects, the information set forth therein.

/s/  BDO Seidman, LLP
San Francisco, California
March 28, 2008

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                               December 31,
                                                                                        --------------------------
                                                                                           2007            2006
                                                                                        -----------    -----------
                                            ASSETS

Investments (principally of life insurance subsidiary):
   Fixed maturities:
     Available-for-sale, at fair value (amortized cost: $0 and $9,021
       as of December 31, 2007 and 2006, respectively)............................      $         -    $     9,007
     Held-to-maturity, at amortized cost (fair value: $0 and $3,004 as of
       December 31, 2007 and 2006, respectively)..................................                -          3,009
   Equity securities:
       Available-for-sale, at estimated fair value................................            1,984            844
                                                                                        -----------    -----------
Total investments.................................................................            1,984(1)      12,860

Cash and cash equivalents.........................................................           14,568(1)       6,707
Accrued investment income.........................................................               15            304
Property and equipment, net.......................................................               14             17
Other assets......................................................................              586            349
                                                                                        -----------    -----------
Total assets......................................................................      $    17,167    $    20,237
                                                                                        -----------    -----------
                                                                                        -----------    -----------
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:

Life insurance policy liabilities.................................................      $       141    $     3,640
Accounts payable and accruals.....................................................              547            674
                                                                                        -----------    -----------
Total liabilities.................................................................              688          4,314
                                                                                        -----------    -----------
Commitments and contingencies (See Note 10)

Shareholders' equity:

Ordinary shares, $0.05 par value per share: 86,400,000 shares authorized;
   64,439,073 shares issued and outstanding as of December 31, 2007
   and 2006.......................................................................            3,222          3,222
Additional paid-in capital........................................................           67,789         67,718
Retained earnings.................................................................            8,465          7,999
Employee benefit trusts, at cost (13,522,381 shares as of
   December 31, 2007 and 2006)....................................................          (62,598)       (62,598)
Accumulated other comprehensive loss..............................................             (399)          (418)
                                                                                        -----------    -----------
Total shareholders' equity........................................................           16,479         15,923
                                                                                        -----------    -----------
Total liabilities and shareholders' equity........................................      $    17,167    $    20,237
                                                                                        -----------    -----------
                                                                                        -----------    -----------

(1) Includes $1,844 of investments  and $10,315 of cash and cash  equivalents in  the  Company's  insurance   subsidiary
    (London  Pacific  Assurance  Limited ("LPAL"))  which  are not  currently  available  to fund the  operations  or commitments of the Company or its other subsidiaries.

           See accompanying Notes which are an integral part of these
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share and ADS amounts)

                                                                                         Years Ended December 31,
                                                                                       ----------------------------
                                                                                           2007            2006
                                                                                       ------------    ------------
Continuing operations:

Revenues:

Investment income....................................................................  $        804    $      1,203
Insurance policy charges.............................................................             2               2
Consulting and other fee income......................................................         1,718             722
Net realized investment gains (losses)...............................................         1,198              (2)
Change in net unrealized investment gains and losses on trading
   securities........................................................................             -              18
                                                                                       ------------    ------------
                                                                                              3,722           1,943
Expenses:

Amounts credited on insurance policyholder accounts..................................            44             468
Operating expenses...................................................................         3,299           4,152
Interest expense.....................................................................             1               1
                                                                                       ------------    ------------
                                                                                              3,344           4,621
                                                                                       ------------    ------------
Income (loss) from continuing operations before income tax expense...................           378          (2,678)

Income tax expense ..................................................................             2               5
                                                                                       ------------    ------------
Income (loss) from continuing operations.............................................           376          (2,683)


Discontinued operations:

Loss on disposal of discontinued operations, net of income
   tax expense of $0.................................................................             -          (1,000)
                                                                                       ------------    ------------
Loss on discontinued operations......................................................             -          (1,000)
                                                                                       ------------    ------------
Net income (loss)....................................................................      $    376       $  (3,683)
                                                                                       ------------    ------------
                                                                                       ------------    ------------


Basic and diluted earnings (loss) per share and ADS:

Basic and diluted earnings (loss) per share:

Continuing operations................................................................      $   0.01       $   (0.05)
Discontinued operations..............................................................             -           (0.02)
                                                                                       ------------    ------------
                                                                                           $   0.01       $   (0.07)
                                                                                       ------------    ------------
                                                                                       ------------    ------------
Basic and diluted earnings (loss) per ADS:

Continuing operations................................................................      $   0.07       $   (0.53)
Discontinued operations..............................................................             -           (0.20)
                                                                                       ------------    ------------
                                                                                           $   0.07       $   (0.73)
                                                                                       ------------    ------------
                                                                                       ------------    ------------


           See accompanying Notes which are an integral part of these
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                          Years Ended December 31,
                                                                                       ----------------------------
                                                                                           2007            2006
                                                                                       ------------    ------------

Net income (loss)....................................................................  $        376    $     (3,683)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Depreciation and amortization........................................................             5              32
Non-cash consulting fees.............................................................          (140)              -
Amounts credited on insurance policyholder accounts..................................            44             468
Net realized investment losses (gains)...............................................        (1,198)              2
Loss on forfeiture of escrow.........................................................             -           1,000
Change in net unrealized investment gains and losses
   on trading securities.............................................................             -             (18)
Net amortization of investment premiums and discounts................................            30             185
Share based compensation.............................................................            71              58

Net changes in operating assets and liabilities:

   Trading equity securities.........................................................             -             108
   Accrued investment income ........................................................           289             305
   Other assets......................................................................          (237)            (37)
   Life insurance policy liabilities.................................................            (2)             (2)
   Accounts payable, accruals and other liabilities..................................           (27)            168

Other operating cash flows...........................................................             2              25
                                                                                       ------------    ------------
Net cash used in operating activities................................................          (787)         (1,389)
                                                                                       ------------    ------------
Cash flows from investing activities:

Purchases of held-to-maturity fixed maturity securities..............................             -          (3,036)
Purchases of available-for-sale fixed maturity securities............................             -          (9,082)
Purchases of available-for-sale equity securities....................................        (1,000)              -
Proceeds from maturity of held-to-maturity fixed maturity securities.................         3,000           7,000
Proceeds from sale and maturity of available-for-sale fixed
   maturity securities...............................................................         9,000          14,364
Partial proceeds from WorldCom, Inc. securities litigation settlement ...............         1,198               -
Capital expenditures.................................................................            (4)             (7)
                                                                                       ------------    ------------
Net cash provided by investing activities ...........................................        12,194           9,239
                                                                                       ------------    ------------






           See accompanying Notes which are an integral part of these
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                                 (In thousands)

                                                                                          Years Ended December 31,
                                                                                       ----------------------------
                                                                                             2007           2006
                                                                                       ------------    ------------

Cash flows from financing activities:

Insurance policyholder benefits paid.................................................        (3,560)        (11,625)
                                                                                       ------------    ------------
Net cash used in financing activities................................................        (3,560)        (11,625)
                                                                                       ------------    ------------

Effect of exchange rate changes on cash..............................................            14             443
                                                                                       ------------    ------------

Net increase (decrease) in cash and cash equivalents.................................         7,861          (3,332)
Cash and cash equivalents at beginning of year.......................................         6,707          10,039
                                                                                       ------------    ------------
Cash and cash equivalents at end of year (1).........................................  $     14,568    $      6,707
                                                                                       ------------    ------------
                                                                                       ------------    ------------



Supplemental disclosure of cash flow information:

Cash paid during the year for:

Income taxes (net of amounts recovered)..............................................  $          2    $          5


(1)   The  amount for  December  31,  2007  includes  $10,315  in the  Company's insurance  subsidiary (LPAL) which is not currently  available to fund the operations or commitments of the Company or its other subsidiaries.

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

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY

                                 (In thousands)

                                                                                           Accumulated
                                                                                             Other
                                    Ordinary Shares     Additional               Employee    Compre-       Total
                                  --------------------    Paid-in    Retained     Benefit    hensive    Shareholders'
                                    Number    Amount      Capital    Earnings     Trusts      Loss         Equity
                               ---------------------------------------------------------------------------------------


Balance as of January 1, 2006        64,439  $   3,222  $   67,660  $   11,682  $ (62,598) $      (363)  $    19,603



Net loss........................          -          -           -      (3,683)         -            -        (3,683)
Change in net unrealized
   gains and losses on
   available-for-sale securities          -          -           -           -          -          (34)          (34)
Foreign currency translation
   adjustment...................          -          -           -           -          -          (21)          (21)
Share based compensation,
   including income tax
   effect of $0 ................          -          -          58           -          -            -            58
                                  ---------  ---------  ----------  ----------  ---------  -----------   -----------
Balance as of
   December 31, 2006............     64,439  $   3,222  $   67,718  $    7,999  $ (62,598) $      (418)  $    15,923
                                  ---------  ---------  ----------  ----------  ---------  -----------   -----------
                                  ---------  ---------  ----------  ----------  ---------  -----------   -----------

Net income......................          -  $       -  $        -  $      376  $       -  $         -   $       376
Change in net unrealized
   gains and losses on
   available-for-sale securities          -          -           -           -          -           14            14
Foreign currency translation
   adjustment...................          -          -           -           -          -            5             5
Unclaimed dividends.............          -          -           -          90          -            -            90
Share based compensation,
   including income tax
   effect of $0.................          -          -          71           -          -            -            71
                                  ---------  ---------  ----------  ----------  ---------  -----------   -----------
Balance as of

   December 31, 2007............     64,439  $   3,222  $   67,789  $    8,465  $ (62,598) $      (399)  $    16,479
                                  ---------  ---------  ----------  ----------  ---------  -----------   -----------
                                  ---------  ---------  ----------  ----------  ---------  -----------   -----------



           See accompanying Notes which are an integral part of these
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                                                         Years Ended December 31,
                                                                                       ----------------------------
                                                                                           2007            2006
                                                                                       ------------    ------------


Net income (loss)....................................................................  $        376    $     (3,683)

Other comprehensive income (loss), net of deferred income taxes:

Foreign currency translation adjustments, net of income taxes of $0..................             5             (21)

Change in net unrealized gains and losses:

   Unrealized holding gains and losses on available-for-sale securities..............            14             (14)
   Reclassification adjustment for gains and losses included in
     net income (loss)...............................................................             -             (20)
                                                                                       ------------    ------------
Other comprehensive income (loss)....................................................            19             (55)
                                                                                       ------------    ------------
Comprehensive income (loss)..........................................................  $        395    $     (3,738)
                                                                                       ------------    ------------
                                                                                       ------------    ------------









           See accompanying Notes which are an integral part of these
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2007

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

       The consolidated balance sheets are presented in an unclassified format as the majority of the Group's assets relate to its life insurance and annuities business. The Group's other business is venture capital and consulting.

       The Company is incorporated under the laws of Jersey, Channel Islands. Its Ordinary Shares are traded on the London Stock Exchange and in the U.S. on the OTC Bulletin Board in the form of American Depositary Shares ("ADSs"), which are evidenced by American Depositary Receipts ("ADRs"). Each ADS represents ten Ordinary Shares. Pursuant to the regulations of the U.S. Securities and Exchange Commission ("SEC"), the Company is considered a U.S. domestic registrant and must file financial statements prepared under U.S. GAAP. As the Company is a "Smaller Reporting Company" as defined by SEC rules that became effective on February 4, 2008, only two years of financial statements are included herein.

Cash and Cash Equivalents

       The Group considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

Investments

       As the majority of the Group's assets are in its life insurance and annuities business, the Group considers itself an insurance company for financial reporting purposes. As such, the Group complies with the provisions of Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities," for all of its debt and equity investments. In accordance with paragraph 127(b) of SFAS 115, insurance companies are required to report equity securities at fair value even if they do not meet the scope criteria in paragraph 3 of SFAS 115. Thus, all of the Group's investments are reported at fair value, and temporary changes in fair value are recognized as unrealized gains and losses and reported, net of applicable income taxes, in a separate component of shareholders' equity.

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

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

          ii) Held-to-maturity securities are recorded at amortized cost unless these securities become other than temporarily impaired; and

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

Life Insurance Policy Liabilities, Revenues and Expenses

       Life insurance policy liabilities, premium revenues and related expenses are accounted for in accordance with Statement of Financial Accounting Standards No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments," as follows:

       i) Life insurance policy liabilities for deferred annuities are accounted for as investment-type insurance products and are recorded at accumulated value (premiums received, plus accrued interest to the balance sheet date, less withdrawals and assessed fees);

       ii) Revenues for investment-type insurance products consist of charges assessed against policy account values for surrenders; and

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       iii) Benefits for investment-type insurance products are charged to expense when incurred and reflect the claim amounts in excess of the policy account balance. Expenses for investment-type products include the interest credited to the policy account balance.

Revenue Recognition

       Interest income is accounted for on an accrual basis. Dividends are accounted for when declared.

       Consulting fees are recognized in income on an accrual basis, based upon when services are performed and in accordance with SEC Staff Accounting Bulletin No. 104 ("SAB 104"). Under SAB 104, revenue is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed and determinable and collectibility is reasonably assured. Performance based revenues under a consulting arrangement are not recorded until the payments are earned, the client has acknowledged the liability in writing and collectibility is reasonably assured.

Share Based Compensation

Equity compensation plan

       The London Pacific Group 1990 Employee Share Option Trust ("ESOT"), which was approved by shareholders in 1990, provides for the granting of share options to employees and directors. Options are generally granted with an exercise price equal to the fair market value of the underlying shares at the date of grant. Such grants to employees and directors are generally exercisable in four equal annual installments beginning one year from the date of grant, subject to employment continuation, and expire seven to ten years from the date of grant.

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

       The Company adopted SFAS 123R using the modified prospective transition method as permitted under SFAS 123R. Accordingly, prior period amounts have not been restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Prior to the adoption of SFAS 123R, the Company used the intrinsic value method as prescribed by APB 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company's ordinary shares on the date of grant.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

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

       Share based compensation expense recognized in the Company's consolidated statement of operations for the year ended December 31, 2006 includes compensation expense for share options granted prior to, but not yet vested as of December 31, 2005, based on the fair value estimated as of the date of grant in accordance with the provisions of SFAS 123R. No share options were granted during 2006. Share based compensation expense for 2007 includes compensation expense for share options granted prior to, but not yet vested as of December 31, 2006, as well as compensation expense for 4.5 million share options granted to employees and directors on March 27, 2007. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share based compensation expense calculated in accordance with SFAS 123R is to be based on awards ultimately expected to vest, and therefore the expense should be reduced for estimated forfeitures. The Company's estimated forfeiture rate of zero percent for the years ended December 31, 2007 and 2006 is based upon the fact that all unvested options relate to longstanding employees and directors. One employee who held share options left the Company during the third quarter of 2007 and his 50,000 unvested share options were forfeited. However, this fact does not change the Group's management estimate of zero percent forfeitures for future periods.

       SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. As there were no share option exercises during 2007 or 2006, the Company had no related tax benefits during those years. Prior to the adoption of SFAS 123R, those tax benefits would have been reported as operating cash flows had the Company received any tax benefits related to share option exercises.

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

       In June 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 effective on January 1, 2007. The adoption of the FIN 48 did not have any impact on the Company's consolidated financial statements.

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

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

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

Recently Issued Accounting Pronouncements

       In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), "Fair Value Measurements," which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for financial assets and financial liabilities within its scope for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company will adopt SFAS 157 for financial assets and financial liabilities within its scope during the first quarter of 2008 and does not anticipate the adoption to have a material impact on its financial statements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 ("FSP FAS 157-2"), "Effective Date of FASB Statement No. 157," which defers the effective date of SFAS 157 for all non-financial assets and non-financial liabilities for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. The Company does not expect that the adoption of this standard for non-financial assets and non-financial liabilities will have a material impact on its consolidated financial statements.

       In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No 115." SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that currently are not required to be measured at fair value. SFAS 159 is effective no later than fiscal years beginning after November 15, 2007. The Company has the option of adopting this standard for the first quarter of 2008. The Company does not expect the adoption of SFAS 159 to have a material impact on its financial statements because the Company does not expect to apply the provisions of SFAS 159 to any existing financial instruments.

       In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141R ("SFAS 141R"), "Business Combinations." SFAS 141R requires the acquiring entity in a business combination to recognize all of the assets acquired and liabilities assumed in the transaction at fair value as of the acquisition date. SFAS 141R is effective for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. The Company is currently evaluating the effect that the adoption of SFAS 141R will have on its consolidated financial statements. However, the adoption of SFAS 141R is not expected to have an impact on the Company's consolidated financial statements.

       In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 ("SFAS 160"), Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51." SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary,

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES which is sometimes referred to as a minority interest, is an ownership interest in the consolidated entity that should be reported in the equity section of the balance sheet. Among other requirements, the statement requires that the consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and earlier adoption is not permitted. The Company is currently evaluating the effect that the adoption of SFAS 160 will have on its consolidated financial statements. However, the adoption of SFAS 160 is not expected to have an impact on the Company's consolidated financial statements.

       In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities, and amendment of FASB Statement No. 133." This statement requires enhanced disclosures about how derivative and hedging activities affect an entity's financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. As the Company currently does not engage in derivative and hedging activities, the adoption of SFAS 161 is not expected to have an impact on the Company's consolidated financial statements.

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

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Note 3.    Investments

Summary Cost and Fair Value Information

Fixed Maturity Securities

       The Group's fixed maturity securities as of December 31, 2006 were comprised of U.S. and non-U.S. corporate debt securities for which quoted market prices were available. During 2007, all of these fixed maturity securities matured.

       An analysis of fixed maturity securities is as follows:

                                                                          December 31,

                                  ----------------------------------------------------------------------------------------
                                                     2007                                          2006
                                  ------------------------------------------    ------------------------------------------
                                               Gross      Gross    Estimated                 Gross      Gross    Estimated
                                  Amortized Unrealized Unrealized    Fair       Amortized Unrealized Unrealized    Fair
                                    Cost       Gains     Losses      Value        Cost       Gains     Losses      Value
                                  ---------  ---------  ---------  ---------    ---------  ---------  ---------  ---------
                                                                       (In thousands)

Available-for-Sale:
Non-U.S. corporate
   debt securities.........       $       -  $       -  $       -  $       -    $   4,017  $       -  $      (6) $   4,011
Corporate debt securities..               -          -          -          -        5,004          -         (8)     4,996
                                  ---------  ---------  ---------  ---------    ---------  ---------  ---------  ---------
                                          -          -          -          -        9,021          -        (14)     9,007
                                  ---------  ---------  ---------  ---------    ---------  ---------  ---------  ---------
Held-to-Maturity:

Corporate debt securities..               -          -          -          -        3,009          -         (5)     3,004
                                  ---------  ---------  ---------  ---------    ---------  ---------  ---------  ---------
                                          -          -          -          -        3,009          -         (5)     3,004
                                  ---------  ---------  ---------  ---------    ---------  ---------  ---------  ---------
Total fixed maturity securities   $       -  $       -  $       -  $       -    $  12,030  $       -  $     (19) $  12,011
                                  ---------  ---------  ---------  ---------    ---------  ---------  ---------  ---------
                                  ---------  ---------  ---------  ---------    ---------  ---------  ---------  ---------

       As of December 31, 2006, there were no non-income producing fixed maturity securities for the twelve months preceding that date.

Equity Securities

       Equity securities are comprised of available-for-sale securities. An analysis of equity securities is as follows:

                                                                          December 31,

                                  ----------------------------------------------------------------------------------------
                                                     2007                                          2006
                                  ------------------------------------------    ------------------------------------------
                                               Gross      Gross    Estimated                 Gross      Gross    Estimated
                                            Unrealized Unrealized    Fair                 Unrealized Unrealized    Fair
                                    Cost       Gains     Losses      Value        Cost       Gains     Losses      Value
                                  ---------  ---------  ---------  ---------    ---------  ---------  ---------  ---------
                                                                       (In thousands)

Private corporate equity

   securities..............       $   1,984  $       -  $       -  $   1,984    $     844  $       -  $       -  $     844
                                  ---------  ---------  ---------  ---------    ---------  ---------  ---------  ---------
Total available-for-sale
   equity securities.......       $   1,984  $       -  $       -  $   1,984    $     844  $       -  $       -  $     844
                                  ---------  ---------  ---------  ---------    ---------  ---------  ---------  ---------
                                  ---------  ---------  ---------  ---------    ---------  ---------  ---------  ---------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Investment Concentration and Risk

       As of December 31, 2007, the Group's investments consisted of three private corporate equity securities with individual book values of less then 10% of the Group's shareholders' equity. One of these investments, with a book value of $1.0 million, is in preferred stock of a technology company that is a consulting client of BICC. Another investment, with a book value of $140,000, is in preferred stock of another technology company that is also a consulting client of BICC. The third investment has a book value of $844,000 and is in preferred stock of a technology company.

       As of December 31, 2007, the Company's Jersey based life insurance subsidiary, LPAL, owned 93% of the Group's $2.0 million in available-for-sale private equity securities. LPAL is a regulated insurance company, and as such it must meet stringent capital adequacy requirements and no transfers, except in satisfaction of long-term business liabilities, are permitted from its long-term insurance fund without the consent of LPAL's directors and actuary. Dividends require the approval of the Jersey Financial Services Commission ("JFSC"). LPAL's investments are therefore not currently available to fund the operations or commitments of the Company or its other subsidiaries.

       The Group held no fixed maturity securities considered less than investment grade as of December 31, 2006. The Group held no fixed maturity securities as of December 31, 2007.

Net Unrealized Gains (Losses) on Available-for-Sale Securities

       Net unrealized losses on fixed maturity securities classified as available-for-sale as of December 31, 2006 totaled $14,000. There were no related income taxes. The Group held no fixed maturity securities as of December 31, 2007.

       There were no net unrealized losses on equity securities classified as available-for-sale as of December 31, 2007 or 2006.

       Changes  in  net  unrealized  gains  and  losses  on   available-for-sale
securities included in other comprehensive income for the years ended December 31, 2007 and 2006 were as follows:

                                                                                  Net Unrealized Gains (Losses)
                                                                                -------------------------------
                                                                                  Fixed
                                                                                Maturity     Equity
                                                                               Securities  Securities   Total
                                                                               ---------- ----------- ----------
                                                                                         (In thousands)

Net unrealized gains on available-for-sale securities as of December 31, 2005   $      20  $       -  $      20

Changes during the year ended December 31, 2006:

   Unrealized holding gains and losses on available-for-sale securities.....          (14)         -        (14)
   Reclassification adjustment for gains and losses included in net loss....          (20)         -        (20)
                                                                                ---------  ---------  ---------
Net unrealized losses on available-for-sale securities as of December 31, 2006  $     (14) $       -  $     (14)
                                                                                ---------  ---------  ---------
                                                                                ---------  ---------  ---------
Changes during the year ended December 31, 2007:

   Unrealized holding gains and losses on available-for-sale securities......          14          -         14
   Reclassification adjustment for gains and losses included in net income...           -          -          -
                                                                                ---------  ---------  ---------
Net unrealized losses on available-for-sale securities as of December 31, 2007  $       -  $       -  $       -
                                                                                ---------  ---------  ---------
                                                                                ---------  ---------  ---------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Net Investment Income

       The details of investment income, net of investment expenses, are as follows:

                                                                                         Years Ended December 31,
                                                                                       ----------------------------
                                                                                           2007            2006
                                                                                       ------------    ------------
                                                                                               (In thousands)

Interest on fixed maturity securities................................................  $        208    $        881
Interest on cash and cash equivalents................................................           596             324
                                                                                       ------------    ------------
Gross investment income..............................................................           804           1,205
Investment expenses..................................................................             -              (2)
                                                                                       ------------    ------------
                                                                                                804           1,203
Amounts credited on insurance policyholder accounts..................................           (44)           (468)
                                                                                       ------------    ------------
Net investment income................................................................  $        760    $        735
                                                                                       ------------    ------------
                                                                                       ------------    ------------


Realized Gains and Losses

       Information about gross and net realized gains and losses on securities transactions is as follows:

                                                                                         Years Ended December 31,
                                                                                       ----------------------------
                                                                                           2007            2006
                                                                                       ------------    ------------
                                                                                               (In thousands)
Realized  gains   (losses)  on  securities   transactions:
Fixed   maturities, available-for-sale:
   Gross gains.......................................................................  $      1,198    $          -
   Gross losses .....................................................................             -              (2)
                                                                                       ------------    ------------
Net realized gains (losses) on fixed maturities, available-for-sale..................         1,198              (2)
                                                                                       ------------    ------------
Equity securities, trading:

   Gross gains.......................................................................             -               6
                                                                                       ------------    ------------
Net realized gains on equity securities, trading.....................................             -               6
                                                                                       ------------    ------------
Equity securities, available-for-sale:
   Gross losses......................................................................             -              (6)
                                                                                       ------------    ------------
Net realized losses on equity securities, available-for-sale.........................             -              (6)
                                                                                       ------------    ------------

Net realized investment gains (losses) on securities transactions....................  $      1,198    $         (2)
                                                                                       ------------    ------------
                                                                                       ------------    ------------


       The net realized gain of $1.2 million in 2007 represents a partial distribution received from the WorldCom, Inc. securities litigation. LPAL held certain WorldCom, Inc. publicly traded bonds which it sold at a loss in 2002. This $1.2 million payment reverses part of LPAL's realized loss recorded in 2002. Since this payment is for LPAL's account, it is not available to fund the operations or commitments of the Company or its other subsidiaries.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Subsequent Events

       LPAL received an additional $0.3 million payment in February 2008, representing the final distribution from the WorldCom, Inc. securities litigation, which will be recognized in the Group's statement of operations for the first quarter of 2008. Since this payment is for LPAL's account, it is not available to fund the operations or commitments of the Company or its other subsidiaries.

       In February 2008, LPAL submitted a claim in the Enron Securities class action settlement, based on certain Enron bonds previously held by LPAL which LPAL believes constitute "Category 1" securities eligible for the Enron settlement proceeds. The Group does not expect any payment based on LPAL's claim until 2009 at the earliest. The amount of the recovery of LPAL's realized investment losses recorded in 2002 is currently unknown.

Note 4.    Property and Equipment

       Property and equipment are carried at cost and consisted of the following:

                                                                                               December 31,
                                                                                       ----------------------------
                                                                                          2007              2006
                                                                                       ------------    ------------
                                                                                              (In thousands)

Property, equipment and leasehold improvements....................................     $        189    $        729
Accumulated depreciation..........................................................             (175)           (712)
                                                                                       ------------    ------------
Property and equipment, net.......................................................     $         14    $         17
                                                                                       ------------    ------------
                                                                                       ------------    ------------

Note 5.    Other Assets

       An analysis of other assets is as follows:

                                                                                               December 31,
                                                                                       ----------------------------
                                                                                          2007              2006
                                                                                       ------------    ------------
                                                                                              (In thousands)

Prepayments.......................................................................     $        164    $        195
Receivables:
   Due from broker................................................................                -               1
   Fee income receivable..........................................................              411             169
   Other receivables..............................................................               45              18
   Allowance for doubtful accounts................................................              (34)            (34)
                                                                                       ------------    ------------
Total other assets................................................................     $        586    $        349
                                                                                       ------------    ------------
                                                                                       ------------    ------------


                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 6.    Life Insurance Policy Liabilities

       An analysis of life insurance policy liabilities is as follows:

                                                                                              December 31,
                                                                                       ----------------------------
                                                                                          2007             2006
                                                                                       ------------    ------------
                                                                                              (In thousands)

Deferred annuities - policyholder contract deposits...............................     $         95    $      3,360
Other policy claims and benefits..................................................               46             280
                                                                                       ------------    ------------
                                                                                       $        141    $      3,640
                                                                                       ------------    ------------
                                                                                       ------------    ------------

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

Note 7.   Statutory Financial Information and Restrictions

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

       The JFSC sets out the conditions with which LPAL must comply and determines the reporting requirements and the frequency of reporting. These conditions require that: (i) LPAL must hold, at all times, approved assets at least equal to the long-term insurance fund plus the required minimum solvency margin, (ii) the margin of solvency must be the greater of (pound)50,000 or 2.5% of the value of the long-term business fund, and (iii) assets equal to not less than 90% of liabilities must be placed with approved independent custodians. As of December 31, 2007, LPAL met all of these conditions.

       LPAL is also required under the insurance laws to appoint an actuary. The actuary must be qualified as defined under Jersey law and is required to supervise the long-term insurance fund. No transfers, except in satisfaction of long-term insurance business liabilities, are permitted from LPAL's long-term insurance fund without the consent of LPAL's directors and actuary. Dividends require the approval of the JFSC.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Note 8.    Income Taxes

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

       The Group is subject to taxation on its income in all countries in which it operates based upon the taxable income arising in each country. However, realized gains on certain investments are exempt from Jersey and Guernsey taxation. This and other tax benefits which may not recur have reduced the tax charge in 2007 and 2006.

       The Group is subject to income tax in Jersey at a rate of 20%. In the United States, the Group is subject to both federal and California taxes at rates up to 34% and 8.84%, respectively.

       A breakdown of the Group's book income (loss) before income taxes by tax jurisdiction follows:

                                                                                          Years Ended December 31,
                                                                                       ----------------------------
                                                                                           2007            2006
                                                                                       ------------    ------------
                                                                                              (In thousands)
Income (loss) before income taxes:

Jersey, Guernsey and United Kingdom..................................................  $        270    $     (1,410)
United States..........................................................................         108          (2,268)
                                                                                       ------------    ------------
Total income (loss) before income taxes..............................................  $        378    $     (3,678)
                                                                                       ------------    ------------
                                                                                       ------------    ------------


                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

       The provision for income taxes differs from the amount computed by applying the Jersey, Channel Islands statutory income tax rate of 20% to the income (loss) before income taxes. The sources and tax effects of the difference are as follows:

                                                                                         Years Ended December 31,
                                                                                       ----------------------------
                                                                                           2007            2006
                                                                                       ------------    ------------
                                                                                               (In thousands)
Income tax expense (benefit) computed at Jersey statutory income tax
   rate of 20%.......................................................................  $         76    $       (736)
Realized and unrealized investment gains not subject to taxation
   in Jersey.........................................................................          (240)              -
Other losses not deductible in Jersey................................................           158             268
Income not taxable in Guernsey.......................................................           (10)            (20)
Tax expense (benefit) on losses at higher than 20% statutory Jersey rate:
   Income (losses) in the U.S........................................................            24            (518)

Increase (decrease) in valuation allowance...........................................           (48)            972
Expiration of capital loss carryforwards of U.S. entities............................        67,245               -
Decrease in valuation allowance related to expiration of capital loss
   carryforwards.....................................................................       (67,245)              -
Forfeiture of U.S. net operating loss carryforwards related to dissolved
   U.S. entities (1).................................................................             -           5,070
Decrease in valuation allowance related to dissolved U.S. entities (1)...............             -          (5,070)
Other................................................................................            42              39

                                                                                       ------------    ------------
Actual tax expense ..................................................................  $          2    $          5
                                                                                       ------------    ------------
                                                                                       ------------    ------------

(1) Related  to  two  of the  Group's  inactive  U.S.  subsidiaries  which  were  dissolved  in  December  2006.
    These  entities  were  owned  by a  non-U.S. subsidiary  of the  registrant  and as a result of their  dissolution,
    $4.4 million of federal net operating loss carryforward benefits and $0.7 million of state net operating loss carryforward benefits were forfeited.

       The components of the actual tax expense were as follows:

                                                                                          Years Ended December 31,
                                                                                       ----------------------------
                                                                                           2007            2006
                                                                                       ------------    ------------
                                                                                               (In thousands)
Jersey, Guernsey and United Kingdom:

   Current tax expense...............................................................  $          -    $          -
   Deferred tax expense..............................................................             -               -

United States:

   Current tax expense ..............................................................             2               5
   Deferred tax expense..............................................................             -               -

                                                                                       ------------    ------------
Total actual tax expense ............................................................  $          2    $          5
                                                                                       ------------    ------------
                                                                                       ------------    ------------

       The Group recognizes assets and liabilities for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES assets and liabilities are recovered or settled. The deferred income tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary. Deferred income tax assets and liabilities are disclosed net in the consolidated financial statements when they arise within the same tax jurisdiction and tax return.

       The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below. As of both December 31, 2007 and December 31, 2006, full valuation allowances were provided on the net deferred tax assets of the U.S. tax group due to the uncertainty of generating future taxable income or capital gains to benefit from the deferred tax assets.

                                                                                               December 31,
                                                                                       ----------------------------
                                                                                           2007            2006
                                                                                       ------------    ------------
                                                                                               (In thousands)
U.S. subsidiaries:

Deferred income tax assets:

Net operating loss carryforwards..................................................     $      5,497    $      5,543
Capital loss carryforwards........................................................                -          67,245
Deferred compensation.............................................................                3               4
Bad debts.........................................................................               14              14
Other assets......................................................................                1               2
Valuation allowance...............................................................           (5,514)        (72,807)
                                                                                       ------------    ------------
Deferred income tax assets, net of valuation allowance............................                1               1

Deferred income tax liabilities:
Depreciation, amortization and other..............................................               (1)             (1)
                                                                                       ------------    ------------
                                                                                                 (1)             (1)
                                                                                       ------------    ------------
Net deferred income tax assets - U.S. subsidiaries................................     $          -    $          -
                                                                                       ------------    ------------
                                                                                       ------------    ------------


       As of December 31, 2007, the Group's U.S. subsidiaries have pre-tax federal net operating loss carryforwards of approximately $13.3 million expiring as follows: approximately $1.3 million in 2011, and approximately $12.0 million from 2020 to 2026. These subsidiaries have California net operating loss carryforwards of approximately $10.8 million expiring from 2012 to 2016. The Group has recorded a full valuation allowance for the deferred tax assets arising from these carryforward amounts as of December 31, 2007 due to the uncertainty of generating future taxable income to benefit from the deferred tax assets.

       The Company's Jersey, Channel Islands subsidiaries have net operating loss carryforwards of approximately $12.7 million as of December 31, 2007; however, these loss carryforward positions will be lost due to the introduction of a new tax system in Jersey in 2009 when the expected tax rate for certain Jersey corporations will be zero. The Company expects that its tax rate for its Jersey entities will be zero. As such, no deferred tax assets, and no corresponding valuation reserves, have been recorded for these net operating loss carryforwards.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Note 9.    Shareholders' Equity

       The Company has authorized 86,400,000 Ordinary Shares with a par value of $0.05 per share. As of December 31, 2007 and 2006, there were 64,439,073 Ordinary Shares issued and outstanding.

       No dividends were declared and paid in 2007 or 2006.

       Prior to December 31, 2007, the Company had a liability on its consolidated balance sheet of $215,000, representing the amount of dividend checks issued by the Company's share registrar to shareholders that had not been cashed. As the Company had previously remitted the full amount of the dividends to its registrar, after a period of time, the registrar would return the funds to the Company in the amount of the uncashed dividend checks. Pursuant to the Company's Memorandum and Articles, any unclaimed dividend after twelve or more years after the date of its declaration shall be forfeited and shall revert back to the Company. As such, at the end of 2007, the Company wrote-off $90,000 of unclaimed dividends that were more than 12 years old, directly as a credit to retained earnings in the Company's consolidated balance sheet.

       Accumulated other comprehensive loss consists of two components, foreign currency translation adjustments and net unrealized gains and losses on available-for-sale securities. Accumulated foreign currency translation adjustments were $(399,000) and $(404,000) as of December 31, 2007 and 2006, respectively. The net unrealized gains (losses) on available-for-sale securities after deferred income taxes were $0 and $(14,000) as of December 31, 2007 and 2006, respectively.

       The Group has two share incentive plans as described in Note 12 "Share Incentive Plans" below. Under the terms of these plans, shares of the Company may be purchased in the open market and held in trust. These shares are owned by the employee benefit trusts, which are subsidiaries of the Company for financial reporting purposes.

       Changes in the number of shares held by The London Pacific Group 1990 Employee Share Option Trust ("ESOT") and the Agent Loyalty Opportunity Trust ("ALOT") were as follows:

                                                                               Years Ended December 31,
                                                                     ------------------------------------------
                                                                             2007                  2006
                                                                     --------------------  --------------------
                                                                       ESOT       ALOT       ESOT       ALOT
                                                                     ---------  ---------  ---------  ---------
                                                                                    (In thousands)

Shares held as of January 1....................................         13,084        438     13,084        438
Purchased......................................................              -          -          -          -
Exercised......................................................              -          -          -          -
                                                                     ---------  ---------  ---------  ---------
Shares held as of December 31..................................         13,084(1)     438     13,084(1)     438
                                                                     ---------  ---------  ---------  ---------
                                                                     ---------  ---------  ---------  ---------

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

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

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

Note 10.    Commitments and Contingencies

Lease Commitments

       The Group leases office space under operating leases. Total rents under these operating leases were $201,000 (net of sublease income of $86,000) and $207,000 (net of sublease income of $46,000), for the years ended December 31, 2007 and 2006, respectively. The Group had no capital leases as of December 31, 2007.

       Future minimum lease payments required under non-cancellable operating leases with terms of one year or more, as of December 31, 2007, were as follows:

                                                                                                          Operating
                                                                                                           Leases(1)
                                                                                                       ------------
                                                                                                     (In thousands)

2008...............................................................................................             273
2009...............................................................................................             133
2010...............................................................................................              67
                                                                                                       ------------
Total..............................................................................................           $ 473
                                                                                                       ------------
                                                                                                       ------------

(1) Includes  commitments  related to the  Group's  Jersey  office  lease  which expires in September  2010.  The Group entered into a sublease of its Jersey office during 2006.  Expected  future sublease income from 2007 through 2010 is  $215,000.  A liability  of $118,000  remains  recorded on the  Company's consolidated balance sheet as of December
    31, 2007, representing the loss on the sublease from 2008 through 2010.

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

       Under its Memorandum and Articles of Association, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company maintains directors and officers liability insurance that limits the Company's exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2007.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, clients and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions sometimes include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2007.

Note 11.   Fair Value of Financial Instruments

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

       The carrying values and estimated fair values of the Group's financial instruments were as follows:

                                                                          December 31,
                                                      --------------------------------------------------
                                                                2007                      2006
                                                      ------------------------  ------------------------
                                                       Carrying     Estimated    Carrying     Estimated
                                                         Value      Fair Value     Value      Fair Value
                                                      -----------  -----------  -----------  -----------
                                                                             (In thousands)
Financial assets:

Cash and cash equivalents........................     $    14,568  $    14,568  $     6,707  $     6,707
Investments:
   Fixed maturities:

       Available-for-sale........................               -            -        9,007        9,007
       Held-to-maturity..........................               -            -        3,009        3,004
   Equity securities:

       Available-for-sale........................           1,984        1,984          844          844

Financial liabilities:

Life insurance policy liabilities................             141          139        3,640        3,603


       The following methods and assumptions were used by the Group in estimating the fair value of the financial instruments presented:

Cash, Cash Equivalents and Cash Held in Escrow: The carrying amounts reported in the consolidated balance sheet for these instruments approximated fair value.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Fixed Maturity Securities: Fair values for actively traded fixed maturity securities classified as available-for-sale and held-to-maturity were generally based upon quoted market prices. Fair values for private corporate debt securities were based on the results of valuation methodologies performed by management.

Available-for-Sale Equity Securities: Fair values for equity securities classified as available-for-sale were based upon the results of management's valuation methodologies, including analysis of company, industry, geographical and overall equity market factors which influence fair value.

Life Insurance Policy Liabilities: The balance sheet caption "life insurance policy liabilities" includes investment-type insurance contracts (i.e., deferred annuities). The estimated fair values of deferred annuity policies were based on their account values after deduction of surrender charges.

Note 12.    Share Incentive Plans

       The Group has two share incentive plans for employees, agents and directors of Berkeley Technology Limited and its subsidiaries that provide for the issuance of share options and stock appreciation rights.

Employee Share Option Trust

       The London Pacific Group 1990 Employee Share Option Trust ("ESOT"), which was approved by shareholders in 1990, provides for the granting of share options to employees and directors. The objectives of this plan include retaining the best personnel and providing for additional performance incentives. Options are generally granted with an exercise price equal to the fair market value of the underlying shares at the date of grant. Such grants to employees and directors are generally exercisable in four equal annual installments beginning one year from the date of grant, subject to employment continuation, and expire seven or ten years from the date of grant.

       The ESOT may purchase shares of the Company in the open market, funded each year by a loan from the Company or its subsidiaries. While the loan is limited up to an annual maximum of 5% of the consolidated net assets of the Group, the ESOT is not limited as to the number of options that may be granted, as long as it holds the shares underlying the total outstanding options. The loan is secured by the shares held in the trust, is interest free, and is eliminated in the consolidated financial statements. The ESOT has waived its entitlement to dividends on any shares held. See Note 9 "Shareholders' Equity" for a summary of the share activity within the ESOT.

       Share option activity for the years ended December 31, 2007 and 2006 was as follows:

                                                                2007                      2006
                                                      ------------------------  ------------------------
                                                       Weighted-                 Weighted-
                                                        Number       Average      Number       Average
                                                          of        Exercise        of        Exercise
(Options in thousands)                                 Options       Price        Options       Price
                                                      -----------  -----------  -----------  -----------

Outstanding as of January 1......................           5,225  $      2.59        6,285  $      2.77
Granted..........................................           4,500         0.10            -            -
Forfeited........................................            (100)        0.20            -            -
Expired..........................................               -            -       (1,060)        3.66
                                                      -----------  -----------  -----------  -----------
Outstanding as of December 31....................           9,625  $      1.45        5,225  $      2.59
                                                      -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------

Options exercisable as of December 31............           4,675  $      2.88        4,475  $      3.00
                                                      -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       See Note 1 "Summary of Significant Accounting Policies" for information regarding the Group's accounting for share based compensation.

       Summary information about the Group's share options outstanding as of December 31, 2007 is as follows:

                                   Options Outstanding (1)                             Options Exercisable (1)
                        -----------------------------------------------            --------------------------------
                                           Weighted-
                                            Average          Weighted-                                  Weighted-
  Range of                                 Remaining         Average                                     Average
  Exercise                 Number         Contractual        Exercise                   Number          Exercise
   Prices                Outstanding          Life             Price                  Exercisable         Price
------------            -------------     -----------      ------------            ---------------     ------------
                        (In thousands)        (Years)                                 (In thousands)

  $0.10   $0.50                 7,315            7.79             $0.17                      2,365            $0.29
   0.51 -  5.00                   220            3.18              2.46                        220             2.46
   5.01 - 10.00                 2,030            3.38              5.41                      2,030             5.41
  10.01 - 21.00                    60            2.68             21.00                         60            21.00
---------------         -------------     -----------      ------------            ---------------     ------------
$  0.10 -$21.00                 9,625            6.72             $1.45                      4,675            $2.88
---------------         -------------     -----------      ------------            ---------------     ------------
---------------         -------------     -----------      ------------            ---------------     ------------

(1) The intrinsic  value of all options  outstanding as of December 31, 2007 was zero, as the market value of the underlying shares was $0.10 as of that date.

Valuation and expense information under SFAS 123R

       The estimated fair value of share option compensation awards to employees and directors, as calculated using the Black-Scholes option pricing model as of the date of grant, is amortized using the straight-line method over the vesting period of the options. For the years ended December 31, 2007 and 2006, compensation expense related to employee share options under SFAS 123R totaled $71,000 and $58,000, respectively, and is included in operating expenses in the accompanying statements of operations.

       During the first quarter of 2007, 4,500,000 options were granted to employees and directors at an exercise price equal to the fair market value of the underlying shares on the grant date which was $0.10. These options were valued using the Black-Scholes option pricing model using the following assumptions: expected share price volatility of 66%, risk-free interest rate of 4.52%, weighted average expected life of 6.25 years and expected dividend yield of zero percent. The fair value of the 4,500,000 options was $292,000. During 2007, 250,000 options became vested, 100,000 options were forfeited and no options were exercised. At December 31, 2007, there were 9,625,000 options outstanding with a weighted average exercise price of $1.45. Of these options, 4,675,000 were exercisable at December 31, 2007, and these have a weighted average exercise price of $2.88. The remaining 4,950,000 options were unvested at December 31, 2007. These unvested options have a weighted average exercise price of $0.11. As of December 31, 2007, total unrecognized compensation expense related to unvested share options was $254,000, which is expected to be recognized as follows: $88,000 in 2008, $77,000 in 2009, $72,000 in 2010 and
$17,000 in 2011.

Agent Loyalty Opportunity Trust

       The Agent Loyalty Opportunity Trust ("ALOT") was established in 1997 (without shareholders' approval) to provide for the granting of stock appreciation rights ("SARs") on the Company's Ordinary Shares to agents of the Company's former U.S. life insurance subsidiary. Each award unit entitled the holder to cash compensation equal to the difference between the Company's prevailing share price and the exercise price. The award units were exercisable in four equal annual installments commencing on the first anniversary of the

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES date of grant and were forfeited upon termination of the agency contract. Vesting of the award in any given year was also contingent on the holder of the award surpassing a predetermined benchmark tied to sales and persistency. The SARs expired seven years from the date of grant. The 79,000 awards outstanding at December 31, 2005 expired in April 2006.

       The ALOT may purchase Ordinary Shares in the open market, funded by a loan from a Group subsidiary. The loan is secured by the shares held in the trust and bears interest based upon the trust's net income before interest for each financial period. The trust receives dividends on all Ordinary Shares held. The loan, interest income and dividend income are eliminated in the consolidated financial statements. See Note 9 "Shareholders' Equity" for a summary of the share activity within the ALOT.

       SAR activity for the years ended December 31, 2007 and 2006 was as follows:

                                                                2007                      2006
                                                      ------------------------  ------------------------
                                                                    Weighted-                 Weighted-
                                                         Number      Average      Number       Average
                                                        of Award    Exercise     of Award     Exercise
(Award units in thousands)                               Units        Price       Units         Price
                                                      -----------  -----------  -----------  -----------

Outstanding as of January 1......................               -            -           79  $      5.19
Granted..........................................               -            -            -            -
Exercised........................................               -            -            -            -
Forfeited........................................               -            -            -            -
Expired..........................................               -            -          (79)        5.19
                                                      -----------  -----------  -----------  -----------
Outstanding as of December 31....................               -            -            -            -
                                                      -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------

Award units exercisable as of December 31........               -            -            -            -
                                                      -----------  -----------  -----------  -----------
                                                      -----------  -----------  -----------  -----------


Note 13.     Pension Plan

       The Group provides a defined contribution plan for its U.K. employees. There is currently one participant in the plan. The Group has no ongoing liabilities associated with the plan. Contributions of $175,000 and $161,000 were made by the Group to the plan in 2007 and 2006, respectively. Of the 2007 and 2006 contributions, $121,000 and $111,000, respectively, were offset by a salary waiver.

Note 14.    Earnings Per Share and ADS

       Earnings (loss) per ADS are equivalent to ten times earnings (loss) per Ordinary Share.

       A reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share calculations in accordance with Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings per Share," is as follows:

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                                                                                         Years Ended December 31,
                                                                                       ----------------------------
                                                                                           2007            2006
                                                                                       ------------    ------------
                                                                                       (In thousands, except share,
                                                                                        per share and ADS amounts)

Income (loss) from continuing operations.............................................  $        376    $     (2,683)
Loss on discontinued operations......................................................             -          (1,000)
                                                                                       ------------    ------------
Net income (loss)....................................................................  $        376    $     (3,683)
                                                                                       ------------    ------------
                                                                                       ------------    ------------

Basic earnings (loss) per share and ADS:
Weighted-average number of Ordinary Shares outstanding,
   excluding shares held by the employee benefit trusts..............................    50,916,692      50,916,692
                                                                                       ------------    ------------

Basic earnings (loss) per share:

Continuing operations................................................................  $       0.01    $      (0.05)
Discontinued operations..............................................................             -           (0.02)
                                                                                       ------------    ------------
                                                                                       $       0.01    $      (0.07)
                                                                                       ------------    ------------
                                                                                       ------------    ------------
Basic earnings (loss) per ADS:

Continuing operations................................................................  $       0.07    $      (0.53)
Discontinued operations..............................................................             -           (0.20)
                                                                                       ------------    ------------
                                                                                       $       0.07    $      (0.73)
                                                                                       ------------    ------------
                                                                                       ------------    ------------

Diluted earnings (loss) per share and ADS:
Weighted-average number of Ordinary Shares outstanding,
   excluding shares held by the employee benefit trusts..............................    50,916,692      50,916,692
Effect of dilutive securities (warrants and employee share options) .................       304,545               -
                                                                                       ------------    ------------
Weighted-average number of Ordinary Shares used in diluted
   earnings (loss) per share calculations............................................    51,221,237      50,916,692
                                                                                       ------------    ------------
                                                                                       ------------    ------------
Diluted earnings (loss) per share:

Continuing operations................................................................  $       0.01    $      (0.05)
Discontinued operations..............................................................             -           (0.02)
                                                                                       ------------    ------------
                                                                                       $       0.01    $      (0.07)
                                                                                       ------------    ------------
                                                                                       ------------    ------------
Diluted earnings (loss) per ADS:

Continuing operations................................................................  $       0.07    $      (0.53)
Discontinued operations..............................................................             -           (0.20)
                                                                                       ------------    ------------
                                                                                       $       0.07    $      (0.73)
                                                                                       ------------    ------------
                                                                                       ------------    ------------

       As the Company recorded a net loss for the year ended December 31, 2006, the calculation of diluted loss per share for that year does not include potentially dilutive employee share options and warrants issued to the Bank of Scotland as they are anti-dilutive and, if included, would have resulted in a reduction of the net loss per share. If the Company had reported net income for the year ended December 31, 2006, there would have been an additional 8,125 shares, respectively, included in the calculation of diluted earnings per share for that year.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Note 15.    Transactions with Related Parties

       The Group paid legal fees of approximately $5,000 and $1,000 during 2007 and 2006, respectively, to a law firm of which one of its directors, Victor A. Hebert, is a member.

Note 16.    Business Segment and Geographical Information

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

       Summary revenue and investment gain (loss) information by geographic segment, based on the domicile of the Group company generating those revenues, is as follows:

                                                                                         Years Ended December 31,
                                                                                       ----------------------------
                                                                                           2007            2006
                                                                                       ------------    ------------
                                                                                               (In thousands)

Jersey...............................................................................  $      1,842    $        968
Guernsey.............................................................................            52             103
United States........................................................................         1,828             872
                                                                                       ------------    ------------
Consolidated revenues and net investment gains (losses)
   for continuing operations.........................................................  $      3,722    $      1,943
                                                                                       ------------    ------------
                                                                                       ------------    ------------

       Total assets by geographic segment were as follows:

                                                                                                December 31,
                                                                                       ----------------------------
                                                                                             2007          2006
                                                                                       ------------    ------------
                                                                                              (In  thousands)

Jersey.............................................................................    $     14,135    $     15,203
Guernsey...........................................................................               1           2,082
United States......................................................................           3,031           2,952
                                                                                       ------------    ------------
Consolidated total assets .........................................................    $     17,167    $     20,237
                                                                                       ------------    ------------
                                                                                       ------------    ------------


                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       Revenues and income (loss) before income taxes for the Company's reportable operating segments included in continuing operations, based on management's internal reporting structure, were as follows:

                                                                                         Years Ended December 31,
                                                                                       ----------------------------
                                                                                           2007            2006
                                                                                       ------------    ------------
                                                                                              (In thousands)
Revenues:

Venture capital and consulting.......................................................  $      1,718    $        723
Life insurance and annuities ........................................................         1,778             937
                                                                                       ------------    ------------
                                                                                              3,496           1,660
Reconciliation of segment amounts to consolidated amounts:

Interest and other fee income........................................................           226             283
                                                                                       ------------    ------------
Consolidated revenues and net investment gains and losses
   for continuing operations.........................................................  $      3,722    $      1,943
                                                                                       ------------    ------------
                                                                                       ------------    ------------


Income (loss) from continuing operations before income tax expense:

Venture capital and consulting.......................................................  $        317    $       (403)
Life insurance and annuities.........................................................         1,228            (221)
                                                                                       ------------    ------------
                                                                                              1,545            (624)
Reconciliation of segment amounts to consolidated amounts:

Interest and other fee income........................................................           226             283
Corporate expenses...................................................................        (1,392)         (2,336)
Interest expense.....................................................................            (1)             (1)
                                                                                       ------------    ------------
Consolidated income (loss) from continuing operations
   before income tax expense.........................................................  $        378    $     (2,678)
                                                                                       ------------    ------------
                                                                                       ------------    ------------


       Assets attributable to each of the Company's reportable operating segments, based on management's reporting structure, were as follows:

                                                                                                December 31,
                                                                                       ----------------------------
                                                                                           2007            2006
                                                                                       ------------    ------------
                                                                                              (In  thousands)
Assets:

Venture capital and consulting.....................................................    $          -    $          -
Life insurance and annuities.......................................................          12,238          14,518
Corporate and other................................................................           4,929           5,719
                                                                                       ------------    ------------
Consolidated total assets..........................................................    $     17,167    $     20,237
                                                                                       ------------    ------------
                                                                                       ------------    ------------

 Note 17.    Client Concentration

       During 2007, 51% of consulting fee revenues were generated from one client. The level of consulting fees is expected to be volatile in future periods depending on the nature and extent of the Group's work at any point in time.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.

Item 9A.(T)    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

       Our company's management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this Report (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

       Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management's Report on Internal Control Over Financial Reporting

       Our company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2007, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

       There were no changes in our internal controls over financial reporting that occurred during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

       None.

                                    PART III

       Certain information required by Part III is omitted from this Form 10-K and is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on July 31, 2008 (the "Proxy Statement"), which will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Our executive officers are as follows:

       Arthur I. Trueger, Executive Chairman: Mr. Trueger, age 59, is the founder and a principal shareholder of Berkeley Technology Limited. He has worked for us for more than 30 years and holds A.B., M.A. and J.D. degrees from the University of California.

       Ian K. Whitehead, Chief Financial Officer: Mr. Whitehead, age 53, has held the position of Chief Financial Officer of Berkeley Technology Limited since he joined us in 1990. Mr. Whitehead is a member of the Institute of Chartered Accountants in England and Wales.

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

       Information regarding our Code of Ethics, adopted on November 12, 2003 and amended and restated in December 2007, is incorporated by reference to the section entitled "Code of Ethics" in our Proxy Statement.

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

       The following table is a summary of selected information for our equity compensation plans as of December 31, 2007.

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
                                            Warrants and Rights     Warrants and Rights                       Plans

                              --------------------------------------------------------------------------------------------

Equity compensation plans
   approved by shareholders.............              9,625,000 (1)               $1.45                         (1)

Equity compensation plans not
   approved by shareholders.............                     -                        -
                                                ---------------                --------
Total...................................              9,625,000                   $1.45
                                                ---------------                --------
                                                ---------------                --------

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

       Information regarding the features of the equity compensation plan not approved by shareholders is incorporated by reference to Note 12 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

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

                                     PART IV

Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements:
                                                                                              Page
         The following  consolidated financial statements of Berkeley Technology
Limited and subsidiaries are included in Item 8:

  Report of Independent Registered Public Accounting Firm......................................  17

  Consolidated Balance Sheets as of December 31, 2007 and 2006.................................  18

  Consolidated Statements of Operations for the Years Ended
      December 31, 2007 and 2006...............................................................  19

  Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2007 and 2006...............................................................  20

  Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
      December 31, 2007 and 2006...............................................................  22

  Consolidated Statements of Comprehensive Income for the Years Ended
      December 31, 2007 and 2006...............................................................  23

  Notes to the Consolidated Financial Statements...............................................  24

2. Financial Statement Schedules:

The following financial statement schedules of Berkeley Technology Limited and subsidiaries are included in this Form 10-K immediately following Item 15 and should be read in conjunction with the consolidated financial statements and notes thereto included in Item 8:

  Schedule I - Summary of Investments - Other Than Investments in Related
      Parties..................................................................................  55

  Schedule II - Condensed Financial Information of Registrant

      Condensed Balance Sheets as of December 31, 2007 and 2006................................  56

      Condensed Statements of Operations for the Years Ended
          December 31, 2007 and 2006...........................................................  57

      Condensed Statements of Cash Flows for the Years Ended
          December 31, 2007 and 2006...........................................................  58

      Note to Condensed Financial Statements...................................................  59

  Schedule III - Supplementary Insurance Information...........................................  60

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

10.2.1 (1) Agreement dated July 1, 1990 between us and Ian Kenneth Whitehead (filed previously as Exhibit 10.3.1 to our Form 10-K for the year ended December 31, 2000).

10.2.2 (1) London Pacific Advisers Limited Retirement Scheme confirmation dated December 5, 2000 for Ian Kenneth Whitehead (filed previously as Exhibit 10.3.3 to our Form 10-K for the year ended December 31, 2001).

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

14.1              Code of Ethics as amended and restated as of December 2007.

21                Subsidiaries of the Company as of March 31, 2008.

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

(c) Our financial statement schedules follow on pages 55 through 60.

                      SCHEDULE I - SUMMARY OF INVESTMENTS -

                    OTHER THAN INVESTMENTS IN RELATED PARTIES

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                             As of December 31, 2007

                            Column A                                 Column B         Column C        Column D

                                                                                                       Amount at
                                                                                                      Which Shown
                                                                                                    in Consolidated
                                                                                        Fair            Balance
                       Type of Investments                             Cost (1)        Value           Sheet (2)
--------------------------------------------------------------    --------------   --------------   ---------------
                                                                                  (In thousands)
Fixed maturity securities:
Bonds:

   United States government and government
     agencies and authorities...................................  $            -   $            -   $             -
   States, municipalities and political subdivisions............               -                -                 -
   Foreign governments..........................................               -                -                 -
   Public utilities.............................................               -                -                 -
   Convertibles and bonds with warrants attached................               -                -                 -
   All other corporate bonds....................................               -                -                 -
Redeemable preferred stock......................................               -                -                 -
                                                                  --------------   --------------   ---------------
Total fixed maturity securities.................................               -                -                 -
                                                                  --------------   --------------   ---------------
                                                                                   --------------
Equity securities:

Non-redeemable preferred stocks.................................           1,984            1,984             1,984
                                                                  --------------   --------------   ---------------
Total equity securities.........................................           1,984   $        1,984             1,984
                                                                  --------------   --------------   ---------------
                                                                                   --------------
Total investments...............................................  $        1,984                    $         1,984
                                                                  --------------                    ---------------
                                                                  --------------                    ---------------

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

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           BERKELEY TECHNOLOGY LIMITED

                            CONDENSED BALANCE SHEETS

                                                                                             December 31,
                                                                                   --------------------------------
                                                                                        2007              2006
                                                                                   --------------   ---------------
                                                                                  (In thousands, except share amounts)
                                     ASSETS

Cash and cash equivalents......................................................... $        2,277    $          677
Investment in subsidiaries........................................................        (64,866)          (66,080)
Intercompany balances.............................................................         80,097            82,099
Other assets......................................................................             13                 7
                                                                                   --------------    --------------
Total assets...................................................................... $       17,521    $       16,703
                                                                                   --------------    --------------
                                                                                   --------------    --------------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:

Accounts payable and accruals..................................................... $          381    $          498
Intercompany balances.............................................................            661               282
                                                                                   --------------    --------------
Total liabilities.................................................................          1,042               780
                                                                                   --------------    --------------
Commitments and contingencies

Shareholders' equity:

Ordinary shares, $0.05 par value per share: 86,400,000 shares authorized;
   64,439,073 shares issued and outstanding as of December 31, 2007
   and 2006.......................................................................          3,222             3,222
Additional paid-in capital........................................................         67,789            67,718
Retained earnings.................................................................          8,465             7,999
Employee benefit trusts, at cost (13,522,381 shares as of
   December 31, 2007 and 2006, respectively)......................................        (62,598)          (62,598)
Accumulated other comprehensive loss..............................................           (399)             (418)
                                                                                   --------------    --------------
Total shareholders' equity........................................................         16,479            15,923
                                                                                   --------------    --------------
Total liabilities and shareholders' equity........................................ $       17,521    $       16,703
                                                                                   --------------    --------------
                                                                                   --------------    --------------






            See accompanying Note to Condensed Financial Statements.

                           BERKELEY TECHNOLOGY LIMITED

                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                       Years Ended December 31,
                                                                                   --------------------------------
                                                                                        2007              2006
                                                                                   --------------    --------------
                                                                                            (In thousands)
Revenues:

Investment income................................................................. $           72    $           31
                                                                                   --------------    --------------
                                                                                               72                31
Expenses:

Staff costs.......................................................................            393               407
Other operating expenses..........................................................            497               733
                                                                                   --------------    --------------
                                                                                              890             1,140
                                                                                   --------------    --------------
Loss before income tax benefit and equity in
   undistributed net income (loss) of subsidiaries................................           (818)           (1,109)

Income tax benefit................................................................              -                 -
                                                                                   --------------    --------------
Loss before equity in undistributed net income (loss) of
   subsidiaries...................................................................           (818)           (1,109)

Equity in undistributed net income (loss) of subsidiaries (1).....................          1,194            (2,574)
                                                                                   --------------    --------------

Net income (loss)................................................................. $          376    $       (3,683)
                                                                                   --------------    --------------
                                                                                   --------------    --------------

-----------------------

(1) Eliminated on consolidation.

            See accompanying Note to Condensed Financial Statements.

                           BERKELEY TECHNOLOGY LIMITED

                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                        Years Ended December 31,
                                                                                   --------------------------------
                                                                                        2007              2006
                                                                                   --------------    --------------
                                                                                            (In thousands)
Cash flows from operating activities:

Net income (loss)................................................................. $          376    $       (3,683)

Adjustments to reconcile net income (loss) to net cash used in operating activities:

Equity in undistributed net (income) loss of subsidiaries.........................         (1,194)            2,574
Other operating cash flows........................................................             37               256
                                                                                   --------------    --------------
Net cash used in operating activities ............................................           (781)             (853)
                                                                                   --------------    --------------
Cash flows from investing activities:

Net advances from (to) subsidiaries...............................................            255              (181)
                                                                                   --------------    --------------
Net cash provided by (used in) investing activities...............................            255              (181)
                                                                                   --------------    --------------
Cash flows from financing activities:

Repayments from subsidiaries......................................................          2,126             1,403
                                                                                   --------------    --------------
Net cash provided by financing activities ........................................          2,126             1,403
                                                                                   --------------    --------------

Net increase in cash and cash equivalents.........................................          1,600               369
Cash and cash equivalents at beginning of year....................................            677               308
                                                                                   --------------    --------------
Cash and cash equivalents at end of year.......................................... $        2,277    $          677
                                                                                   --------------    --------------
                                                                                   --------------    --------------






            See accompanying Note to Condensed Financial Statements.

                           BERKELEY TECHNOLOGY LIMITED

                     NOTE TO CONDENSED FINANCIAL STATEMENTS

Note 1.    Basis of Presentation and Significant Accounting Policies

       The accompanying financial statements comprise a condensed presentation of financial position, results of operations and cash flows of Berkeley Technology Limited (the "Company") on a separate company basis. These condensed financial statements do not include the accounts of the Company's subsidiaries, but instead include the Company's investment in those subsidiaries, stated at amounts which are equal to the Company's equity in the subsidiaries' net assets. The consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this Form 10-K for the year ended December 31, 2007.

       Additional information about the significant accounting policies applied by the Company and its subsidiaries is included in Note 1 to the Consolidated Financial Statements in Item 8 of this Form 10-K for the year ended December 31, 2007.

               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                      Life Insurance and Annuities Segment

                                                                                     Years Ended/As of December 31,
                                                                                    --------------------------------
                                                                                        2007             2006
                                                                                    --------------    --------------
                                                                                             (In thousands)


Deferred policy acquisition costs.................................................. $           -     $           -


Future policy benefits, losses, claims and loss expenses (1) ......................           141             3,640


Unearned premiums..................................................................           N/A               N/A


Other policy claims and benefits payable (1).......................................             -                 -


Premium revenue (2)................................................................             2                 2


Net investment income (3)..........................................................           578               936


Benefits, claims, losses and settlement expenses...................................           N/A               N/A


Amortization of deferred policy acquisition costs..................................             -                 -


Other operating expenses...........................................................           506               689


Premiums written...................................................................           N/A               N/A




_______________

(1) For additional  disclosure regarding life insurance policy liabilities,  see Note 6 to the Consolidated  Financial
    Statements in Item 8 of this Form 10-K for the year ended December 31, 2007.

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

                                                 BERKELEY TECHNOLOGY LIMITED
                                                 (Registrant)

                                                 By     /s/  Arthur I. Trueger


Date:  March 31, 2008                                   Arthur I. Trueger
                                                        Executive Chairman




       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.




                                    /s/  Arthur I. Trueger

Date:  March 31, 2008               Arthur I. Trueger
                                    Executive Chairman
                                    (Principal Executive Officer)



                                    /s/  Ian K. Whitehead

Date:  March 31, 2008               Ian K. Whitehead
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)



                                    /s/  Victor A. Hebert

Date:  March 31, 2008               Victor A. Hebert
                                    Deputy Chairman and Non-Executive Director



                                    /s/  Harold E. Hughes, Jr.

Date:  March 31, 2008               Harold E. Hughes, Jr.
                                    Non-Executive Director



                                    /s/  Trenchard

Date:  March 31, 2008               The Viscount Trenchard
                                    Non-Executive Director

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                EXHIBIT INDEX FOR THE ANNUAL REPORT ON FORM 10-K

                      FOR THE YEAR ENDED DECEMBER 31, 2007

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

10.2.1 (1) Agreement dated July 1, 1990 between us and Ian Kenneth Whitehead (filed previously as Exhibit 10.3.1 to our Form 10-K for the year ended December 31, 2000).

10.2.2 (1) London Pacific Advisers Limited Retirement Scheme confirmation dated December 5, 2000 for Ian Kenneth Whitehead (filed previously as Exhibit 10.3.3 to our Form 10-K for the year ended December 31, 2001).

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

14.1              Code of Ethics as amended and restated as of December 2007.

21                Subsidiaries of the Company as of March 31, 2008.

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