Form 10-Q
period 2008-03-31
BERKELEY TECHNOLOGY LTD
filed 2008-05-15
CIK 891377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ____________________

                                    FORM 10-Q

(Mark One)

/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2008

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

     Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large  accelerated  filer [ ] Accelerated  filer [ ]  Non-accelerated  filer [ ]
Smaller reporting company [X]                         (Do not check if a smaller
                                                       reporting company)

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

    As of May 15, 2008, the registrant had outstanding 64,439,073 Ordinary Shares, par value $0.05 per share.


                                TABLE OF CONTENTS


                                     PART I

                              FINANCIAL INFORMATION

                                                                                                             Page
Item 1.    Financial Statements:

           Unaudited Condensed Consolidated Balance Sheets as of March 31, 2008 and
               December 31, 2007............................................................................    3

           Unaudited Condensed Consolidated Statements of Operations for the three months
               ended March 31, 2008 and 2007................................................................    4

           Unaudited Condensed Consolidated Statements of Cash Flows for the three months
               ended March 31, 2008 and 2007................................................................    5

           Unaudited Consolidated Statement of Changes in Shareholders' Equity for the three months
               ended March 31, 2008.........................................................................    6

           Unaudited Consolidated Statements of Comprehensive Income for the three months
               ended March 31, 2008 and 2007................................................................    7

           Notes to Unaudited Condensed Consolidated Financial Statements...................................    8

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations............   17

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.......................................   24

Item 4.    Controls and Procedures..........................................................................   24


                                     PART II

                                OTHER INFORMATION

Item 1A.   Risk Factors.....................................................................................   24

Item 6.    Exhibits.........................................................................................   24

Signature  .................................................................................................   25

Exhibit Index...............................................................................................   26


                         PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                       March 31,       December 31,
                                                                                         2008             2007
                                                                                     ------------      ------------
                                            ASSETS
Current assets:
   Cash and cash equivalents......................................................   $     14,124(1)   $     14,568
   Accounts receivable, less allowances of $34 as of March 31, 2008
       and December 31, 2007......................................................            443               423
   Interest receivable............................................................              9                14
   Prepaid expenses and deposits..................................................            120               164
                                                                                     ------------      ------------
Total current assets..............................................................         14,696            15,169

Private equity investments (at lower of cost or estimated fair value).............          1,984(1)          1,984
Property and equipment, net of accumulated depreciation of $173 and $175
   as of March 31, 2008 and December 31, 2007, respectively.......................             14                14
                                                                                     ------------      ------------
Total assets......................................................................   $     16,694      $     17,167
                                                                                     ------------      ------------
                                                                                     ------------      ------------
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses..........................................   $        499      $        547
   Policyholder liabilities (due in less than one year)...........................            129                46
                                                                                     ------------      ------------
Total current liabilities.........................................................            628               593

Policyholder liabilities (due in more than one year)..............................             13                95
                                                                                     ------------      ------------
Total liabilities.................................................................            641               688

                                                                                     ------------      ------------
Commitments and contingencies (See Note 7)

Shareholders' equity:
Ordinary shares, $0.05 par value per share: 86,400,000 shares authorized;
   64,439,073 shares issued and outstanding as of March 31, 2008
   and December 31, 2007..........................................................          3,222             3,222
Additional paid-in capital........................................................         67,811            67,789
Retained earnings.................................................................          8,017             8,465
Employee benefit trusts, at cost (13,522,381 shares as of
   March 31, 2008 and December 31, 2007)..........................................        (62,598)          (62,598)
Accumulated other comprehensive loss..............................................           (399)             (399)
                                                                                     ------------      ------------
Total shareholders' equity........................................................         16,053            16,479
                                                                                     ------------      ------------
Total liabilities and shareholders' equity........................................   $     16,694      $     17,167
                                                                                     ------------      ------------
                                                                                     ------------      ------------

(1) Includes $1,844 of investments  and $10,600 of cash and cash  equivalents in the  Company's  insurance   subsidiary
    (London  Pacific  Assurance  Limited ("LPAL"))  which  are not  currently  available  to fund the  operations  or commitments of the Company or its other subsidiaries.

      See accompanying Notes which are an integral part of these Unaudited
                  Condensed Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share and ADS amounts)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                    -------------------------------
                                                                                           2008             2007
                                                                                    -------------     -------------

Revenues:
Consulting fee income.............................................................  $         114     $         205
Investment income.................................................................            121               231
Realized investment gains.........................................................            270             1,198
                                                                                    -------------     -------------
                                                                                              505             1,634
Expenses:
Operating expenses................................................................            950               924
Amounts credited on insurance policyholder accounts...............................              1                30
                                                                                    -------------     -------------
                                                                                              951               954
                                                                                    -------------     -------------
Income (loss) before income tax expense...........................................           (446)              680

Income tax expense................................................................              2                 2
                                                                                    -------------     -------------
Net income (loss).................................................................  $        (448)    $         678
                                                                                    -------------     -------------
                                                                                    -------------     -------------




Basic and diluted earnings (loss) per share.......................................  $       (0.01)    $        0.01
                                                                                    -------------     -------------
                                                                                    -------------     -------------

Basic and diluted earnings (loss) per ADS.........................................  $       (0.09)    $        0.13
                                                                                    -------------     -------------
                                                                                    -------------     -------------






      See accompanying Notes which are an integral part of these Unaudited
                  Condensed Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                           Three Months Ended
                                                                                                 March 31,
                                                                                     ------------------------------
                                                                                         2008              2007
                                                                                     ------------      ------------

Net cash used in operating activities.............................................   $       (712)     $       (532)


Cash flows from investing activities:
Proceeds from maturity of held-to-maturity fixed maturity securities..............              -             1,000
Proceeds from maturity of available-for-sale fixed maturity securities............              -             3,000
Proceeds from WorldCom, Inc. securities litigation settlement.....................            270             1,198
Capital expenditures..............................................................             (2)                -
                                                                                     ------------      ------------
Net cash provided by investing activities.........................................            268             5,198
                                                                                     ------------      ------------

Cash flows from financing activities:
Insurance policyholder benefits paid..............................................              -            (1,703)
                                                                                     ------------      ------------
Net cash used in financing activities.............................................              -            (1,703)
                                                                                     ------------      ------------

Net increase (decrease) in cash and cash equivalents..............................           (444)            2,963
Cash and cash equivalents at beginning of period..................................         14,568             6,707
                                                                                     ------------      ------------
Cash and cash equivalents at end of period (1)....................................   $     14,124      $      9,670
                                                                                     ------------      ------------
                                                                                     ------------      ------------

(1) The amount for March 31, 2008 includes  $10,600 in the  Company's  insurance subsidiary (LPAL) which is not currently available to fund the operations or commitments of the Company or its other subsidiaries.




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

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                                            Accumulated
                                                                                              Other
                                    Ordinary Shares   Additional                 Employee     Compre-      Total
                                 -------------------    Paid-in     Retained      Benefit    hensive   Shareholders'
                                   Number    Amount     Capital     Earnings      Trusts       Loss       Equity
                                 -----------------------------------------------------------------------------------

Balance as of
   December 31, 2007............   64,439  $   3,222   $  67,789   $   8,465    $ (62,598)  $      (399)  $   16,479

Net loss........................        -          -           -        (448)           -             -         (448)
Share based compensation,
   including income tax
   effect of $0.................        -          -          22           -            -             -           22

                                 --------  ---------   ---------   ---------    ---------   -----------   ----------
Balance as of
   March 31, 2008...............   64,439  $   3,222   $  67,811   $   8,017    $ (62,598)  $      (399)  $   16,053
                                 --------  ---------   ---------   ---------    ---------   -----------   ----------
                                 --------  ---------   ---------   ---------    ---------   -----------   ----------


      See accompanying Notes which are an integral part of these Unaudited
                  Condensed Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                                                            Three Months Ended
                                                                                                 March 31,
                                                                                     ------------------------------
                                                                                         2008              2007
                                                                                     ------------      ------------

Net income (loss).................................................................   $       (448)     $        678

Other comprehensive income, net of deferred income taxes:

Foreign currency translation adjustments, net of income taxes of $0...............              -                (1)

Change in net unrealized gains and losses:
   Unrealized holding gains and losses on available-for-sale securities...........              -                 9
                                                                                     ------------      ------------
Other comprehensive income .......................................................              -                 8
                                                                                     ------------      ------------
Comprehensive income (loss).......................................................   $       (448)     $        686
                                                                                     ------------      ------------
                                                                                     ------------      ------------






      See accompanying Notes which are an integral part of these Unaudited
                  Condensed Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2008

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

       While the Company's management believes that the disclosures presented are adequate to make the information not misleading, these unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2007, which are contained in the Company's Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission ("SEC") on March 31, 2008. The December 31, 2007 condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

       The results for the three month period ended March 31, 2008 are not indicative of the results to be expected for the full fiscal year.

       From January 1, 2008, the unaudited condensed consolidated balance sheets are presented in a classified format as is appropriate for a consulting company rather than in an unclassified format as is appropriate for a life insurance and annuities company. The majority of the Group's assets continue to be held by its life insurance and annuities business; however, there are few policies remaining and no new policies or maturities are expected in 2008. Policy maturities and surrenders during 2007 were $3.6 million. This change has no impact on the Company's shareholders' equity at January 1, 2008. The Group's primary business is now consulting in venture capital. See Note 3 "Investments" below for a discussion of the impact of this change on the Company's accounting policy for its private equity investments.

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

Use of Estimates

       The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of these unaudited condensed consolidated financial statements

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES as well as the reported amount of revenues and expenses during this reporting period. Actual results could differ from these estimates. Certain estimates such as fair value and actuarial assumptions have a significant impact on the gains and losses recorded on investments and the balance of life insurance policy liabilities.

Recently Issued Accounting Pronouncements

       In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), "Fair Value Measurements," which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for financial assets and financial liabilities within its scope for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company adopted SFAS 157 for financial assets and financial liabilities within its scope during the first quarter of 2008 and the adoption did not have an impact on its financial statements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 ("FSP FAS 157-2"), "Effective Date of FASB Statement No. 157," which defers the effective date of SFAS 157 for all non-financial assets and non-financial liabilities for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. The adoption of FSP FAS 157-2 effective January 1, 2009 for the Company's non-financial assets and non-financial liabilities is not expected to have an impact on the Company's consolidated financial statements.

       In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 ("SFAS 159"), "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No 115." SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that currently are not required to be measured at fair value. SFAS 159 is effective no later than fiscal years beginning after November 15, 2007. While the Company had the option of adopting this standard for the first quarter of 2008, the Company did not apply the provisions of SFAS 159 to any existing financial instruments and therefore SFAS 159 did not have an impact on its consolidated financial statements.

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

       In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 ("SFAS 160"), "Noncontrolling Interests in Consolidated
Financial Statements, an amendment of ARB No. 51." SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as a minority interest, is an ownership interest in the consolidated entity that should be  reported  in the equity  section of the  balance  sheet.  Among other requirements, the statement requires that the consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and earlier adoption is not permitted. The Company is currently evaluating the effect that the adoption of SFAS 160 will have on its consolidated financial statements. However, the adoption of SFAS 160 is not expected to have an impact on the Company's consolidated financial statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       In March 2008, the FASB issued Statement of Financial Accounting Standards No. 161 ("SFAS 161"), "Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133." This statement requires enhanced disclosures about how derivative and hedging activities affect an entity's financial position, financial performance and cash flows. SFAS 161 is effective for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. As the Company currently does not engage in derivative and hedging activities, the adoption of SFAS 161 is not expected to have an impact on the Company's consolidated financial statements.


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

       For both of the three month periods ended March 31, 2008 and 2007, there were no "in-the-money" options or warrants, and therefore no potentially dilutive securities. As a result, diluted earnings (loss) per share is the same as basic earnings (loss) per share.

       Earnings (loss) per ADS is equivalent to ten times earnings (loss) per Ordinary Share.

       A reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share calculations is as follows:

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                     ------------------------------
                                                                                         2008              2007
                                                                                     ------------      ------------
                                                                                       (In thousands, except per
                                                                                         share and ADS amounts)

Net income (loss).................................................................   $       (448)     $        678
                                                                                     ------------      ------------
                                                                                     ------------      ------------
Basic and diluted earnings (loss) per share and ADS:
Weighted average number of Ordinary Shares outstanding,
  excluding shares held by the employee benefit trusts............................         50,917            50,917
                                                                                     ------------      ------------

Basic and diluted earnings (loss) per share.......................................   $      (0.01)     $       0.01
                                                                                     ------------      ------------
                                                                                     ------------      ------------

Basic and diluted earnings (loss) per ADS.........................................   $      (0.09)     $       0.13
                                                                                     ------------      ------------
                                                                                     ------------      ------------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Note 3.   Investments

       As discussed above in Note 1 "Basis of Presentation and Principles of Consolidation," the Group's primary business for financial reporting purposes is now considered to be consulting in venture capital rather than life insurance and annuities. As such, the Group's private equity investments are now carried at cost less any other-than-temporary impairments in accordance with Accounting Principles Board Opinion No. 18 (As Amended) ("APB 18"), "The Equity Method of Accounting for Investments in Common Stock." Previously, the Group carried its private equity investments at fair value in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." Under paragraph 127(b) of SFAS 115, insurance companies are required to report equity securities at fair value even if they do not meet the scope criteria in paragraph 3 of SFAS 115. With respect to the Group's private equity investments held at December 31, 2007, the Group's best estimate of their fair value was their cost basis. Therefore, the change from an insurance company for financial reporting purposes to a consulting company as of January 1, 2008 did not have an impact on the carrying values of the Group's private equity investments. Marketable debt and equity securities will be carried at fair value in accordance with SFAS 115, should the Group make such investments in the future.

       As of March 31, 2008 and December 31, 2007, the Group's only investments were private equity securities.

       Because all of the Group's private equity investments are less than 20% in the investee companies, and the Group does not have any significant influence on the investee companies, all such investments are accounted for in accordance with the cost method. The carrying amount of such investments is compared to their estimated fair value, and if any impairment is determined to be other-than-temporary, then an impairment charge would be taken during the period such determination is made by the Group's management.

       SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS 157 has also established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. See Note 4 "Fair Value Measurements and Disclosures" below for the three levels of the SFAS 157 hierarchy. Level 3 inputs apply to the determination of fair value for the Group's private equity investments. These are unobservable inputs where the determination of fair values of investments requires the application of significant judgment. It is possible that the factors evaluated by management and fair values will change in subsequent periods, especially with respect to the Group's privately held equity securities in technology companies, resulting in material impairment charges in future periods. Historically, the Group has determined that its best estimate of the fair value of its private equity investments has equaled its cost basis, unless there has been a temporary or other-than-temporary impairment of the investment. From January 1, 2008, only other-than-temporary impairments will be recognized and the carrying value of a private equity investment cannot be increased above its cost unless the investee company completes an initial public offering or is acquired. For the quarter ended March 31, 2008, there were no other-than-temporary impairments of the Group's private equity investments.

Investment Concentration and Risk

       As of March 31, 2008, the Group's investments consisted of three private corporate equity securities with individual carrying values of less then 10% of the Group's shareholders' equity. One of these investments, with a carrying value of $1.0 million, is in preferred stock of a technology company that is a consulting client of BICC. Another investment, with a carrying value of $140,000, is in preferred stock of another technology company that was a consulting client of BICC in prior years. The third investment has a carrying value of $844,000 and is in preferred stock of a technology company.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       As of March 31, 2008, the Company's Jersey based life insurance subsidiary, LPAL, owned 93% of the Group's $2.0 million in private equity securities. LPAL is a regulated insurance company, and as such it must meet stringent capital adequacy requirements and no transfers, except in satisfaction of long-term business liabilities, are permitted from its long-term insurance fund without the consent of LPAL's directors and actuary. Dividends require the approval of the Jersey Financial Services Commission ("JFSC"). LPAL's investments are therefore not currently available to fund the operations or commitments of the Company or its other subsidiaries. For further discussion, see the Liquidity and Capital Resources section in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations" below.

Realized Investment Gains

       In the first quarter of 2008, the Company recorded realized investment gains of $270,000, representing the final distribution from the WorldCom, Inc. securities litigation. LPAL held certain WorldCom, Inc. publicly traded bonds which it sold at a loss in 2002. This $270,000 payment, in addition to the $1.2 million initial payment received from the WorldCom securities litigation in the first quarter of 2007, reverses part of LPAL's realized loss recorded in 2002. Since these payments are for LPAL's account, they are not currently available to fund the operations or commitments of the Company or its other subsidiaries.

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


Note 4.    Fair Value Measurements and Disclosures

       The Company adopted SFAS 157 for financial assets and liabilities as of January 1, 2008. SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The standard also outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under U.S. GAAP, certain assets and liabilities must be measured at fair value, and SFAS 157 details the disclosures that are required for items measured at fair value.

       Financial assets and liabilities are measured using inputs from the three levels of the SFAS 157 hierarchy. The three levels are as follows:

       Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that are accessible by the Company. During the quarter ended March 31, 2008, the Company's Level 1 assets included money market mutual funds which are included in cash and cash equivalents in the condensed consolidated balance sheets. As of March 31, 2008, the Company had $1,264,000 in money market mutual funds, compared to $1,871,000 as of December 31, 2007.

       Level 2 - Inputs include quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly. During the quarter ended March 31, 2008, the Company held no Level 2 assets.

       Level 3 - Unobservable inputs for the asset or liability including significant assumptions of the Company and other market participants. As of December 31, 2007 and March 31, 2008, the Group held $1,984,000 of private equity investments which are carried at cost, as adjusted for other-than-temporary impairments. In

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES order to determine if any other-than-temporary impairments exist, the Group must first determine the fair values of its private equity investments using Level 3 unobservable inputs, including the analysis of various financial, performance and market factors. For the quarter ended March 31, 2008, there were no other-than-temporary impairments of the Group's private equity investments.

       Cash and cash equivalents, accounts receivable, interest receivable, prepaid expenses and deposits, accounts payable and accrued expenses, and insurance policyholder liabilities are reflected in the condensed consolidated balance sheets at carrying values which approximate fair values due to the short-term nature of these instruments.


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

Share based compensation expense

       Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS 123R"), "Share-Based Payment," which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including share options, based on the fair value of the award on the grant date, and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123R supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations, for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123R. The Company applied the provisions of SAB 107 in its adoption of SFAS 123R.

       The Company adopted SFAS 123R using the modified prospective transition method as permitted under SFAS 123R. Accordingly, prior period amounts were not restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the unvested portion of previously granted awards that remain outstanding at the date of adoption. Prior to the adoption of SFAS 123R, the Company used the intrinsic value method as prescribed by APB 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company's ordinary shares on the date of grant.

       In November 2005, the Financial Accounting Standards Board ("FASB") issued Staff Position No. FAS 123(R)-3 ("FSP 123R-3"), "Transition Election Related to Accounting for the Tax Effects of Share-Based Payments." The Company elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of share based compensation under SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of share based compensation, and for determining the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of share based compensation awards that are outstanding upon adoption of SFAS 123R.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       SFAS 123R requires companies to estimate the fair value of share based payment awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statements of operations.

       Share based compensation expense recognized in the Company's consolidated statements of operations for the first quarter of 2008 and 2007 includes compensation expense for share options granted prior to, but not yet vested as of December 31, 2005, as well as compensation expense for 4.5 million share options granted to employees and directors on March 27, 2007. No share options have been granted since March 27, 2007. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share based compensation expense calculated in accordance with SFAS 123R is to be based on awards ultimately expected to vest, and therefore the expense should be reduced for estimated forfeitures. The Company's estimated forfeiture rate of zero percent for the first quarter of 2008 and 2007 is based upon the fact that all unvested options relate to longstanding employees and directors. One employee who held share options left the Company during the third quarter of 2007 and his 50,000 unvested share options were forfeited. However, this fact does not change the Group's management estimate of zero percent forfeitures for future periods.

       SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. As there were no share option exercises during the first quarter of 2008 or 2007, the Company had no related tax benefits during those periods. Prior to the adoption of SFAS 123R, those tax benefits would have been reported as operating cash flows had the Company received any tax benefits related to share option exercises.

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

Valuation and expense information under SFAS 123R

       The estimated fair value of share option compensation awards to employees and directors, as calculated using the Black-Scholes option pricing model as of the date of grant, is amortized using the straight-line method over the vesting period of the options. For the three months ended March 31, 2008 and 2007, compensation expense related to share options under SFAS 123R totaled $22,000 and $5,000, respectively, and is included in operating expenses in the accompanying statement of operations.

       During the first quarter of 2007, 4,500,000 options were granted to employees and directors at an exercise price equal to the fair market value of the underlying shares on the grant date which was $0.10. These options were valued using the Black-Scholes option pricing model using the following assumptions: expected share price volatility of 66%, risk-free interest rate of 4.52%, weighted average expected life of 6.25 years and expected dividend yield of zero percent. The fair value of the 4,500,000 options was $292,000. During 2007, 250,000 options became vested, 100,000 options were forfeited and no options were exercised. During the first quarter of 2008, 1,112,500 options became vested, no options were forfeited and no options were exercised. At March 31, 2008, there were 9,625,000 options outstanding with a weighted average

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES exercise price of $1.45. Of these options, 5,787,500 were exercisable at March 31, 2008, and these have a weighted average exercise price of $2.35. The remaining 3,837,500 options were unvested at March 31, 2008. These unvested options have a weighted average exercise price of $0.11. As of March 31, 2008, total unrecognized compensation expense related to unvested share options was $232,000, which is expected to be recognized as follows: $66,000 in the remainder of 2008, $77,000 in 2009, $72,000 in 2010 and $17,000 in 2011. For
additional information relating to our employee share options, see Note 12 to the Company's consolidated financial statements included in our Form 10-K for the year ended December 31, 2007.


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

       The Company's management believes that its income tax positions would be sustained upon examination by appropriate taxing authorities based on the technical merits of such positions, and therefore the Company has not provided for any unrecognized tax benefits at the adoption date, and there has been no change to the $0 unrecognized tax benefits from January 1, 2007 through March 31, 2008. In general, the Company's tax returns remain subject to examination by taxing authorities for the tax years 2003 through 2007.


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

       Under its Memorandum and Articles of Association, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company maintains directors and officers liability insurance that limits the Company's exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2008.

       The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, clients and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions sometime include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES indemnification provisions is unlimited. The Company believes the estimated fair value of these agreements is minimal as historically, no payments have been made by the Company under these indemnification obligations. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2008.


Note 8.   Business Segment and Geographical Information

       The Company's reportable operating segments are classified according to its businesses of consulting in venture capital, and life insurance and annuities.

       Intercompany   transfers  between   reportable   operating  segments  are
accounted for at prices which are designed to be representative of unaffiliated third party transactions.

       Summary revenue and investment gain information by geographic segment, based on the domicile of the Group company generating those revenues, is as follows:

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                     ------------------------------
                                                                                         2008              2007
                                                                                     ------------      ------------
                                                                                             (In thousands)
Jersey............................................................................   $        371      $      1,371
Guernsey..........................................................................              -                29
United States.....................................................................            134               234
                                                                                     ------------      ------------
Consolidated revenues and net investment gains ...................................   $        505      $      1,634
                                                                                     ------------      ------------
                                                                                     ------------      ------------

       Revenues and income  (loss)  before  income tax expense for the Company's
reportable  operating  segments,   based  on  management's   internal  reporting
structure, were as follows:

                                                                                           Three Months Ended
                                                                                               March 31,
                                                                                     ------------------------------
                                                                                         2008              2007
                                                                                     ------------      ------------
                                                                                             (In thousands)
Revenues and net investment gains:
Consulting in venture capital.....................................................   $        114      $        205
Life insurance and annuities .....................................................            357             1,364
                                                                                     ------------      ------------
                                                                                              471             1,569
Reconciliation of segment amounts to consolidated amounts:
Interest income ..................................................................             34                65
                                                                                     ------------      ------------
Consolidated revenues and net investment gains ...................................   $        505      $      1,634
                                                                                     ------------      ------------
                                                                                     ------------      ------------
Income (loss) before income taxes:
Consulting in venture capital.....................................................   $       (254)     $       (157)
Life insurance and annuities .....................................................            262             1,151
                                                                                     ------------      ------------
                                                                                                8               994
Reconciliation of segment amounts to consolidated amounts:
Interest income...................................................................             34                65
Corporate expenses................................................................           (488)             (379)
                                                                                     ------------      ------------
Consolidated income (loss) before income tax expense .............................   $       (446)     $        680
                                                                                     ------------      ------------
                                                                                     ------------      ------------

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       As used herein, the terms "registrant," "Company," "we," "us" and "our" refer to Berkeley Technology Limited. Except as the context otherwise requires, the term "Group" refers collectively to the registrant and its subsidiaries.

       This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements, and the notes thereto, included in this quarterly report, and the December 31, 2007 audited consolidated financial statements, and the notes thereto, included in our Annual Report on Form 10-K filed with the SEC on March 31, 2008. The unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. This item should also be read in conjunction with the "Forward-Looking Statements and Factors That May Affect Future Results" which are set forth below and in our other filings with the SEC.

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

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Consulting in Venture Capital

       Certain  information   regarding  our  consulting  segment's  results  of
operations is as follows:

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                     ------------------------------
                                                                                         2008              2007
                                                                                     ------------      ------------
                                                                                             (In thousands)
Revenues:
Consulting fees...................................................................   $        114      $        205
                                                                                     ------------      ------------
Total revenues....................................................................            114               205

Operating expenses................................................................            368               362
                                                                                     ------------      ------------
Loss before income tax expense....................................................   $       (254)     $       (157)
                                                                                     ------------      ------------
                                                                                     ------------      ------------

First quarter of 2008 compared to first quarter of 2007

       In the first quarter of 2008, the consulting segment contributed a loss before income taxes of $254,000 to our overall loss before income taxes, compared to a loss before income taxes of $157,000 in the first quarter of 2007. The losses for both periods were attributable to an excess of fixed operating expenses over consulting fee income and investment gains.

       Consulting fees of $114,000 were earned during the first quarter of 2008 compared to $205,000 in the first quarter of 2007, due a decrease in the number of consulting clients. A contract was signed with a client in early 2007 that generated $0.9 million in consulting fees during 2007; however, that contract ran only through the end of 2007. A new contract has been signed with this client in March 2008, though the scope of our work under this new contract has been reduced and, accordingly, consulting revenues from this client during 2008 are expected to be significantly lower than in 2007.

       Under the 2007 contract referenced above, we are entitled to earn additional compensation in the future depending upon the performance of certain venture capital investments made by the client during 2007 with our assistance. Any such compensation would be paid to us as a proportion of any capital gain realized by the client, after deducting certain costs, upon a defined realization of the investment by the client.

       Some of the consulting agreements that we have had provided that we receive promissory notes that were convertible into preferred stock, or common stock options, as part of our compensation. During 2007, we received preferred stock in a consulting client valued at $140,000. We also hold common stock options in two technology companies that are now fully vested, though we believe that currently these have no value. We expect to receive additional stock options in 2008 from one of our consulting clients.

       BICC's typical client is a Silicon Valley technology company or a large international telecommunications company. Our objective has been to use consulting revenues to finance the development of large telecommunications company relationships in Europe and Asia, which has led to several equity investments by a client with additional fees for work performed by BICC. The level of consulting fees is expected to be volatile depending on the nature and extent of our work at any point in time.

Life Insurance and Annuities

       Certain information regarding our life insurance and annuities segment's results of operations is as follows:

                                                                                          Three Months Ended
                                                                                               March 31,
                                                                                     ------------------------------
                                                                                         2008              2007
                                                                                     ------------      ------------
                                                                                             (In thousands)
Revenues and net investment gains:
Investment income.................................................................   $         87      $        166
Net realized investment gains.....................................................            270             1,198
                                                                                     ------------      ------------
Total revenues and net investment gains...........................................            357             1,364

Expenses:
Amounts credited on insurance policyholder accounts ..............................              1                30
General and administrative expenses ..............................................             94               183
                                                                                     ------------      ------------
Total expenses....................................................................             95               213
                                                                                     ------------      ------------
Income before income tax expense..................................................   $        262      $      1,151
                                                                                     ------------      ------------
                                                                                     ------------      ------------

       LPAL's policyholder liabilities fell from $2.0 million at March 31, 2007 to $142,000 at March 31, 2008 primarily due to maturing policies. LPAL now has three policies remaining which are scheduled to mature in the first half of 2009. There are no plans currently to write new policies.

First quarter of 2008 compared to first quarter of 2007

       In the first quarter of 2008, LPAL contributed income before income taxes of $0.3 million to our overall loss before income taxes, compared to income before income taxes of $1.2 million in the first quarter of 2007. This $0.9 million decrease is attributable to lower realized investment gains in the first quarter of 2008 compared to the first quarter of 2007. These realized gains for both periods relate to distributions from the WorldCom, Inc. securities litigation. LPAL held certain WorldCom, Inc. publicly traded bonds which it sold at a loss in 2002. In January 2007, a partial distribution of $1.2 million was received by LPAL, and in February 2008, a final distribution of $0.3 million was received by LPAL. These payments reverse part of the realized losses recorded in 2002.

       Interest income on cash and investments declined from $0.2 million in the first quarter of 2007 to $0.1 million in the first quarter of 2008, due to the decline in the level of LPAL's corporate bond investments and cash, which was consistent with the decline in policyholder liabilities since March 31, 2007, as well as to decreasing interest rates during the period. The level of LPAL's corporate bonds and cash at March 31, 2008 was $10.6 million, compared with $12.9 million at March 31, 2007. Interest credited on policyholder accounts for the first quarter of 2008 was $1,000, compared to $30,000 in the first quarter of 2007. This decrease was due to policy maturities and surrenders since March 31, 2007, leaving only three policies totaling $96,000 and two pending death claims totaling $46,000 at March 31, 2008. The three policies outstanding as of March 31, 2008 are scheduled to mature in the first half of 2009.

       Total assets increased to $12.5 million as of March 31, 2008, compared to $12.2 million as of December 31, 2007, due to LPAL's $0.3 million net income for the first quarter of 2008. Total assets as of March 31, 2008 decreased by $1.5 million from $14.0 million as of March 31, 2007, primarily due to $1.8 million of policyholder benefits paid during the last nine months of 2007. No policyholder benefits were paid in the first quarter of 2008.

       Included in general and administrative expenses for the first quarter of 2007 are $44,000 of employee severance costs. Excluding these employee severance costs, general and administrative expenses for the first quarter of 2007 were $139,000, compared with $94,000 for the first quarter of 2008. This $45,000 decrease for the first quarter of 2008 was primarily due to lower staff costs as well as to lower facilities costs subsequent to the closure of our Jersey office in mid-2007. We no longer have staff or operations in Jersey, though LPAL maintains a registered office in Jersey and is still regulated by the JFSC.

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

Corporate and Other

First quarter of 2008 compared to first quarter of 2007

       Corporate expenses increased by $0.1 million to $0.5 million in the first quarter of 2008, compared to the first quarter of 2007. This increase was due to the write-off of $0.1 million in web development costs paid to a third party vendor subsequent to our decision not to go forward with a web based project.

Consolidated Income (Loss) Before Income Tax Expense

First quarter of 2008 compared to first quarter of 2007

       Our consolidated loss before income tax expense was $0.4 million in the first quarter of 2008, compared to income before income tax expense of $0.7 million in the first quarter of 2007. This decline in income of $1.1 million is attributable to the $0.9 million decrease in distributions from the WorldCom, Inc. securities litigation, a $0.1 million decrease in consulting fee income and a $0.1 million decline in interest income, all as explained above.

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

First quarter of 2008 compared to first quarter of 2007

       The $2,000 tax expense for the first quarter of 2008 is comprised of our minimum California taxes. Other than these taxes, no other tax expense or benefits were applicable to our Group for the period. Income before income taxes of $15,000 was contributed by our Jersey operations; however this includes the $0.3 million of investment gain related to the final distribution from the WorldCom, Inc. litigation settlement which is treated as a capital gain for tax purposes. Realized gains on certain investments are not taxed in Jersey. Our U.S. subsidiaries contributed a loss before income taxes of $0.4 million during the first quarter of 2008; however, we did not recognize any U.S. tax benefits due to the 100% valuation allowances that we have provided for all deferred tax assets. In the first quarter of 2007, our only tax expense was $2,000 of minimum California taxes.

CRITICAL ACCOUNTING POLICIES

       Management has identified those accounting policies that are most important to the accurate portrayal of our financial condition and results of operations and that require management's most complex or subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These most critical accounting policies pertain to our investments, life insurance policy liabilities, revenue recognition and assumptions used to value share options granted. These critical accounting policies are described below.

Accounting for Investments

       From January 1, 2008, the Group's primary business for financial reporting purposes is considered to be consulting in venture capital rather than life insurance and annuities. As such, the Group's private equity investments are now carried at cost less any other-than-temporary impairments in accordance with Accounting Principles Board Opinion No. 18 (As Amended) ("APB 18"), "The Equity Method of Accounting for Investments in Common Stock." Previously, the Group carried its private equity investments at fair value in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." Under paragraph 127(b) of SFAS 115, insurance companies are required to report equity securities at fair value even if they do not meet the scope criteria in paragraph 3 of SFAS
115. With respect to the Group's private equity investments held at December 31, 2007, the Group's best estimate of their fair value was their cost basis. Therefore, the change from an insurance company for financial reporting purposes to a consulting company as of January 1, 2008 did not have an impact on the carrying values of the Group's private equity investments.

       Because all of our private equity investments are less than 20% in the investee companies, and we do not have any significant influence on the investee companies, all such investments are accounted for in accordance with the cost method. The carrying amount of such investments is compared to their fair value, and if any impairment is determined to be other-than-temporary, then an impairment charge would be taken during the period such determination is made by our management.

       Marketable debt and equity securities will be carried at fair value in accordance with SFAS 115, with temporary changes in fair value recognized as unrealized gains and losses and reported, net of applicable income taxes, in a separate component of shareholders' equity, should we make such investments in the future.

Determination of Fair Values of Investments

       When a quoted market price is available for a security, we use this price in the determination of fair value. If a quoted market price is not available for a security, management estimates the security's fair value based on valuation methodologies as described below.

       We hold investments in privately held equity securities, primarily convertible preferred stock in companies doing business in various segments of technology industries. These investments are normally held for a number of years. Investments in convertible preferred stock come with rights that vary dramatically both from company to company and between rounds of financing within the same company. These rights, such as anti-dilution, redemption, liquidation preferences and participation, bear directly on the price an investor is willing to pay for a security. The returns on these investments are generally realized through an initial public offering of the company's shares or, more commonly, through the company's acquisition by a public company.

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

       SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS 157 has also established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 3 inputs apply to the determination of fair value for our private equity investments. These are unobservable inputs where the determination of fair values of investments requires the application of significant judgment. It is possible that the factors evaluated by management and fair values will change in subsequent periods, especially with respect to our privately held equity securities in technology companies, resulting in material impairment charges in future periods. Historically, we have determined that our best estimate of the fair value of our private equity investments has equaled our cost basis, unless there has been a temporary or other-than-temporary impairment of the investment. From January 1, 2008, only other-than-temporary impairments will be recognized and the carrying value of a private equity investment cannot be increased above its cost unless the investee company completes an initial public offering or is acquired.

Other-than-temporary Impairments of Investments

       Management performs an ongoing review of all investments in the portfolio
to   determine   if   there   are  any   declines   in  fair   value   that  are
other-than-temporary.

       In relation to our equity securities that do not have a readily determinable fair value, factors considered in impairment reviews include: (i) the length of time and extent to which estimated fair values have been below cost and the reasons for the decline, (ii) the investee's recent financial performance and condition, earnings trends and future prospects, (iii) the market condition of either the investee's geographic area or industry as a whole, and (iv) concerns regarding the investee's ability to continue as a going concern (such as the inability to obtain additional financing). If the evidence supports that a decline in fair value is other-than-temporary, then the investment is reduced to its estimated fair value, which becomes its new cost basis, and a realized loss is reflected in earnings.

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


Liquidity and Capital Resources

       Our cash and cash equivalents decreased during the first quarter of 2008 by $0.4 million to $14.1 million. This decrease in cash and cash equivalents resulted from $0.7 million used in operating activities, partially offset by $0.3 million of cash provided by investing activities. Cash provided by investing activities related solely to the $0.3 million final payment received by LPAL from the WorldCom, Inc. securities litigation. Cash used in operating activities resulted from the excess of expenses over revenues (excluding investment gains and losses) for the first quarter of 2008. As of March 31, 2008, our cash and cash equivalents, excluding the amount held by LPAL, amounted to $3.5 million, an decrease of $0.7 million from December 31, 2007.

       The $10.6 million of cash and cash equivalents held by LPAL, as well as the $1.8 million of investments held by LPAL, are not currently available to fund the operations or commitments of the Company or its other subsidiaries. However, approval from the JFSC has been obtained for LPAL to make dividend payments up to a total of $5.0 million to the Company in the future. As a condition of the JFSC's approval, the Company has agreed to provide financial support to LPAL in the unlikely event LPAL's funds are insufficient to pay off its policy liabilities totaling $142,000 as of March 31, 2008, as well as the operational costs of LPAL.

       Shareholders' equity decreased during the first quarter of 2008 by $0.4 million from $16.5 million at December 31, 2007 to $16.1 million at March 31, 2008, primarily due to the net loss for the period. As of March 31, 2008 and December 31, 2007, $62.6 million of our Ordinary Shares, at cost, held by the employee benefit trusts have been netted against shareholders' equity.

       During the first quarter of 2008, LPAL continued to service its existing policyholders. During this period, there were no policy surrenders or maturities. Policyholder liabilities were $142,000 as of March 31, 2008, compared to $141,000 as of December 31, 2007. We do not expect any surrender activity during the remaining nine months of 2008. The policies remaining at March 31, 2008 are scheduled to mature in the first half of 2009. LPAL has sufficient liquid resources to fund these maturities. As of March 31, 2008, LPAL had cash of $10.6 million.

       As of March 31, 2008, we had no bank borrowings, guarantee obligations, material commitments outstanding for capital expenditures or additional funding for private equity portfolio companies.

       As of March 31, 2008, we had $3.5 million of cash and cash equivalents, excluding cash held by our life insurance and annuities segment. We believe that this cash balance is sufficient to fund our operations (venture capital and corporate activities) over at least the next 12 months.

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Not required.


Item 4.   CONTROLS AND PROCEDURES


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


Changes in Internal Control Over Financial Reporting

       There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                                    PART II - OTHER INFORMATION

Item 1A.   RISK FACTORS

       Not required.


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



                                     BERKELEY TECHNOLOGY LIMITED
                                     (Registrant)

Date:  May 15, 2008                  By:    /s/  Ian K. Whitehead

                                                 Ian K. Whitehead
                                                 Chief Financial Officer
                                                 (Principal Financial and
                                                  Accounting Officer and Duly
                                                  Authorized Officer of the
                                                  Registrant)

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

               EXHIBIT INDEX FOR THE QUARTERLY REPORT ON FORM 10-Q
                      FOR THE QUARTER ENDED MARCH 31, 2008

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