Form 10-Q
period 2008-06-30
BERKELEY TECHNOLOGY LTD
filed 2008-08-14
CIK 891377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ____________________

                                    FORM 10-Q

(Mark One)

/x/              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2008

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

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

    As of August 14, 2008, the registrant had outstanding 64,439,073 Ordinary Shares, par value $0.05 per share.

                                                   TABLE OF CONTENTS


                                                       PART I

                                                FINANCIAL INFORMATION

                                                                                                             Page
Item 1.    Financial Statements:

           Unaudited Condensed Consolidated Balance Sheets as of June 30, 2008 and
               December 31, 2007............................................................................    3

           Unaudited Condensed Consolidated Statements of Operations for the six months
               ended June 30, 2008 and 2007.................................................................    4

           Unaudited Condensed Consolidated Statements of Cash Flows for the six months
               ended June 30, 2008 and 2007.................................................................    5

           Unaudited Consolidated Statement of Changes in Shareholders' Equity for the six months
               ended June 30, 2008..........................................................................    6

           Unaudited Consolidated Statements of Comprehensive Income for the six months
               ended June 30, 2008 and 2007.................................................................    7

           Notes to Unaudited Condensed Consolidated Financial Statements...................................    8

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations............   18

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.......................................   25

Item 4.    Controls and Procedures..........................................................................   25


                                                      PART II

                                                  OTHER INFORMATION

Item 1A.   Risk Factors.....................................................................................   25

Item 5.    Other Information................................................................................   25

Item 6.    Exhibits.........................................................................................   26

Signature  .................................................................................................   27

Exhibit Index...............................................................................................   28



                         PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                        June 30,       December 31,
                                                                                         2008             2007
                                                                                     ------------      ------------
                                            ASSETS
Current assets:
   Cash and cash equivalents......................................................   $     13,779(1)   $     14,568
   Accounts receivable, less allowances of $34 as of June 30, 2008
       and December 31, 2007......................................................            241               423
   Interest receivable............................................................              7                14
   Prepaid expenses and deposits..................................................             93               164
                                                                                     ------------      ------------
Total current assets..............................................................         14,120            15,169

Private equity investments (at lower of cost or estimated fair value).............          1,984(1)          1,984
Property and equipment, net of accumulated depreciation of $174 and $175
   as of June 30, 2008 and December 31, 2007, respectively........................             12                14
                                                                                     ------------      ------------
Total assets......................................................................   $     16,116      $     17,167
                                                                                     ------------      ------------
                                                                                     ------------      ------------
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses..........................................   $        530      $        547
   Policyholder liabilities (due in less than one year)...........................            144                46
                                                                                     ------------      ------------
Total current liabilities.........................................................            674               593

Policyholder liabilities (due in more than one year)..............................              -                95
                                                                                     ------------      ------------
Total liabilities.................................................................            674               688
                                                                                     ------------      ------------
Commitments and contingencies (See Note 7)

Shareholders' equity:
Ordinary shares, $0.05 par value per share: 86,400,000 shares authorized;
   64,439,073 shares issued and outstanding as of June 30, 2008
   and December 31, 2007..........................................................          3,222             3,222
Additional paid-in capital........................................................         67,833            67,789
Retained earnings.................................................................          7,384             8,465
Employee benefit trusts, at cost (13,522,381 shares as of
   June 30, 2008 and December 31, 2007)...........................................        (62,598)          (62,598)
Accumulated other comprehensive loss..............................................           (399)             (399)
                                                                                     ------------      ------------
Total shareholders' equity........................................................         15,442            16,479
                                                                                     ------------      ------------
Total liabilities and shareholders' equity........................................   $     16,116      $     17,167
                                                                                     ------------      ------------
                                                                                     ------------      ------------

(1) Includes $1,844 of investments  and $10,596 of cash and cash equivalents in the  Company's insurance subsidiary
    (London  Pacific  Assurance  Limited ("LPAL")) which are not  currently  available  to fund the  operations  or commitments of the Company or its other subsidiaries.


      See accompanying Notes which are an integral part of these Unaudited
                  Condensed Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share and ADS amounts)

                                                                                            Six Months Ended
                                                                                                 June 30,
                                                                                    -------------------------------
                                                                                         2008              2007
                                                                                    -------------     -------------

Revenues:
Consulting fee income.............................................................  $         264     $         570
Investment income.................................................................            199               436
Realized investment gains.........................................................            270             1,198
                                                                                    -------------     -------------
                                                                                              733             2,204
Expenses:
Operating expenses................................................................          1,809             1,791
Amounts credited on insurance policyholder accounts...............................              3                40
                                                                                    -------------     -------------
                                                                                            1,812             1,831
                                                                                    -------------     -------------
Income (loss) before income tax expense...........................................         (1,079)              373

Income tax expense................................................................              2                 2
                                                                                    -------------     -------------
Net income (loss).................................................................  $      (1,081)    $         371
                                                                                    -------------     -------------
                                                                                    -------------     -------------




Basic and diluted earnings (loss) per share.......................................  $       (0.02)    $        0.01
                                                                                    -------------     -------------
                                                                                    -------------     -------------

Basic and diluted earnings (loss) per ADS.........................................  $       (0.21)    $        0.07
                                                                                    -------------     -------------
                                                                                    -------------     -------------







      See accompanying Notes which are an integral part of these Unaudited
                  Condensed Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                            Six Months Ended
                                                                                                 June 30,
                                                                                     ------------------------------
                                                                                           2008             2007
                                                                                     ------------     -------------

Net cash used in operating activities.............................................   $     (1,057)     $       (733)


Cash flows from investing activities:
Proceeds from maturity of held-to-maturity fixed maturity securities..............              -             3,000
Proceeds from maturity of available-for-sale fixed maturity securities............              -             8,000
Proceeds from WorldCom, Inc. securities litigation settlement.....................            270             1,198
Capital expenditures..............................................................             (2)                -
                                                                                     ------------      ------------
Net cash provided by investing activities.........................................            268            12,198
                                                                                     ------------      ------------

Cash flows from financing activities:
Insurance policyholder benefits paid..............................................              -            (3,510)
                                                                                     ------------      ------------
Net cash used in financing activities.............................................              -            (3,510)
                                                                                     ------------      ------------

Effect of exchange rate changes on cash...........................................              -                14
                                                                                     ------------      ------------

Net increase (decrease) in cash and cash equivalents..............................           (789)            7,969
Cash and cash equivalents at beginning of period..................................         14,568             6,707
                                                                                     ------------      ------------
Cash and cash equivalents at end of period (1)....................................   $     13,779      $     14,676
                                                                                     ------------      ------------
                                                                                     ------------      ------------

(1) The amount for June 30, 2008  includes  $10,596 in the  Company's  insurance subsidiary (LPAL) which is not currently available to fund the operations or commitments of the Company or its other subsidiaries.



      See accompanying Notes which are an integral part of these Unaudited
                  Condensed Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                                            Accumulated
                                                                                               Other
                                  Ordinary Shares      Additional               Employee      Compre-       Total
      -                         --------------------    Paid-in    Retained      Benefit      hensive    Shareholders'
                                  Number    Amount      Capital    Earnings      Trusts        Loss         Equity
                                ---------  ---------   ---------   ---------   ----------   -----------  -------------

Balance as of
   December 31, 2007..........     64,439  $   3,222   $  67,789   $   8,465   $  (62,598)  $      (399)  $   16,479

Net loss......................          -          -           -      (1,081)           -             -       (1,081)
Share based compensation,
   including income tax
   effect of $0...............          -          -          44           -            -             -           44

                                ---------  ---------   ---------   ---------   ----------   -----------   ----------
Balance as of
   June 30, 2008..............     64,439  $   3,222   $  67,833   $   7,384   $  (62,598)  $      (399)  $   15,442
                                ---------  ---------   ---------   ---------   ----------   -----------   ----------
                                ---------  ---------   ---------   ---------   ----------   -----------   ----------












      See accompanying Notes which are an integral part of these Unaudited
                  Condensed Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                                                             Six Months Ended
                                                                                                 June 30,
                                                                                    -------------------------------
                                                                                        2008              2007
                                                                                    -------------     -------------

Net income (loss).................................................................  $      (1,081)    $         371

Other comprehensive income, net of deferred income taxes:

Foreign currency translation adjustments, net of income taxes of $0...............              -                 5

Change in net unrealized gains and losses:
   Unrealized holding gains and losses on available-for-sale securities...........              -                13
                                                                                    -------------     -------------
Other comprehensive income .......................................................              -                18
                                                                                    -------------     -------------
Comprehensive income (loss).......................................................  $      (1,081)    $         389
                                                                                    -------------     -------------
                                                                                    -------------     -------------







      See accompanying Notes which are an integral part of these Unaudited
                  Condensed Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2008

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

       The results for the six month period ended June 30, 2008 are not indicative of the results to be expected for the full fiscal year.

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

Use of Estimates

       The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of these unaudited condensed consolidated financial statements

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES as well as the reported amount of revenues and expenses during this reporting period. Actual results could differ from these estimates. Certain estimates such as fair value and actuarial assumptions have a significant impact on the gains and losses recorded on investments and the balance of life insurance policy liabilities. Other accounting policies that include significant estimates include the measurement of the Group's deferred tax asset and the corresponding valuation allowance, and fair value estimates for the expense of employee share options.

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

       In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162 ("SFAS 162"), "The Hierarchy of Generally Accepted Accounting Principles." This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States ("US GAAP"). This statement will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board ("PCAOB") amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company is currently evaluating the effect that the adoption of SFAS 162 will have on its consolidated financial statements. However, the adoption of SFAS 162 is not expected to have an impact on the Company's consolidated financial statements.


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

       For both of the six month periods ended June 30, 2008 and 2007, there were no "in-the-money" options or warrants, and therefore no potentially dilutive securities. As a result, diluted earnings (loss) per share is the same as basic earnings (loss) per share.

       Earnings (loss) per ADS is equivalent to ten times earnings (loss) per Ordinary Share.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       A reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share calculations is as follows:

                                                                                           Six Months Ended
                                                                                               June 30,
                                                                                    -------------------------------
                                                                                         2008              2007
                                                                                    -------------     -------------
                                                                                      (In thousands, except per
                                                                                        share and ADS amounts)

Net income (loss).................................................................  $      (1,081)    $         371
                                                                                    -------------     -------------
                                                                                    -------------     -------------
Basic and diluted earnings (loss) per share and ADS:
Weighted average number of Ordinary Shares outstanding,
  excluding shares held by the employee benefit trusts............................         50,917            50,917
                                                                                    -------------     -------------

Basic and diluted earnings (loss) per share.......................................  $       (0.02)    $        0.01
                                                                                    -------------     -------------
                                                                                    -------------     -------------

Basic and diluted earnings (loss) per ADS.........................................  $       (0.21)    $        0.07
                                                                                    -------------     -------------
                                                                                    -------------     -------------


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

       As of June 30, 2008 and December 31, 2007, the Group's only investments were private equity securities.

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

       SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS 157 has also established a fair value hierarchy that prioritizes the inputs to valuation techniques used to

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES measure fair value into three broad levels. See Note 4 "Fair Value Measurements and Disclosures" below for the three levels of the SFAS 157 hierarchy. Level 3 inputs apply to the determination of fair value for the Group's private equity investments. These are unobservable inputs where the determination of fair values of investments requires the application of significant judgment. It is possible that the factors evaluated by management and fair values will change in subsequent periods, especially with respect to the Group's privately held equity securities in technology companies, resulting in material impairment charges in future periods. Historically, the Group has determined that its best estimate of the fair value of its private equity investments has equaled its cost basis, unless there has been a temporary or other-than-temporary impairment of the investment. From January 1, 2008, only other-than-temporary impairments will be recognized and the carrying value of a private equity investment cannot be increased above its cost unless the investee company completes an initial public offering or is acquired. For the six months ended June 30, 2008, there were no other-than-temporary impairments of the Group's private equity investments.

Investment Concentration and Risk

       As of June 30, 2008, the Group's investments consisted of three private corporate equity securities with individual carrying values of less then 10% of the Group's shareholders' equity. One of these investments, with a carrying value of $1.0 million, is in preferred stock of a technology company that is a consulting client of BICC. Another investment, with a carrying value of $140,000, is in preferred stock of another technology company that was a consulting client of BICC in prior years. The third investment has a carrying value of $844,000 and is in preferred stock of a technology company.

       As  of  June  30,  2008,  the  Company's   Jersey  based  life  insurance
subsidiary, LPAL, owned 93% of the Group's $2.0 million in private equity securities. LPAL is a regulated insurance company, and as such it must meet stringent capital adequacy requirements and no transfers, except in satisfaction of long-term business liabilities, are permitted from its long-term insurance fund without the consent of LPAL's directors and actuary. LPAL's investments are not currently available to fund the operations or commitments of the Company or its other subsidiaries. However, in April 2008, the Company obtained approval from the Jersey Financial Services Commission ("JFSC") for LPAL to make dividend payments up to a total of $5.0 million to the Company in the future. As a condition of the JFSC's approval, the Company has agreed to provide financial support to LPAL in the unlikely event LPAL's funds are insufficient to pay off its policy liabilities totaling $144,000 as of June 30, 2008, as well as the operational costs of LPAL.

Realized Investment Gains

       In the first six months of 2008, the Company recorded realized investment gains of $270,000, representing the final distribution from the WorldCom, Inc. securities litigation. LPAL held certain WorldCom, Inc. publicly traded bonds which it sold at a loss in 2002. This $270,000 payment, in addition to the $1.2 million initial payment received from the WorldCom securities litigation in the first six months of 2007, reverses part of LPAL's realized loss recorded in 2002. Since these payments are for LPAL's account, they are not currently available to fund the operations or commitments of the Company or its other subsidiaries.

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

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

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

       Financial assets and liabilities are measured using inputs from the three levels of the SFAS 157 hierarchy. The three levels are as follows:

       Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that are accessible by the Company. During the six months ended June 30, 2008, the Company's Level 1 assets included money market mutual funds which are included in cash and cash equivalents in the condensed consolidated balance sheets. As of June 30, 2008, the Company had $1,083,000 in money market mutual funds, compared to $1,871,000 as of December 31, 2007.

       Level 2 - Inputs include quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly. During the six months ended June 30, 2008, the Company held no Level 2 assets.

       Level 3 - Unobservable inputs for the asset or liability including significant assumptions of the Company and other market participants. As of December 31, 2007 and June 30, 2008, the Group held $1,984,000 of private equity investments which are carried at cost, as adjusted for other-than-temporary impairments. In order to determine if any other-than-temporary impairments exist, the Group must first determine the fair values of its private equity investments using Level 3 unobservable inputs, including the analysis of various financial, performance and market factors. For the six months ended June 30, 2008, there were no other-than-temporary impairments of the Group's private equity investments.

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

       Share based compensation expense recognized in the Company's consolidated statements of operations for the first quarter of 2008 and 2007 includes compensation expense for share options granted prior to, but not yet vested as of December 31, 2005, as well as compensation expense for 4.5 million share options granted to employees and directors on March 27, 2007. No share options have been granted since March 27, 2007. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share based compensation expense calculated in accordance with SFAS 123R is to be based on awards ultimately expected to vest, and therefore the expense should be reduced for estimated forfeitures. The Company's estimated forfeiture rate of zero percent for the first six months of 2008 and 2007 is based upon the fact that all unvested options relate to longstanding employees and directors. As discussed in
Item 5 "Other Information" in Part II below, during the third quarter of 2008, the Company gave notice to its Chief Financial Officer that his employment agreement would end on June 30, 2009. This is not expected to materially affect share based compensation expense or the forfeiture rate estimate in the future.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. As there were no share option exercises during the first six months of 2008 or 2007, the Company had no related tax benefits during those periods. Prior to the adoption of SFAS 123R, those tax benefits would have been reported as operating cash flows had the Company received any tax benefits related to share option exercises.

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

Valuation and Expense Information Under SFAS 123R

       The estimated fair value of share option compensation awards to employees and directors, as calculated using the Black-Scholes option pricing model as of the date of grant, is amortized using the straight-line method over the vesting period of the options. For the six months ended June 30, 2008 and 2007, compensation expense related to share options under SFAS 123R totaled $44,000 and $27,000, respectively, and is included in operating expenses in the accompanying statement of operations.

       On March 27 2007, 4,500,000 options were granted to employees and directors at an exercise price equal to the fair market value of the underlying shares on the grant date which was $0.10. These options were valued using the Black-Scholes option pricing model using the following assumptions: expected share price volatility of 66%, risk-free interest rate of 4.52%, weighted average expected life of 6.25 years and expected dividend yield of zero percent. The fair value of the 4,500,000 options was $292,000. During 2007, 250,000 options became vested, 100,000 options were forfeited and no options were exercised. During the first six months of 2008, 1,362,500 options became vested, no options were forfeited and no options were exercised. At June 30, 2008, there were 9,625,000 options outstanding with a weighted average exercise price of $1.45. Of these options, 6,037,500 were exercisable at June 30, 2008, and these have a weighted average exercise price of $2.26. The remaining 3,587,500 options were unvested at June 30, 2008. These unvested options have a weighted average exercise price of $0.10. As of June 30, 2008, total unrecognized compensation expense related to unvested share options was $210,000, which is expected to be recognized as follows: $44,000 in the remainder of 2008, $77,000 in 2009, $72,000 in 2010 and $17,000 in 2011. For additional information relating to our employee share options, see Note 12 to the Company's consolidated financial statements included in our Form 10-K for the year ended December 31, 2007.


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

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       The Company's management believes that its income tax positions would be sustained upon examination by appropriate taxing authorities based on the technical merits of such positions, and therefore the Company has not provided for any unrecognized tax benefits at the adoption date, and there has been no change to the $0 unrecognized tax benefits from January 1, 2007 through June 30, 2008. In general, the Company's tax returns remain subject to examination by taxing authorities for the tax years 2003 through 2007.


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

       Under its Memorandum and Articles of Association, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company maintains directors and officers liability insurance that limits the Company's exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of June 30, 2008.

       The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, clients and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions sometime include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company believes the estimated fair value of these agreements is minimal as historically, no payments have been made by the Company under these indemnification obligations. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2008.


Note 8.   Business Segment and Geographical Information

       The Company reports segments results in accordance with Statement of Financial Accounting Standards No. 131, "Segment Reporting." The Company's reportable operating segments are classified according to its businesses of consulting in venture capital, and life insurance and annuities.

       Intercompany   transfers  between   reportable   operating  segments  are
accounted for at prices which are designed to be representative of unaffiliated third party transactions.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       Summary revenue and investment gain information by geographic segment, based on the domicile of the Group company generating those revenues, is as follows:

                                                                                           Six Months Ended
                                                                                                June 30,
                                                                                   --------------------------------
                                                                                        2008              2007
                                                                                   --------------    --------------
                                                                                             (In thousands)

Jersey............................................................................ $          440    $        1,527
Guernsey..........................................................................              -                47
United States.....................................................................            293               630
                                                                                   --------------    --------------
Consolidated revenues and net investment gains ................................... $          733    $        2,204
                                                                                   --------------    --------------
                                                                                   --------------    --------------


       Revenues and income  (loss)  before  income tax expense for the Company's
reportable  operating  segments,   based  on  management's   internal  reporting
structure, were as follows:

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                   --------------------------------
                                                                                        2008              2007
                                                                                   --------------    --------------
                                                                                           (In thousands)
Revenues and net investment gains:
Consulting in venture capital..................................................... $          264    $          570
Life insurance and annuities .....................................................            417             1,511
                                                                                   --------------    --------------
                                                                                              681             2,081
Reconciliation of segment amounts to consolidated amounts:
Interest income ..................................................................             52               123
                                                                                   --------------    --------------
Consolidated revenues and net investment gains ................................... $          733    $        2,204
                                                                                   --------------    --------------
                                                                                   --------------    --------------
Income (loss) before income taxes:
Consulting in venture capital..................................................... $         (453)   $         (130)
Life insurance and annuities .....................................................            226             1,150
                                                                                   --------------    --------------
                                                                                             (227)            1,020
Reconciliation of segment amounts to consolidated amounts:
Interest income...................................................................             52               123
Corporate expenses................................................................           (904)             (770)
                                                                                   --------------    --------------
Consolidated income (loss) before income tax expense ............................. $       (1,079)   $          373
                                                                                   --------------    --------------
                                                                                   --------------    --------------


Note 9.   Client Concentration

          The Group's revenues are from a limited number of clients. In the first six months of 2008, the Group's largest consulting client accounted for 22% of its consolidated revenues. No other consulting client accounted for more than 10% of consolidated revenues.

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

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Consulting in Venture Capital

       Certain  information   regarding  our  consulting  segment's  results  of
operations is as follows:

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                     ------------------------------
                                                                                         2008              2007
                                                                                     ------------      ------------
                                                                                              (In thousands)
Revenues:
Consulting fees...................................................................   $        264      $        570
                                                                                     ------------      ------------
Total revenues....................................................................            264               570

Operating expenses................................................................            717               700
                                                                                     ------------      ------------
Loss before income tax expense....................................................   $       (453)     $       (130)
                                                                                     ------------      ------------
                                                                                     ------------      ------------

First six months of 2008 compared to first six months of 2007

       In the first six months of 2008, the consulting segment contributed a loss before income taxes of $453,000 to our overall loss before income taxes, compared to a loss before income taxes of $130,000 in the first six months of 2007. The losses for both periods were attributable to an excess of fixed operating expenses over consulting fee income.

       Consulting fees of $264,000 were earned during the first six months of 2008, compared to $570,000 for the first six months of 2007, a decrease of $306,000. This decrease resulted from a decline in the number of consulting clients. A contract was signed with a client in early 2007 that generated $0.9 million in consulting fees during the full year 2007; however, that contract ran only through the end of 2007. A new contract was signed with this client in March 2008, though the scope of our work under this new contract has been reduced and, accordingly, consulting revenues from this client during the full year 2008 are expected to be significantly lower than in 2007.

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

       Some of the consulting agreements that we have had provided that we receive promissory notes that were convertible into preferred stock, or common stock options, as part of our compensation. During 2007, we received preferred stock in a consulting client valued at $140,000. We also hold common stock options in a technology company that are now fully vested, though we believe that currently these have no value. We expect to receive additional stock options in 2008 from one of our consulting clients.

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

Life Insurance and Annuities

       Certain information regarding our life insurance and annuities segment's results of operations is as follows:

                                                                                           Six Months Ended
                                                                                                June 30,
                                                                                     ------------------------------
                                                                                         2008             2007
                                                                                     ------------      ------------
                                                                                              (In thousands)
Revenues and net investment gains:
Investment income.................................................................   $        147      $        313
Net realized investment gains.....................................................            270             1,198
                                                                                     ------------      ------------
Total revenues and net investment gains...........................................            417             1,511

Expenses:
Amounts credited on insurance policyholder accounts ..............................              3                40
General and administrative expenses ..............................................            188               321
                                                                                     ------------      ------------
Total expenses....................................................................            191               361
                                                                                     ------------      ------------
Income before income tax expense..................................................   $        226      $      1,150
                                                                                     ------------      ------------
                                                                                     ------------      ------------

       LPAL's policyholder liabilities fell from $189,000 at June 30, 2007 to $144,000 at June 30, 2008 primarily due to one policy surrender in late 2007. LPAL now has three policies remaining which are scheduled to mature in the first half of 2009. There are no plans currently to write new policies.

First six months of 2008 compared to first six months of 2007

       In the first six months of 2008, LPAL contributed income before income taxes of $0.2 million to our overall loss before income taxes, compared to income before income taxes of $1.15 million in the first six months of 2007. This $0.9 million decrease is attributable to lower realized investment gains in the first six months of 2008 compared to the first six months of 2007. These realized gains for both periods relate to distributions from the WorldCom, Inc. securities litigation. LPAL held certain WorldCom, Inc. publicly traded bonds which it sold at a loss in 2002. In January 2007, a partial distribution of $1.2 million was received by LPAL, and in February 2008, a final distribution of $0.3 million was received by LPAL. These payments reverse part of the realized losses recorded in 2002.

       Interest income on cash and investments declined from $0.3 million in the first six months of 2007 to $0.15 million in the first six months of 2008, due to the decline in the level of LPAL's corporate bond investments and cash, which was consistent with the decline in policyholder liabilities during 2007, as well as to decreasing interest rates during the period. The level of LPAL's corporate bonds and cash at June 30, 2008 was $10.6 million, compared with $11.3 million at June 30, 2007 and $13.4 million at December 31, 2006. Interest credited on policyholder accounts for the first six months of 2008 was $3,000, compared to $40,000 in the first six months of 2007. This decrease was due to policy maturities and surrenders since December 31, 2006, leaving only three policies totaling $97,000 and two pending death claims totaling $47,000 at June 30, 2008. The three policies outstanding as of June 30, 2008 are scheduled to mature in the first half of 2009.

       Total assets increased to $12.47 million as of June 30, 2008, compared to $12.24 million as of December 31, 2007, due to LPAL's $0.2 million net income for the first six months of 2008. No policyholder benefits were paid during the first six months of 2008.

       Included in general and administrative expenses for the first six months of 2007 are $44,000 of employee severance costs. Excluding these employee severance costs, general and administrative expenses for the first six months of 2007 were $277,000, compared with $188,000 for the first six months of 2008. This $89,000 decrease for the first six months of 2008 was primarily due to lower staff costs as well as to lower facilities costs subsequent to the closure of our Jersey office in mid-2007. We no longer have staff or operations in Jersey, though LPAL maintains a registered office in Jersey and is still regulated by the JFSC.

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

Corporate and Other

First six months of 2008 compared to first six months of 2007

       Corporate expenses increased by $0.1 million to $0.9 million in the first six months of 2008, compared to the first six months of 2007. This increase was due to the write-off of $0.1 million in web development costs paid to a third party vendor subsequent to our decision not to go forward with a web based project.

       Corporate expenses for the remaining six months of 2008 and the first six months of 2009 will increase due to the higher salary and benefits that will be paid to our Chief Financial Officer from July 1, 2008 through June 30, 2009 while he works out the 12-month notice period under his employment agreement.
See Item 5 "Other Information" in Part II below above for additional information. Staff costs will increase by approximately $0.7 million during this 12-month period.

Consolidated Income (Loss) Before Income Tax Expense

First six months of 2008 compared to first six months of 2007

       Our consolidated loss before income tax expense was $1.1 million in the first six months of 2008, compared to income before income tax expense of $0.4 million in the first six months of 2007. This decline in income of $1.45 million is attributable to the $0.9 million decrease in distributions from the WorldCom, Inc. securities litigation, a $0.3 million decrease in consulting fee income and a $0.2 million decline in interest income, all as explained above.

Income Taxes

       We are subject to taxation on our income in all countries in which we operate based upon the taxable income arising in each country. However, realized gains on certain investments are exempt from Jersey and Guernsey taxation. We are currently subject to income tax in Jersey at a rate of 20%. In the United States, we are subject to both federal and California taxes at rates up to 34% and 8.84%, respectively.

First six months of 2008 compared to first six months of 2007

       The $2,000 tax expense for the first six months of 2008 is comprised of our minimum California taxes. Other than these taxes, no other tax expense or benefits were applicable to our Group for the period. A loss before income taxes of $0.3 million was contributed by our Jersey operations, including the $0.3 million of investment gain related to the final distribution from the WorldCom, Inc. litigation settlement which is treated as a capital gain for tax purposes. Realized gains on certain investments are not taxed in Jersey. Our U.S. subsidiaries contributed a loss before income taxes of $0.7 million during the first six months of 2008; however, we did not recognize any U.S. tax benefits due to the 100% valuation allowances that we have provided for all deferred tax assets. In the first six months of 2007, our only tax expense was $2,000 of minimum California taxes.

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


Liquidity and Capital Resources

       Our cash and cash equivalents decreased during the first half of 2008 by $0.8 million to $13.8 million. This decrease in cash and cash equivalents resulted from $1.1 million used in operating activities, partially offset by $0.3 million of cash provided by investing activities. Cash provided by investing activities related solely to the $0.3 million final payment received by LPAL from the WorldCom, Inc. securities litigation. Cash used in operating activities resulted from the excess of expenses over revenues (excluding investment gains) for the first half of 2008. As of June 30, 2008, our cash and cash equivalents, excluding the amount held by LPAL, amounted to $3.2 million, an decrease of $1.1 million from December 31, 2007.

       The $10.6 million of cash and cash equivalents held by LPAL, as well as the $1.8 million of investments held by LPAL, are not currently available to fund the operations or commitments of the Company or its other subsidiaries. However, approval from the JFSC has been obtained for LPAL to make dividend payments up to a total of $5.0 million to the Company in the future. As a condition of the JFSC's approval, the Company has agreed to provide financial support to LPAL in the unlikely event LPAL's funds are insufficient to pay off its policy liabilities totaling $144,000 as of June 30, 2008, as well as the operational costs of LPAL.

       Shareholders' equity decreased during the first half of 2008 by $1.04 million from $16.5 million at December 31, 2007 to $15.4 million at June 30, 2008, primarily due to the $1.1 million net loss for the period. As of June 30, 2008 and December 31, 2007, $62.6 million of our Ordinary Shares, at cost, held by the employee benefit trusts have been netted against shareholders' equity.

       During the first half of 2008, LPAL continued to service its existing policyholders. During this period, there were no policy surrenders or maturities. Policyholder liabilities were $144,000 as of June 30, 2008, compared to $141,000 as of December 31, 2007. We do not expect any surrender activity during the remaining six months of 2008. The policies remaining at June 30, 2008 are scheduled to mature in the first half of 2009. LPAL has sufficient liquid resources to fund these maturities. As of June 30, 2008, LPAL had cash of $10.6 million.

       As of June 30, 2008, we had no bank borrowings, guarantee obligations, material commitments outstanding for capital expenditures or additional funding for private equity portfolio companies.

       As of June 30, 2008, we had $3.2 million of cash and cash equivalents, excluding cash held by our life insurance and annuities segment. We believe that this cash balance is sufficient to fund our operations (venture capital and corporate activities) over at least the next 12 months.

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


Changes in Internal Control Over Financial Reporting

       There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


                                    PART II - OTHER INFORMATION

Item 1A.   RISK FACTORS

       Not required.


Item 5.   OTHER INFORMATION

       On August 12, 2008, the Company gave notice to Mr. Ian K. Whitehead, Chief Financial Officer, that his employment agreement would end on June 30, 2009. Reference is made to Exhibit 10.3.1 to the Company's Form 10-K for the year ended December 31, 2000 for a copy of Mr. Whitehead's employment agreement and to the Company's Proxy Statement dated April 29, 2008 for a description of his salary waiver of May 2003. In connection with the notice to end his employment agreement referenced above, Mr. Whitehead gave notice to the Company that he has rescinded his salary waiver. The Company's operating expenses will increase by approximately $0.7 million during the 12 months ending June 30, 2009.

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



                                 BERKELEY TECHNOLOGY LIMITED
                                 (Registrant)

Date:  August 14, 2008           By:    /s/  Ian K. Whitehead

                                             Ian K. Whitehead
                                             Chief Financial Officer

                                 (Principal Financial and Accounting Officer
                                  and Duly Authorized Officer of the Registrant)

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

               EXHIBIT INDEX FOR THE QUARTERLY REPORT ON FORM 10-Q
                       FOR THE QUARTER ENDED JUNE 30, 2008

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