Form 10-Q
period 2008-09-30
BERKELEY TECHNOLOGY LTD
filed 2008-11-14
CIK 891377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ____________________

                                    FORM 10-Q

(Mark One)

 /X/            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                For the quarterly period ended September 30, 2008

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

                                One Castle Street
                           St. Helier, Jersey JE2 3RT
                                 Channel Islands
                    (Address of principal executive offices)
                                   (Zip Code)

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


     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

    As of November 14, 2008, the registrant had outstanding 64,439,073 Ordinary Shares, par value $0.05 per share.

                                TABLE OF CONTENTS


                                     PART I

                              FINANCIAL INFORMATION

                                                                                                             Page
Item 1.    Financial Statements:

           Unaudited Condensed Consolidated Balance Sheets as of September 30, 2008 and
               December 31, 2007............................................................................    3

           Unaudited Condensed Consolidated Statements of Operations for the nine months
               ended September 30, 2008 and 2007............................................................    4

           Unaudited Condensed Consolidated Statements of Cash Flows for the nine months
               ended September 30, 2008 and 2007............................................................    5

           Unaudited Consolidated Statement of Changes in Shareholders' Equity for the nine months
               ended September 30, 2008.....................................................................    6

           Unaudited Consolidated Statements of Comprehensive Income for the nine months
               ended September 30, 2008 and 2007............................................................    7

           Notes to Unaudited Condensed Consolidated Financial Statements...................................    8

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations............   20

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.......................................   28

Item 4.    Controls and Procedures..........................................................................   28


                                     PART II

                                OTHER INFORMATION

Item 1A.   Risk Factors.....................................................................................   28

Item 4.    Submission of Matters to a Vote of Security Holders..............................................   29

Item 6.    Exhibits.........................................................................................   29

Signature  .................................................................................................   30


                         PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                    September 30,     December 31,
                                                                                        2008              2007
                                                                                    -------------     -------------
                                            ASSETS
Current assets:
   Cash and cash equivalents......................................................  $      13,064(1)  $      14,568
   Accounts receivable, less allowances of $34 as of September 30, 2008
       and December 31, 2007......................................................            233               423
   Interest receivable............................................................              3                14
   Prepaid expenses and deposits..................................................             84               164
                                                                                    -------------     -------------
Total current assets..............................................................         13,384            15,169

Private equity investments (at lower of cost or estimated fair value).............          1,734(1)          1,984
Property and equipment, net of accumulated depreciation of $176 and $175
   as of September 30, 2008 and December 31, 2007, respectively...................             11                14
                                                                                    -------------     -------------
Total assets......................................................................       $ 15,129          $ 17,167

                                                                                    -------------     -------------
                                                                                    -------------     -------------
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses..........................................  $         554     $         547
   Policyholder liabilities (due in less than one year)...........................            130                46
                                                                                    -------------     -------------
Total current liabilities.........................................................            684               593

Policyholder liabilities (due in more than one year)..............................              -                95
                                                                                    -------------     -------------
Total liabilities.................................................................            684               688

                                                                                    -------------     -------------
Commitments and contingencies (See Note 7)

Shareholders' equity:
Ordinary shares, $0.05 par value per share: 86,400,000 shares authorized;
   64,439,073 shares issued and outstanding as of September 30, 2008
   and December 31, 2007..........................................................          3,222             3,222
Additional paid-in capital........................................................         67,840            67,789
Retained earnings.................................................................          6,380             8,465
Employee benefit trusts, at cost (13,522,381 shares as of
   September 30, 2008 and December 31, 2007)......................................        (62,598)          (62,598)
Accumulated other comprehensive loss..............................................           (399)             (399)
                                                                                    -------------     -------------
Total shareholders' equity........................................................         14,445            16,479
                                                                                    -------------     -------------
Total liabilities and shareholders' equity........................................  $      15,129     $      17,167
                                                                                    -------------     -------------
                                                                                    -------------     -------------

(1) The  Company's  insurance  subsidiary,   London  Pacific  Assurance  Limited ("LPAL"),  holds $10,555 of the Group's
    $13,064 in cash and cash equivalents and $1,594 of the Group's  $1,734 in private  equity  investments  which are only available to fund the operations or commitments of LPAL, and not to the parent company or any of the other subsidiaries.

 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share and ADS amounts)

                                                                               Three Months Ended      Nine Months Ended
                                                                                  September 30,           September 30,
                                                                              --------------------    --------------------
                                                                                2008       2007         2008        2007
                                                                              ---------  ---------    ---------  ---------

Revenues:
Consulting fee income.................................................        $     150  $     447    $     414  $   1,017
Investment income.....................................................               72        196          271        632
Net realized investment gains (losses)................................             (250)         -           20      1,198
                                                                              ---------  ---------    ---------  ---------
                                                                                    (28)       643          705      2,847
Expenses:
Operating expenses....................................................              975        766        2,784      2,557
Amounts credited on insurance policyholder accounts...................                1          2            4         42
                                                                              ---------  ---------    ---------  ---------
                                                                                    976        768        2,788      2,599
                                                                              ---------  ---------    ---------  ---------
Income (loss) before income tax expense...............................           (1,004)      (125)      (2,083)       248

Income tax expense....................................................                -          -            2          2
                                                                              ---------  ---------    ---------  ---------
Net income (loss).....................................................        $  (1,004) $    (125)   $  (2,085) $     246
                                                                              ---------  ---------    ---------  ---------
                                                                              ---------  ---------    ---------  ---------





Basic and diluted earnings (loss) per share...........................        $   (0.02) $   (0.00)   $   (0.04) $    0.00
                                                                              ---------  ---------    ---------  ---------
                                                                              ---------  ---------    ---------  ---------

Basic and diluted earnings (loss) per ADS.............................        $   (0.20) $   (0.02)   $   (0.41) $    0.05
                                                                              ---------  ---------    ---------  ---------
                                                                              ---------  ---------    ---------  ---------

















 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                           Nine Months Ended
                                                                                              September 30,
                                                                                     ------------------------------
                                                                                        2008              2007
                                                                                     ------------      ------------

Net cash used in operating activities.............................................   $     (1,754)     $       (779)


Cash flows from investing activities:
Purchases of available-for-sale equity securities.................................              -            (1,000)
Proceeds from maturity of held-to-maturity fixed maturity securities..............              -             3,000
Proceeds from maturity of available-for-sale fixed maturity securities............              -             9,000
Proceeds from WorldCom, Inc. securities litigation settlement.....................            270             1,198
Capital expenditures..............................................................             (2)                -
                                                                                     ------------      ------------
Net cash provided by investing activities.........................................            268            12,198
                                                                                     ------------      ------------

Cash flows from financing activities:
Insurance policyholder benefits paid..............................................              -            (3,510)
                                                                                     ------------      ------------
Net cash used in financing activities.............................................              -            (3,510)
                                                                                     ------------      ------------

Effect of exchange rate changes on cash...........................................            (18)               14
                                                                                     ------------      ------------

Net increase (decrease) in cash and cash equivalents..............................         (1,504)            7,923
Cash and cash equivalents at beginning of period..................................         14,568             6,707
                                                                                     ------------      ------------
Cash and cash equivalents at end of period .......................................   $     13,064      $     14,630
                                                                                     ------------      ------------
                                                                                     ------------      ------------



















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

                   BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY

                                 (In thousands)

                                                                                            Accumulated
                                                                                               Other
                                    Ordinary Shares     Additional               Employee      Compre-      Total
                                 ---------------------   Paid-in     Retained     Benefit      hensive   Shareholders'
                                  Number      Amount     Capital     Earnings     Trusts        Loss       Equity
                                 -----------------------------------------------------------------------------------

Balance as of
   December 31, 2007............    64,439  $    3,222  $   67,789  $    8,465  $   (62,598) $     (399) $    16,479

Net loss........................         -           -           -      (2,085)           -           -       (2,085)
Share based compensation,
   including income tax
   effect of $0.................         -           -          51           -            -           -           51

                                 ---------  ----------  ----------  ----------  -----------  ----------  -----------
Balance as of
   September 30, 2008...........    64,439  $    3,222  $   67,840  $    6,380  $   (62,598) $     (399) $    14,445
                                 ---------  ----------  ----------  ----------  -----------  ----------  -----------
                                 ---------  ----------  ----------  ----------  -----------  ----------  -----------






 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

                                                                               Three Months Ended      Nine Months Ended
                                                                                  September 30,           September 30,
                                                                              --------------------    --------------------
                                                                                2008       2007         2008       2007
                                                                              ---------  ---------    ---------  ---------

Net income (loss).....................................................        $  (1,004) $    (125)   $  (2,085) $     246

Other comprehensive income, net of deferred income taxes:

Foreign currency translation adjustments, net of income taxes of $0...                -          -            -          5

Change in net unrealized gains and losses:
   Unrealized holding gains and losses on available-for-sale securities               -          1            -         14
                                                                              ---------  ---------    ---------  ---------
Other comprehensive income ...........................................                -          1            -         19
                                                                              ---------  ---------    ---------  ---------
Comprehensive income (loss)...........................................        $  (1,004) $    (124)   $  (2,085) $     265
                                                                              ---------  ---------    ---------  ---------
                                                                              ---------  ---------    ---------  ---------




















 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2008

       As used herein, the terms "registrant," "Company," "we," "us" and "our" refer to Berkeley Technology Limited. Except as the context otherwise requires, the term "Group" refers collectively to the registrant and its subsidiaries.


Note 1.   Basis of Presentation and Principles of Consolidation

       The accompanying condensed consolidated financial statements are unaudited and have been prepared by the Company in conformity with United States generally accepted accounting principles ("U.S. GAAP"). These unaudited condensed consolidated financial statements (the "Financial Statements") include the accounts of the Company, its subsidiaries, the Employee Share Option Trust ("ESOT") and the Agent Loyalty Opportunity Trust ("ALOT"). Significant subsidiaries included in the operations of the Group and discussed in this document include London Pacific Assurance Limited ("LPAL") and Berkeley International Capital Corporation ("BICC"). All intercompany transactions and balances have been eliminated in consolidation.

       Certain information and note disclosures normally included in the Company's annual consolidated financial statements have been condensed or omitted. In the opinion of management, the Financial Statements reflect all adjustments (consisting of normal recurring accruals) which are necessary for a fair statement of the results for the interim periods presented.

       While the Company's management believes that the disclosures presented are adequate to make the information not misleading, these Financial Statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2007, which are contained in the Company's Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission ("SEC") on March 31, 2008. The December 31, 2007 condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

       The results for the nine month period ended September 30, 2008 are not indicative of the results to be expected for the full fiscal year.

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

Recently Issued Accounting Pronouncements

       In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, "Fair Value Measurements," ("SFAS 157") which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for financial assets and financial liabilities within its scope for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company adopted SFAS 157 for financial assets and financial liabilities within its scope during the first quarter of 2008 and the adoption did not have an impact on its financial statements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2, "Effective Date of FASB Statement No. 157," ("FSP FAS 157-2") which defers the effective date of SFAS 157 for all non-financial assets and non-financial liabilities for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. The adoption of FSP FAS 157-2 effective January 1, 2009 for the Company's non-financial assets and non-financial liabilities is not expected to have an impact on the Company's consolidated financial statements.

       In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities - Including an amendment of FASB Statement No 115" ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value that currently are not required to be measured at fair value. SFAS 159 is effective no later than fiscal years beginning after November 15, 2007. While the Company had the option of adopting this standard for the first quarter of 2008, the Company did not apply the provisions of SFAS 159 to any existing financial instruments and therefore SFAS 159 did not have an impact on its consolidated financial statements.

       In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160, "Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51" ("SFAS 160"). SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as a minority interest, is an ownership interest in the consolidated entity that should be  reported  in the equity  section of the  balance  sheet.  Among other requirements, the statement requires that the consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008 and earlier adoption is not permitted. The Company is currently evaluating the effect that the adoption of SFAS 160 will have on its consolidated financial statements.

       In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, "The Hierarchy of Generally Accepted Accounting Principles" ("SFAS 162"). This statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of non-governmental entities that are presented in conformity with generally accepted accounting principles in the United States ("US GAAP"). This statement will be effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board ("PCAOB") amendments to AU Section 411, "The Meaning of Present Fairly in Conformity With Generally Accepted Accounting Principles." The Company is currently evaluating the effect that the adoption of SFAS 162 will have on its consolidated financial statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Note 2.   Earnings Per Share and ADS

       The Company calculates earnings per share in accordance with Statement of Financial Accounting Standards No. 128, "Earnings per Share" ("SFAS 128"). This statement requires the presentation of basic and diluted earnings per share. Basic earnings per share is calculated by dividing net income or loss by the weighted-average number of Ordinary Shares outstanding during the applicable period, excluding shares held by the ESOT and the ALOT which are regarded as treasury stock for the purposes of this calculation. The Company has issued Ordinary Share options, which are considered potential common stock under SFAS
128. The Company has also issued Ordinary Share warrants to Bank of Scotland in connection with the Company's bank facility (now terminated), which are also considered potential common stock under SFAS 128. Diluted earnings per share is calculated by dividing net income by the weighted-average number of Ordinary Shares outstanding during the applicable period as adjusted for these potentially dilutive options and warrants which are determined based on the "Treasury Stock Method."

       For the three and nine month periods ended September 30, 2008, there were no "in-the-money" options or warrants, and therefore no potentially dilutive securities. As a result, if the Company had reported net income for the three and nine month periods ended September 30, 2008, diluted earnings per share would be the same as basic earnings per share. If the Company had reported net income for the three month period ended September 30, 2007, there would have been an additional 404,545 shares included in the calculation of diluted earnings per share for this period.

       Earnings (loss) per ADS is equivalent to ten times earnings (loss) per Ordinary Share.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       A reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share calculations is as follows:

                                                                               Three Months Ended      Nine Months Ended
                                                                                  September 30,           September 30,
                                                                              --------------------    --------------------
                                                                                2008       2007         2008       2007
                                                                              ---------  ---------    ---------  ---------
                                                                                       (In thousands, except per
                                                                                          share and ADS amounts)

Net income (loss).....................................................        $  (1,004) $    (125)   $  (2,085) $     246
                                                                              ---------  ---------    ---------  ---------
                                                                              ---------  ---------    ---------  ---------
Basic earnings (loss) per share and ADS:
Weighted average number of Ordinary Shares outstanding,
    excluding shares held by the employee benefit trusts..............           50,917     50,917       50,917     50,917
                                                                              ---------  ---------    ---------  ---------
                                                                              ---------  ---------    ---------  ---------

Basic earnings (loss) per share.......................................        $   (0.02) $   (0.00)   $   (0.04) $    0.00
                                                                              ---------  ---------    ---------  ---------
                                                                              ---------  ---------    ---------  ---------

Basic earnings (loss) per ADS.........................................        $   (0.20) $   (0.02)   $   (0.41) $    0.05
                                                                              ---------  ---------    ---------  ---------
                                                                              ---------  ---------    ---------  ---------
Diluted earnings (loss) per share and ADS:
Weighted average number of Ordinary Shares outstanding,
    excluding shares held by the employee benefit trusts..............           50,917     50,917       50,917     50,917

Effect of dilutive securities (warrants and employee share
    options)..........................................................                -          -            -        271
                                                                              ---------  ---------    ---------  ---------
Weighted average number of Ordinary Shares used in
   diluted earnings per share calculations............................           50,917     50,917       50,917     51,188
                                                                              ---------  ---------    ---------  ---------
                                                                              ---------  ---------    ---------  ---------


Basic earnings (loss) per share.......................................        $   (0.02) $   (0.00)   $   (0.04) $    0.00
                                                                              ---------  ---------    ---------  ---------
                                                                              ---------  ---------    ---------  ---------

Basic earnings (loss) per ADS.........................................        $   (0.20) $   (0.02)   $   (0.41) $    0.05
                                                                              ---------  ---------    ---------  ---------
                                                                              ---------  ---------    ---------  ---------

Note 3.   Investments

       As discussed above in Note 1 "Basis of Presentation and Principles of Consolidation," the Group's primary business for financial reporting purposes is now considered to be consulting in venture capital rather than life insurance and annuities. As such, the Group's private equity investments are now carried at cost less any other-than-temporary impairments in accordance with Accounting Principles Board Opinion No. 18 (As Amended), "The Equity Method of Accounting for Investments in Common Stock" ("APB 18"). Previously, the Group carried its private equity investments at fair value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Under paragraph 127(b) of SFAS 115, insurance companies are required to report equity securities at fair value even if they do not meet the scope criteria in paragraph 3 of SFAS 115. With respect to the Group's private equity investments held at December 31, 2007, the Group's best estimate of their fair value was their cost basis. Therefore, the change from an insurance company for financial reporting purposes to a consulting company as of January 1, 2008 did not have an impact on the carrying values of the Group's private equity investments. Marketable debt and equity securities will be carried at fair value in accordance with SFAS 115, should the Group make such investments in the future.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       As of September 30, 2008 and December 31, 2007, the Group's only investments were private equity securities.

       Because all of the Group's private equity investments are less than 20% in the investee companies, and the Group does not have any significant influence on the investee companies, all such investments are accounted for in accordance with the cost method. If there are indicators of impairment, then the carrying amount of such investments is compared to their estimated fair value, and if any impairment is determined to be other-than-temporary, then an impairment charge would be taken during the period such determination is made by the Group's management.

       SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS 157 has also established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. See Note 4 "Fair Value Measurements and Disclosures" below for the three levels of the SFAS 157 hierarchy. Level 3 inputs apply to the determination of fair value for the Group's private equity investments. These are unobservable inputs where the determination  of  fair  values  of  investments  requires  the  application  of significant judgment. As discussed above, from January 1, 2008, only other-than-temporary impairments will be recognized and the carrying value of a private equity investment cannot be increased above its cost unless the investee company completes an initial public offering or is acquired. The Group has estimated the fair values of its private equity investments as of September 30, 2008, and these fair values are at least equal to the carrying values, except in the case of one of its private equity investments. The Group recognized an other-than-temporary impairment loss of $250,000 on this investment as of September 30, 2008. It is possible that the factors evaluated by management and fair values will change in subsequent periods, resulting in material impairment charges in future periods.

Investment Concentration and Risk

       As of September 30, 2008, the Group's investments consisted of three private corporate equity securities with individual carrying values of less then 10% of the Group's shareholders' equity. One of these investments, with a carrying value of $750,000, is in preferred stock of a technology company that is a consulting client of BICC. Another investment, with a carrying value of $140,000, is in preferred stock of another technology company that was a consulting client of BICC in prior years. The third investment has a carrying value of $844,000 and is in preferred stock of a technology company.

       As of September 30, 2008, the Company's Jersey based life insurance subsidiary, LPAL, owned 92% of the Group's $1.7 million in private equity securities. LPAL is a regulated insurance company, and as such it must meet stringent capital adequacy requirements and no transfers, except in satisfaction of long-term business liabilities, are permitted from its long-term insurance fund without the consent of LPAL's directors and actuary. LPAL's investments are not currently available to fund the operations or commitments of the Company or its other subsidiaries. However, in April 2008, the Company obtained approval from the Jersey Financial Services Commission ("JFSC") for LPAL to make dividend payments up to a total of $5.0 million to the Company in the future. As a condition of the JFSC's approval, the Company has agreed to provide financial support to LPAL in the unlikely event LPAL's funds are insufficient to pay off its policy liabilities totaling $130,000 as of September 30, 2008, as well as the operational costs of LPAL.

Realized Investment Gains and Losses

       At September 30, 2008, the Group recognized an other-than-temporary impairment loss of $250,000 on one of its private equity investments. This has been recorded in the Group's consolidated statement of operations as a realized investment loss. During the first quarter of 2008, the Company recorded a realized

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES investment gain of $270,000 representing the final distribution from the WorldCom, Inc. securities litigation. LPAL held certain WorldCom, Inc. publicly traded bonds which it sold at a loss in 2002. This $270,000 payment, in addition to the $1.2 million initial payment received from the WorldCom securities litigation in the first quarter of 2007, reverses part of LPAL's realized loss recorded in 2002. Since these payments are for LPAL's account, they are not currently available to fund the operations or commitments of the Company or its other subsidiaries.

       In February 2008, LPAL submitted a claim in the Enron Securities class action settlement, based on certain Enron bonds previously held by LPAL which LPAL believes constitute "Category 1" securities eligible for the Enron settlement proceeds. The Group does not expect any payment based on LPAL's claim until 2009 at the earliest, if any. The amount of the recovery of LPAL's realized investment losses recorded in 2002 is currently unknown.


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

       Financial assets and liabilities are measured using inputs from the three levels of the SFAS 157 hierarchy. The three levels are as follows:

       Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that are accessible by the Company. During the nine months ended September 30, 2008, the Company's Level 1 assets included money market mutual funds which are included in cash and cash equivalents in the condensed consolidated balance sheets. As of September 30, 2008, the Company had $698,000 in money market mutual funds, compared to $1,871,000 as of December 31, 2007.

       Level 2 - Inputs include quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly. During the nine months ended September 30, 2008, the Company held no Level 2 assets.

       Level 3 - Unobservable inputs for the asset or liability including significant assumptions of the Company and other market participants. As of December 31, 2007 and September 30, 2008, the Group held $1,984,000 and $1,734,000, respectively, of private equity investments which are carried at cost, as adjusted for other-than-temporary impairments. In order to determine if any other-than-temporary impairments exist, the Group must first determine the fair values of its private equity investments using Level 3 unobservable inputs, including the analysis of various financial, performance and market factors. During the quarter ended September 30, 2008, the Group recognized an other-than-temporary impairment loss of $250,000 on one of its private equity investments.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       The change in carrying value of the Group's private equity investments for the nine months ended September 30, 2008 was as follows:

                                                                                                     (In thousands)

Balance at December 31, 2007.......................................................................      $   1,984

Realized investment loss included in earnings in the third quarter of 2008 determined
   by considering fair value measurements using significant unobservable inputs (Level 3)..........           (250)
                                                                                                         ----------
Balance at September 30, 2008......................................................................      $   1,734
                                                                                                         ----------
                                                                                                         ----------

       Cash and cash equivalents, accounts receivable, interest receivable, prepaid expenses and deposits, accounts payable and accrued expenses, and insurance policyholder liabilities are reflected in the condensed consolidated balance sheets at carrying values which approximate fair values due to the short-term nature of these instruments.




 Note 5.   Share Based Compensation

Equity Compensation Plan

       The London Pacific Group 1990 Employee Share Option Trust ("ESOT"), which was approved by shareholders in 1990, provides for the granting of share options to employees and directors. Such grants to employees and directors are generally exercisable in four equal annual installments beginning one year from the date of grant, subject to employment continuation, and expire seven to ten years from the date of grant. Until August 2008, options were generally granted with an exercise price equal to the fair market value of the underlying shares at the date of grant. On August 19, 2008, the exercise price of 4,450,000 options granted on March 27, 2007 to employees and directors was modified from $0.10 to $0.31 cents, the net book value of the shares as of December 31, 2006. Until further notice, new option grants will have an exercise price equal to the net book value of the shares as of the end of the previous quarter.

Share Based Compensation Expense

       Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123R") which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including share options, based on the fair value of the award on the grant date, and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123R supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations, for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123R. The Company applied the provisions of SAB 107 in its adoption of SFAS 123R.

       The Company adopted SFAS 123R using the modified prospective transition method as permitted under SFAS 123R. Accordingly, prior period amounts were not restated. Under this application, the Company is required to record compensation expense for all awards granted after the date of adoption and for the

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES unvested portion of previously granted awards that remain outstanding at the date of adoption. Prior to the adoption of SFAS 123R, the Company used the intrinsic value method as prescribed by APB 25 and thus recognized no compensation expense for options granted with exercise prices equal to the fair market value of the Company's ordinary shares on the date of grant.

       In November 2005, the Financial Accounting Standards Board ("FASB") issued Staff Position No. FAS 123(R)-3, "Transition Election Related to Accounting for the Tax Effects of Share-Based Payments" ("FSP 123R-3"). The Company elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of share based compensation under SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of share based compensation, and for determining the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of share based compensation awards that are outstanding upon adoption of SFAS 123R.

       SFAS 123R requires companies to estimate the fair value of share based payment awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statements of operations.

       Share based compensation expense recognized in the Company's consolidated statements of operations for the first nine months of 2008 and 2007 includes compensation expense for share options granted prior to, but not yet vested as of December 31, 2005, as well as compensation expense for 4,500,000 share options granted to employees and directors on March 27, 2007 and 3,450,000 share options granted to employees and directors on August 20, 2008. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share based compensation expense calculated in accordance with SFAS 123R is to be based on awards ultimately expected to vest, and therefore the expense should be reduced for estimated forfeitures. The Company's estimated forfeiture rate of zero percent for the first six months of 2008 and for the full year 2007 is based upon the fact that all unvested options relate to longstanding employees and directors. However, in September 2008, an employee gave notice of his resignation effective at the end of October 2008. As such, 2,900,000 unvested options were forfeited on October 31, 2008. As these forfeitures were expected as of September 30, 2008, share based compensation expense was reduced in the third quarter of 2008 by $18,000. This represents the reversal of share based compensation expense amortization through the third quarter of 2008 related to the 2,900,000 unvested and forfeited options. As discussed below in Item 2 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations by Business Segment
- Corporate and Other," in August 2008, the Company gave notice to its Chief Financial Officer that his current employment agreement would end on June 30, 2009. The Company's share based compensation expense for the third quarter of 2008 includes expense for 500,000 options which might be forfeited unvested on June 30, 2009, because it is still possible that they could become vested.

       SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. As there were no share option exercises during the first nine months of 2008 or 2007, the Company had no related tax benefits during those periods. Prior to the adoption of SFAS 123R, those tax benefits would have been reported as operating cash flows had the Company received any tax benefits related to option exercises.

       The fair value of share option grants to employees is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company's share options. The Black-Scholes model also requires subjective assumptions, including future share price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of the Company's share price. These factors could change in the future, which would affect the share based compensation expense in future periods, if the Company, through the ESOT, should grant additional share options.

Valuation and Expense Information Under SFAS 123R

       The estimated fair value of share option compensation awards to employees and directors, as calculated using the Black-Scholes option pricing model as of the date of grant, is amortized using the straight-line method over the vesting period of the options. For the three months ended September 30, 2008 and 2007, compensation expense related to share options under SFAS123R totaled $7,000 and $21,000, respectively, and is included in operating expenses in the accompanying statements of operations. For the nine months ended September 30, 2008 and 2007, compensation expense related to share options under SFAS 123R totaled $51,000 and $48,000, respectively.

       On March 27 2007, 4,500,000 options were granted to employees and directors at an exercise price equal to the fair market value of the underlying shares on the grant date which was $0.10. These options were valued using the Black-Scholes option pricing model using the following assumptions: expected share price volatility of 66%, risk-free interest rate of 4.52%, weighted average expected life of 6.25 years and expected dividend yield of zero percent. The fair value of the 4,500,000 options was $292,000. During 2007, 50,000 of these options were forfeited. As discussed above, on August 19, 2008, the exercise price of the remaining 4,500,000 options was modified from $0.10 to $0.31, the net book value per share as of December 31, 2006. The fair value of the modified options was determined to be $160,000, calculated using the Black-Scholes option pricing model using the following assumptions: expected share price volatility of 99%, risk-free interest rate of 3.04%, weighted average expected life of 4.85 years and expected dividend yield of zero percent. Using these same assumptions, the fair value of the original 4.45 million options immediately prior to the exercise price modification was calculated to be $216,000. As the fair value of the modified options is less than the fair value of the original options immediately before the exercise price modification, under SFAS123R, there is no incremental cost resulting from the modification and therefore the original grant date fair value will continue to be amortized over the remaining vesting schedule to March 27, 2011, less the value of any actual or expected forfeitures of unvested options.

       On August 20, 2008, 3,450,000 options were granted to employees and directors with an exercise price of $0.30, the net book value of the shares as of June 30, 2008. These options were valued using the Black-Scholes option pricing model using the following assumptions: expected share price volatility of 99%, risk-free interest rate of 3.27%, weighted average expected life of 6.25 years and expected dividend yield of zero percent. The fair value of the 3,450,000 options was $151,000.

       During 2007, 250,000 options became vested, 100,000 options were forfeited and no options were exercised. During the first nine months of 2008, 1,362,500 options became vested, 3,450,000 options were granted, no options were forfeited and no options were exercised. At September 30, 2008, there were 13,075,000 options outstanding with a weighted average exercise price of $1.22. Of these options, 6,037,500 were exercisable at September 30, 2008, and these have a weighted average exercise price of $2.29. The remaining 7,037,500 options were unvested at September 30, 2008. These unvested options have a weighted average exercise price of $0.30. As of September 30, 2008, total unrecognized compensation expense related to unvested share options was $195,000, which is expected to be recognized as follows: $20,000 in the remainder of 2008, $67,000 in 2009, $62,000 in 2010, $32,000 in 2011, and $14,000 in 2012. For additional information relating to our employee share options, see Note 12 to the Company's consolidated financial statements included in our Form 10-K for the year ended December 31, 2007.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       After the forfeiture of 2,900,000 unvested options on October 31, 2008 as discussed above, there were 10,175,000 options outstanding, of which 6,037,500 were exercisable at that date.



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

       The Company's management believes that its income tax positions would be sustained upon examination by appropriate taxing authorities based on the technical merits of such positions, and therefore the Company has not provided for any unrecognized tax benefits at the adoption date, and there has been no change to the $0 unrecognized tax benefits from January 1, 2007 through September 30, 2008. In general, the Company's tax returns remain subject to examination by taxing authorities for the tax years 2004 through 2007.

            During the third quarter of 2008, the Internal Revenue Service issued a private letter ruling that the Group's U.S. holding company, Berkeley
(USA) Holdings Limited ("BUSA"), should include London Pacific Life & Annuity Company in Liquidation ("LCL") in its federal consolidated tax returns for tax years commencing with 2005. BUSA holds the common stock of LCL but BUSA does not have voting or management control over LCL. The financial statements of LCL have not been included in the Company's consolidated financial statements and they will not be included in the future. The Group will be preparing and filing amended federal consolidated tax returns for 2005 through 2007 during the fourth quarter of 2008, and the Group's management believes that the inclusion of LCL in the federal consolidated tax returns of BUSA for 2005 through 2007 will result in insignificant or no tax liabilities for the Group. As of the end of 2007, LCL has approximately $59 million of net operating loss carryforwards and approximately $74 million of capital loss carryforwards. The Group's management believes that these loss carryforwards should be sufficient to offset any taxable income of LCL in the foreseeable future and that any resulting tax liabilities (e.g., alternative minimum tax) will not be material. In addition, future taxable income generated by LCL also could be offset with BUSA's carryforward net operating or capital losses and with BUSA's current net operating or capital losses. Alternatively, BUSA's future taxable income could be offset with LCL's carryforward or current net operating or capital losses. The Group is in the process of obtaining a tax allocation and sharing agreement between BUSA and LCL. It is anticipated through the execution of the tax allocation and sharing agreement that any benefit to BUSA of utilizing the tax losses of LCL to offset BUSA's separate taxable income in BUSA's federal consolidated tax returns should BUSA not have any of its own carryforward losses will be paid by BUSA to LCL, and any tax liabilities created by the inclusion of LCL in the federal consolidated tax returns of BUSA will be reimbursed to BUSA by LCL.



Note 7.   Commitments and Contingencies

Guarantees

     In November 2002, the FASB issued FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FASB Interpretation No. 34" ("FIN 45").

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

The following is a summary of the Company's agreements that the Company has determined are within the scope of FIN 45.

       Under its Memorandum and Articles of Association, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company maintains directors and officers liability insurance that limits the Company's exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of September 30, 2008.

       The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, clients and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions sometime include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company believes the estimated fair value of these agreements is minimal as historically, no payments have been made by the Company under these indemnification obligations. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2008.


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

       Summary revenue and investment gain information by geographic segment, based on the domicile of the Group company generating those revenues, is as follows:

                                                                               Three Months Ended      Nine Months Ended
                                                                                  September 30,          September 30,
                                                                              --------------------    --------------------
                                                                                2008       2007         2008       2007
                                                                              ---------  ---------    ---------  ---------
                                                                                             (In thousands)

Jersey................................................................        $    (184) $     168    $     262  $   1,697
Guernsey..............................................................                -          4            -         51
United States.........................................................              156        471          443      1,099
                                                                              ---------  ---------    ---------  ---------
Consolidated revenues and net investment gains .......................        $     (28) $     643    $     705  $   2,847
                                                                              ---------  ---------    ---------  ---------
                                                                              ---------  ---------    ---------  ---------


                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

   NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

       Revenues and income  (loss)  before  income tax expense for the Company's
reportable  operating  segments,   based  on  management's   internal  reporting
structure, were as follows:

                                                                               Three Months Ended      Nine Months Ended
                                                                                  September 30,          September 30,
                                                                              --------------------    --------------------
                                                                                2008       2007         2008       2007
                                                                              ---------  ---------    ---------  ---------
                                                                                              (In thousands)
Revenues and net investment gains:
Consulting in venture capital.........................................        $     150  $     447    $     414  $   1,017
Life insurance and annuities .........................................             (194)       141          223      1,652
                                                                              ---------  ---------    ---------  ---------
                                                                                    (44)       588          637      2,669
Reconciliation of segment amounts to consolidated amounts:
Interest income ......................................................               16         55           68        178
                                                                              ---------  ---------    ---------  ---------
Consolidated revenues and net investment gains .......................        $     (28) $     643    $     705  $   2,847
                                                                              ---------  ---------    ---------  ---------

Income (loss) before income taxes:
Consulting in venture capital.........................................        $    (177) $      88    $    (630) $     (42)
Life insurance and annuities .........................................             (282)        42          (56)     1,192
                                                                              ---------  ---------    ---------  ---------
                                                                                   (459)       130         (686)     1,150
Reconciliation of segment amounts to consolidated amounts:
Interest income.......................................................               16         55           68        178
Corporate expenses....................................................             (561)      (310)      (1,465)    (1,080)
                                                                              ---------  ---------    ---------  ---------
Consolidated income (loss) before income tax expense .................        $  (1,004) $    (125)   $  (2,083) $     248
                                                                              ---------  ---------    ---------  ---------
                                                                              ---------  ---------    ---------  ---------


Note 9.   Client Concentration

          The Group's revenues are from a limited number of clients. In the first nine months of 2008, the Group's largest consulting client accounted for 40% of its consolidated revenues, and the Group's next largest consulting client accounted for 13% of its consolidated revenues. No other consulting client accounted for more than 10% of consolidated revenues.

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

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Consulting in Venture Capital

       Certain  information   regarding  our  consulting  segment's  results  of
operations is as follows:

                                                                               Three Months Ended       Nine Months Ended
                                                                                  September 30,           September 30,
                                                                              --------------------    --------------------
                                                                                2008       2007         2008       2007
                                                                              ---------  ---------    ---------  ---------
                                                                                             (In thousands)

Revenues:
Consulting fees.......................................................        $     150  $     447    $     414  $   1,017
                                                                              ---------  ---------    ---------  ---------
Total revenues........................................................              150        447          414      1,017

Operating expenses....................................................              327        359        1,044      1,059
                                                                              ---------  ---------    ---------  ---------
Loss before income tax expense........................................        $    (177) $      88    $    (630) $     (42)
                                                                              ---------  ---------    ---------  ---------
                                                                              ---------  ---------    ---------  ---------

Third quarter of 2008 compared to third quarter of 2007

       In the third quarter of 2008, the consulting segment contributed a loss before income taxes of $177,000 to our overall loss before income taxes, compared to income before income taxes of $88,000 in the third quarter of 2007. This $0.3 million decline in income before income taxes was attributable to lower consulting fee revenues.

       Consulting fees of $150,000 were earned during the third quarter of 2008, compared to $447,000 for the third quarter of 2007, a decrease of $297,000. This decrease resulted from a decline in the number of consulting clients. A contract was signed with a client in early 2007 that generated $0.9 million in consulting fees during the full year 2007; however, that contract ran only through the end of 2007. A new contract was signed with this client in March 2008, though the scope of our work under this new contract has been reduced and, accordingly, consulting revenues from this client during the full year 2008 are expected to be significantly lower than in 2007.

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

       Some of our former consulting agreements provide that we receive promissory notes that are convertible into preferred stock, or common stock options, as part of our compensation. During the third quarter of 2007, we received preferred stock in a consulting client valued at $140,000. We also hold common stock options in a technology company that are now fully vested, though we believe that currently these have no value.

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

First nine months of 2008 compared to first nine months of 2007

       In the first nine months of 2008, the consulting segment contributed a loss before income taxes of $630,000 to our overall loss before income taxes, compared to a loss before income taxes of $42,000 in the first nine months of 2007. This $0.6 million higher loss was attributable to lower consulting fee revenues.

       Consulting fees of $414,000 were earned during the first nine months of 2008, compared to $1,017,000 for the first nine months of 2007, a decrease of $603,000. This decrease resulted from a decline in the number of consulting clients. A contract was signed with a client in early 2007 that generated $0.9 million in consulting fees during the full year 2007; however, that contract ran only through the end of 2007. A new contract was signed with this client in March 2008, though the scope of our work under this new contract has been reduced and, accordingly, consulting revenues from this client during the full year 2008 are expected to be significantly lower than in 2007.


Life Insurance and Annuities

       Certain information regarding our life insurance and annuities segment's results of operations is as follows:

                                                                               Three Months Ended      Nine Months Ended
                                                                                  September 30,          September 30,
                                                                              --------------------    --------------------
                                                                                2008       2007         2008       2007
                                                                              ---------  ---------    ---------  ---------
                                                                                             (In thousands)
Revenues and net investment gains:
Investment income.....................................................        $      56  $     141    $     203  $     454
Net realized investment gains.........................................             (250)         -           20      1,198
                                                                              ---------  ---------    ---------  ---------
Total revenues and net investment gains...............................             (194)       141          223      1,652

Expenses:
Amounts credited on insurance policyholder accounts ..................                1          2            4         42
General and administrative expenses ..................................               87         97          275        418
                                                                              ---------  ---------    ---------  ---------
Total expenses........................................................               88         99          279        460
                                                                              ---------  ---------    ---------  ---------
Income before income tax expense......................................        $    (282) $      42    $     (56) $   1,192
                                                                              ---------  ---------    ---------  ---------
                                                                              ---------  ---------    ---------  ---------

       LPAL's policyholder liabilities fell from $194,000 at September 30, 2007 to $130,000 at September 30, 2008 due to one policy surrender of approximately $50,000 in late 2007, and to the favorable effect of exchange rate movements during the third quarter of 2008. LPAL now has three policies remaining which are scheduled to mature in the first half of 2009. There are no firm plans currently to write new policies.

Third quarter of 2008 compared to third quarter of 2007

       In the third quarter of 2008, LPAL contributed a loss before income taxes of $282,000 to our overall loss before income taxes, compared to income before income taxes of $42,000 in the third quarter of 2007. This $0.3 million decline in income before income taxes was attributable to a $250,000 other-than-temporary impairment loss taken on one of LPAL's private equity investments during the third quarter of 2008, and to lower investment income in the third quarter of 2008 compared to the third quarter of 2007.

       Interest income on cash and cash equivalents declined from $141,000 in the third quarter of 2007 to $56,000 in the third quarter of 2008, due to decreasing interest rates during the period. LPAL held cash and cash equivalents at September 30, 2008 of $10.6 million, compared with $10.4 million at September 30, 2007.

       Total assets decreased to $12.169 million as of September 30, 2008, compared to $12.470 million as of June 30, 2008, primarily due to the $250,000 other-than-temporary impairment loss discussed above. No policyholder benefits were paid during the third quarter of 2008 or the third quarter 2007.

       Policyholder liabilities as of September 30, 2008 were $130,000, consisting of three policies totaling $88,000 and two pending death claims totaling $42,000. The three outstanding policies are scheduled to mature in the first half of 2009.

First nine months of 2008 compared to first nine months of 2007

       In the first nine months of 2008, LPAL contributed a loss before income taxes of $56,000 to our overall loss before income taxes, compared to income before income taxes of $1.2 million in the first nine months of 2007. This $1.2 million decrease was attributable to lower realized investment gains in the first nine months of 2008 compared to the first nine months of 2007. These realized gains for both periods relate to distributions from the WorldCom, Inc. securities litigation. LPAL held certain WorldCom, Inc. publicly traded bonds which it sold at a loss in 2002. In January 2007, a partial distribution of $1.2 million was received by LPAL, and in February 2008, a final distribution of $0.3 million was received by LPAL. These payments reverse part of the realized losses recorded in 2002.

       Interest income on cash and investments declined from $0.5 million in the first nine months of 2007 to $0.2 million in the first nine months of 2008, due to the decline in the level of LPAL's corporate bond investments and cash, which was consistent with the decline in policyholder liabilities during 2007, as well as to decreasing interest rates during the period. The level of LPAL's corporate bonds and cash at September 30, 2008 was $10.6 million, compared with $10.4 million at September 30, 2007 and $13.4 million at December 31, 2006. Interest credited on policyholder accounts for the first nine months of 2008 was $4,000, compared to $42,000 in the first nine months of 2007. This decrease was due to policy maturities and surrenders since December 31, 2006, leaving only three policies totaling $88,000 and two pending death claims totaling $42,000 at September 30, 2008. The three policies outstanding as of September 30, 2008 are scheduled to mature in the first half of 2009.

       Total assets decreased to $12.169 million as of September 30, 2008, compared to $12.238 million as of December 31, 2007, due to LPAL's $56,000 net loss for the first nine months of 2008. No policyholder benefits were paid during the first nine months of 2008.

       Included in general and administrative expenses for the first nine months of 2007 are $44,000 of employee severance costs. Excluding these employee severance costs, general and administrative expenses for the first nine months of 2007 were $374,000, compared with $275,000 for the first nine months of 2008. This $99,000 decrease for the first nine months of 2008 was primarily due to lower staff costs as well as to lower facilities costs subsequent to the closure of our Jersey office in mid-2007. We no longer have staff or operations in Jersey, though LPAL maintains a registered office in Jersey and is still regulated by the JFSC.

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

Corporate and Other

Third quarter of 2008 compared to third quarter of 2007

       Corporate expenses increased by $0.3 million from $0.3 million in the third quarter of 2007 to $0.6 million in the third quarter of 2008. This increase was due to a $0.1 million increase in professional services costs, and a $0.2 million increase in compensation paid to our Chief Financial Officer, Mr. Ian K. Whitehead, under an agreement dated August 12, 2008. Under that agreement, the Company gave notice to Mr. Whitehead that his employment agreement would end on June 30, 2009. Reference is made to Exhibit 10.3.1 to the Company's Form 10-K for the year ended December 31, 2000 for a copy of Mr. Whitehead's employment agreement and to the Company's Proxy Statement dated April 29, 2008 for a description of his salary waiver of May 2003. In connection with the notice to end his employment agreement referenced above, Mr. Whitehead gave notice to the Company that he has rescinded his salary waiver. The Company's operating expenses for the 12-month period ending on June 30, 2009 will increase by approximately $0.7 million, of which $0.2 million has already been recognized in the third quarter of 2008.

First nine months of 2008 compared to first nine months of 2007

       Corporate expenses increased by $0.4 million from $1.1 million in the first nine months of 2007 to $1.5 million in the first nine months of 2008. This increase was due to the write-off of $0.1 million in web development costs paid to a third party vendor subsequent to our decision not to go forward with a web based project, a $0.1 million increase in professional services costs, and a $0.2 million increase in compensation paid to our Chief Financial Officer, Mr. Ian K. Whitehead, under an agreement dated August 12, 2008 as discussed above.

Consolidated Income (Loss) Before Income Tax Expense

Third quarter of 2008 compared to third quarter of 2007

       Our consolidated loss before income tax expense was $1.0 million in the third quarter of 2008, compared to a consolidated loss before income tax expense of $0.1 million in the third quarter of 2007. This increased loss of $0.9 million was attributable to a $0.3 million decrease in consulting fee income, a $0.1 million decline in interest income, a $0.2 million increase in operating expenses, and a $250,000 other-than-temporary impairment loss on a private equity investment, all as explained above.

First nine months of 2008 compared to first nine months of 2007

       Our consolidated loss before income tax expense was $2.1 million in the first nine months of 2008, compared to consolidated income before income tax expense of $248,000 in the first nine months of 2007. This decline in income of $2.3 million was attributable to the $0.9 million decrease in distributions from the WorldCom, Inc. securities litigation, a $0.6 million decrease in consulting fee income, a $0.4 million decline in interest income, a $0.2 million increase in operating expenses, and a $250,000 other-than-temporary impairment loss on a private equity investment, all as explained above.

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

Third quarter of 2008 compared to third quarter of 2007

       We had no tax expense and we did not recognize any tax benefits in the third quarter of 2008. A loss before income taxes of $0.7 million was contributed by our Jersey operations during the third quarter of 2008, including a $250,000 other-than-temporary impairment loss on one of LPAL's private equity investments. Our U.S. subsidiaries contributed a loss before income taxes of $0.2 million during the third quarter of 2008; however, we did not recognize any tax benefits due to the 100% valuation allowances that we have provided for all deferred tax assets. For the third quarter of 2007, we similarly had no tax expense and we did not recognize any tax benefits.

First nine months of 2008 compared to first nine months of 2007

       The $2,000 tax expense for the first nine months of 2008 is comprised of our minimum California taxes. Other than these taxes, no other tax expense or benefits were applicable to our Group for the period. A loss before income taxes of $1.2 million was contributed by our Jersey operations, including the $0.3 million of investment gain related to the final distribution from the WorldCom, Inc. litigation settlement which is treated as a capital gain for tax purposes. Realized gains on certain investments are not taxed in Jersey. This $0.3 million investment gain relating to WorldCom, however, was offset during the third quarter of 2008 by an other-than-temporary investment loss on one of LPAL's private equity investments. Our U.S. subsidiaries contributed a loss before income taxes of $0.9 million during the first nine months of 2008; however, we did not recognize any U.S. tax benefits due to the 100% valuation allowances that we have provided for all deferred tax assets. In the first nine months of 2007, our only tax expense was $2,000 of minimum California taxes.


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

Accounting for Investments

       From January 1, 2008, the Group's primary business for financial reporting purposes is considered to be consulting in venture capital rather than life insurance and annuities. As such, the Group's private equity investments are now carried at cost less any other-than-temporary impairments in accordance with Accounting Principles Board Opinion No. 18 (As Amended), "The Equity Method of Accounting for Investments in Common Stock" ("APB 18"). Previously, the Group carried its private equity investments at fair value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Under paragraph 127(b) of SFAS 115, insurance companies are required to report equity securities at fair value even if they do not meet the scope criteria in paragraph 3 of SFAS
115. With respect to the Group's private equity investments held at December 31, 2007, the Group's best estimate of their fair value was their cost basis. Therefore, the change from an insurance company for financial reporting purposes to a consulting company as of January 1, 2008 did not have an impact on the carrying values of the Group's private equity investments.

       Because all of our private equity investments are less than 20% in the investee companies, and we do not have any significant influence on the investee companies, all such investments are accounted for in accordance with the cost method. If there are indicators of impairment, then the carrying amount of such investments is compared to their fair value, and if any impairment is determined to be other-than-temporary, then an impairment charge would be taken during the period such determination is made by our management.

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


Liquidity and Capital Resources

       Our cash and cash equivalents decreased during the first nine months of 2008 by $1.5 million to $13.1 million. This decrease in cash and cash equivalents resulted from $1.8 million used in operating activities, partially offset by $0.3 million of cash provided by investing activities. Cash provided by investing activities related solely to the $0.3 million final payment received by LPAL from the WorldCom, Inc. securities litigation. Cash used in operating activities resulted from the excess of expenses over revenues (excluding investment gains) for the first nine months of 2008. As of September 30, 2008, our cash and cash equivalents, excluding the amount held by LPAL, amounted to $2.5 million, an decrease of $1.7 million from December 31, 2007.

       The $10.6 million of cash and cash equivalents held by LPAL, as well as the $1.6 million of investments held by LPAL, are not currently available to fund the operations or commitments of the Company or its other subsidiaries. However, approval from the JFSC has been obtained for LPAL to make dividend payments up to a total of $5.0 million to the Company in the future. As a condition of the JFSC's approval, the Company has agreed to provide financial support to LPAL in the unlikely event LPAL's funds are insufficient to pay off its policy liabilities totaling $130,000 as of September 30, 2008, as well as the operational costs of LPAL.

       Shareholders' equity decreased during the first nine months of 2008 by $2.034 million from $16.5 million at December 31, 2007 to $14.4 million at September 30, 2008, primarily due to the $2.1 million net loss for the period. As of September 30, 2008 and December 31, 2007, $62.6 million of our Ordinary Shares, at cost, held by the employee benefit trusts have been netted against shareholders' equity.

       During the first nine months of 2008, LPAL continued to service its existing policyholders. During this period, there were no policy surrenders or maturities. Policyholder liabilities were $130,000 as of September 30, 2008, compared to $141,000 as of December 31, 2007. This $11,000 decrease is due to the effect of exchange rate movements during the first nine months of 2008 which were partially offset by $4,000 of interest credited to policyholders. We do not expect any surrender activity during the remaining three months of 2008. The policies remaining at September 30, 2008 are scheduled to mature in the first half of 2009. LPAL has sufficient liquid resources to fund these maturities. As of September 30, 2008, LPAL had cash of $10.6 million.

       As  of  September  30,  2008,  we  had  no  bank  borrowings,   guarantee
obligations, material commitments outstanding for capital expenditures or additional funding for private equity portfolio companies.

       As of September 30, 2008, we had $2.5 million of cash and cash equivalents, excluding cash held by our life insurance and annuities segment. We believe that this cash balance is sufficient to fund our operations (venture capital and corporate activities) over at least the next 12 months. However, in the event that this cash balance is not sufficient to fund our operations over at least the next 12 months, as discussed above in Note 3 to the financial statements, in April 2008, the Company obtained approval from the JFSC for LPAL to make dividend payments up to a total of $5.0 million to the Company in the future. As a condition of the JFSC's approval, the Company has agreed to provide financial support to LPAL in the unlikely event LPAL's funds are insufficient to pay off its policy liabilities totaling $130,000 as of September 30, 2008, as well as the operational costs of LPAL.


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


Changes in Internal Control Over Financial Reporting

       There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.



                           PART II - OTHER INFORMATION

Item 1A.   RISK FACTORS

       Not required.

Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On July 31, 2008, we held our annual general meeting of the shareholders where the following matters were submitted to a vote and approved:

(1) To receive the report of the directors and the financial statements for the year ended December 31, 2007, together with the report of the independent auditors thereon; votes received for: 34,332,513, against: 129,710. There were 5,551,441 abstentions.

(2) For the re-election of one director, Victor A. Hebert: votes received for: 34,044,070, against: 414,734. There were 5,554,860 abstentions. Directors whose term of office continued, and who were not up for re-election at this annual general meeting, include Mr. Arthur I. Trueger, Mr. Harold E. Hughes, Jr. and The Viscount Trenchard.

(3) To re-appoint BDO Stoy Hayward, LLP and BDO Seidman, LLP as independent auditors of the Company and to authorize the directors to fix their remuneration; votes received for: 34,250,940, against:
             165,354. There were 5,597,370 abstentions.


Item 6.    EXHIBITS

       The following exhibits are filed herewith:

Exhibit
Number    Description
--------  ----------------

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



				    BERKELEY TECHNOLOGY LIMITED
				    (Registrant)

Date:  November 14, 2008            By:    /s/  Ian K. Whitehead

                                           Ian K. Whitehead
                                           Chief Financial Officer

                                           (Principal Financial and Accounting
                                           Officer and Duly Authorized Officer
                                           of the Registrant)