Form 10-Q/A
period 2008-06-30
BERKELEY TECHNOLOGY LTD
filed 2009-01-12
CIK 891377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ____________________

                                   FORM 10-Q/A

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

                                One Castle Street
                           St. Helier, Jersey, JE2 3RT
                                 Channel Islands
                    (Address of principal executive offices)
                                   (Zip Code)

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ |X|]

    As of August 14, 2008, the registrant had outstanding 64,439,073 Ordinary Shares, par value $0.05 per share.

                                EXPLANATORY NOTE

         AMENDMENT OF OUR FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2008

         We are amending our Quarterly Report on Form 10-Q for the quarter ended June 30, 2008, originally filed with the Securities and Exchange Commission ("SEC") on August 14, 2008 (the "Original Filing"), after misinterpreting the rules for interim financial reporting by a "smaller reporting company" and omitting certain required disclosures. We do not believe this Form 10-Q/A provides any material changes to the financial information included in the Original Filing.

         The Company began filing as a "smaller reporting company" for the first time in 2008. The first paragraph of SEC Regulation S-X Rule 210.8-03 states that we are required to provide "a balance sheet as of the end of the issuer's most recent fiscal quarter, a balance sheet as of the end of the preceding fiscal year, and income statements and statements of cash flows for the interim period up to the date of such balance sheet and the comparable period of the preceding fiscal year." Accordingly, we provided the financial information for the six month periods ended June 30, 2008 and 2007, but not for the second quarter of 2008 and 2007 and the related disclosures in our Management's Discussion and Analysis of Financial Condition and Results of Operations, in our Original Filing. There is, however, an additional instruction (Instruction 1 to Section 210.8-03) which requires income statements for the most recent interim quarter and the comparable quarter of the preceding fiscal year. This Form 10-Q/A for the quarter ended June 30, 2008 now includes the three month and six month periods ended June 30, 2008 and 2007 in the unaudited condensed consolidated statement of operations and related notes thereto, and in the results of operations by business segment. There have been no changes to the unaudited condensed consolidated balance sheet at June 30, 2008 or to the unaudited condensed consolidated statements of operations for the six months ended June 30, 2008 and 2007.

         All the information in this Form 10-Q/A is as of June 30, 2008 and does not reflect any subsequent information or events after August 14, 2008, the date of the Original Filing.

         Our Form 10-Q for the quarter ended September 30, 2008, which was filed with the SEC on November 14, 2008, correctly included the financial results for the three month and nine month periods ended September 30, 2008 and 2007.

         For the convenience of the reader, this Form 10-Q/A sets forth the Original Filing in its entirety as amended; however, only the following items have been amended:

- Part I, Item 1.  Financial Statements;
- Part I, Item 2.  Management's Discussion and Analysis of Financial Condition
                   and Results of Operations; and
- Part II, Item 6. Exhibits.

         This Form 10-Q/A should be read in conjunction with our periodic filings made with the SEC subsequent to the date of the Original Filing, including our Form 10-Q for the three and nine month periods ended September 30, 2008. In addition, in accordance with applicable SEC rules, this Form 10-Q/A includes updated certifications from our Executive Chairman and Chief Financial Officer as Exhibits 31.1, 31.2, 32.1 and 32.2.

                                TABLE OF CONTENTS


                                     PART I

                              FINANCIAL INFORMATION

                                                                                                             Page
Item 1.    Financial Statements:

           Unaudited Condensed Consolidated Balance Sheets as of June 30, 2008 and
               December 31, 2007............................................................................    4

           Unaudited Condensed Consolidated Statements of Operations for the three and six months
               ended June 30, 2008 and 2007.................................................................    5

           Unaudited Condensed Consolidated Statements of Cash Flows for the six months
               ended June 30, 2008 and 2007.................................................................    6

           Unaudited Consolidated Statement of Changes in Shareholders' Equity for the six months
               ended June 30, 2008..........................................................................    7

           Unaudited Consolidated Statements of Comprehensive Income for the three and six months
               ended June 30, 2008 and 2007.................................................................    8

           Notes to Unaudited Condensed Consolidated Financial Statements...................................    9

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations............   19

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.......................................   27

Item 4.    Controls and Procedures..........................................................................   27


                                     PART II

                                OTHER INFORMATION

Item 1A.   Risk Factors.....................................................................................   27

Item 5.    Other Information................................................................................   27

Item 6.    Exhibits.........................................................................................   28

Signature  .................................................................................................   29

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

             BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share and ADS amounts)

                                                                       Three Months Ended       Six Months Ended
                                                                            June 30,                June 30,
                                                                      --------------------     --------------------
                                                                        2008        2007         2008        2007
                                                                      --------    --------     --------    --------

Revenues:
Consulting fee income.............................................    $    150    $    365     $    264    $    570
Investment income.................................................          78         205          199         436
Realized investment gains.........................................           -           -          270       1,198
                                                                      --------    --------     --------    --------
                                                                           228         570          733       2,204
Expenses:
Operating expenses................................................         859         867        1,809       1,791
Amounts credited on insurance policyholder accounts...............           2          10            3          40
                                                                      --------    --------     --------    --------
                                                                           861         877        1,812       1,831
                                                                      --------    --------     --------    --------
Income (loss) before income tax expense...........................        (633)       (307)      (1,079)        373

Income tax expense................................................           -           -            2           2
                                                                      --------    --------     --------    --------
Net income (loss).................................................    $   (633)   $   (307)    $ (1,081)   $    371
                                                                      --------    --------     --------    --------
                                                                      --------    --------     --------    --------




Basic and diluted earnings (loss) per share.......................    $  (0.01)   $  (0.01)    $  (0.02)   $   0.01
                                                                      --------    --------     --------    --------
                                                                      --------    --------     --------    --------


Basic and diluted earnings (loss) per ADS.........................    $  (0.12)   $  (0.06)    $  (0.21)   $   0.07
                                                                      --------    --------     --------    --------
                                                                      --------    --------     --------    --------


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

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)


                                                                       Three Months Ended       Six Months Ended
                                                                            June 30,                June 30,
                                                                      --------------------     --------------------
                                                                        2008        2007         2008        2007
                                                                      --------    --------     --------    --------

Net income (loss).................................................    $   (633)   $   (307)    $ (1,081)   $    371

Other comprehensive income, net of deferred income taxes:

Foreign currency translation adjustments, net of income
   taxes of $0....................................................           -           6            -           5

Change in net unrealized gains and losses:
   Unrealized holding gains and losses on available-for-sale
     securities...................................................           -           4            -          13
                                                                      --------    --------     --------    --------
Other comprehensive income........................................           -          10            -          18
                                                                      --------    --------     --------    --------
Comprehensive income (loss).......................................    $   (633)   $   (297)    $ (1,081)   $    389
                                                                      --------    --------     --------    --------
                                                                      --------    --------     --------    --------


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

       The results for the three and six month periods ended June 30, 2008 are not indicative of the results to be expected for the full fiscal year.

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

       For the three and six month periods ended June 30, 2008, there were no "in-the-money" options or warrants, and therefore no potentially dilutive securities. As a result, if the Company had reported net income for the three and six month periods ended June 30, 2008, diluted earnings per share would be the same as basic earnings per share. If the Company had reported net income for the three month period ended June 30, 2007, there would have been an additional 409,091 shares included in the calculation of diluted earnings per share for this period.

       Earnings (loss) per ADS is equivalent to ten times earnings (loss) per Ordinary Share.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       A reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share calculations is as follows:


                                                                       Three Months Ended       Six Months Ended
                                                                            June 30,                June 30,
                                                                      --------------------     --------------------
                                                                        2008        2007         2008        2007
                                                                      --------    --------     --------    --------
                                                                                 (In thousands, except per
                                                                                  share and ADS amounts)

Net income (loss).................................................    $   (633)   $   (307)    $ (1,081)   $    371
                                                                      --------    --------     --------    --------
                                                                      --------    --------     --------    --------
Basic earnings (loss) per share and ADS:
Weighted-average number of Ordinary Shares outstanding,
   excluding shares held by the employee benefit trusts...........      50,917      50,917       50,917      50,917
                                                                      --------    --------     --------    --------
                                                                      --------    --------     --------    --------


Basic earnings (loss) per share...................................    $  (0.01)   $  (0.01)    $  (0.02)   $   0.01
                                                                      --------    --------     --------    --------
                                                                      --------    --------     --------    --------

Basic earnings (loss) per ADS.....................................    $  (0.12)   $  (0.06)    $  (0.21)   $   0.07
                                                                      --------    --------     --------    --------
                                                                      --------    --------     --------    --------

Diluted earnings (loss) per share and ADS:
Weighted-average number of Ordinary Shares outstanding,
   excluding shares held by the employee benefit trusts...........      50,917      50,917       50,917      50,917

Effect of dilutive securities (warrants and employee share
   options).......................................................           -           -            -         204
                                                                      --------    --------     --------    --------
Weighted-average number of Ordinary Shares used in
   diluted earnings per share calculations........................      50,917      50,917       50,917      51,121
                                                                      --------    --------     --------    --------
                                                                      --------    --------     --------    --------
Diluted earnings (loss) per share.................................    $  (0.01)   $  (0.01)    $  (0.02)   $   0.01
                                                                      --------    --------     --------    --------
                                                                      --------    --------     --------    --------

Diluted earnings (loss) per ADS...................................    $  (0.12)   $  (0.06)    $  (0.21)   $   0.07
                                                                      --------    --------     --------    --------
                                                                      --------    --------     --------    --------

Note 3.   Investments

       As discussed above in Note 1 "Basis of Presentation and Principles of Consolidation," the Group's primary business for financial reporting purposes is now considered to be consulting in venture capital rather than life insurance and annuities. As such, the Group's private equity investments are now carried at cost less any other-than-temporary impairments in accordance with Accounting Principles Board Opinion No. 18 (As Amended) ("APB 18"), "The Equity Method of Accounting for Investments in Common Stock." Previously, the Group carried its private equity investments at fair value in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." Under paragraph 127(b) of SFAS 115, insurance companies are required to report equity securities at fair value even if they do not meet the scope criteria in paragraph 3 of SFAS 115. With respect to the Group's private equity investments held at December 31, 2007, the Group's best estimate of their fair value was their cost basis. Therefore, the change from an insurance company for financial reporting purposes to a consulting company as

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES of January 1, 2008 did not have an impact on the carrying values of the Group's private equity investments. Marketable debt and equity securities will be carried at fair value in accordance with SFAS 115, should the Group make such investments in the future.

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

       SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS 157 has also established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. See Note 4 "Fair Value Measurements and Disclosures" below for the three levels of the SFAS 157 hierarchy. Level 3 inputs apply to the determination of fair value for the Group's private equity investments. These are unobservable inputs where the determination of fair values of investments requires the application of significant judgment. It is possible that the factors evaluated by management and fair values will change in subsequent periods, especially with respect to the Group's privately held equity securities in technology companies, resulting in material impairment charges in future periods. Historically, the Group has determined that its best estimate of the fair value of its private equity investments has equaled its cost basis, unless there has been a temporary or other-than-temporary impairment of the investment. From January 1, 2008, only other-than-temporary impairments are recognized in the financial statements. Increases in the fair value of the Group's private equity investments cannot be recorded in the financial statements unless the investee company completes an initial public offering or is acquired. For the six months ended June 30, 2008, there were no other-than-temporary impairments of the Group's private equity investments.

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

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Realized Investment Gains

       During  the  first  quarter  of  2008,  the  Company  recorded   realized
investment gains of $270,000, representing the final distribution from the WorldCom, Inc. securities litigation. LPAL held certain WorldCom, Inc. publicly traded bonds which it sold at a loss in 2002. This $270,000 payment, in addition to the $1.2 million initial payment received from the WorldCom securities litigation in the first quarter of 2007, reverses part of LPAL's realized loss recorded in 2002. Since these payments are for LPAL's account, they are not currently available to fund the operations or commitments of the Company or its other subsidiaries.

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

       Share based compensation expense recognized in the Company's consolidated statements of operations for the first quarter of 2008 and 2007 includes compensation expense for share options granted prior to, but not yet vested as of December 31, 2005, as well as compensation expense for 4.5 million share

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES options granted to employees and directors on March 27, 2007. As of June 30, 2008, there have been no additional share options granted since March 27, 2007. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share based compensation expense calculated in accordance with SFAS 123R is to be based on awards ultimately expected to vest, and therefore the expense should be reduced for estimated forfeitures. The Company's estimated forfeiture rate of zero percent for the first six months of 2008 and 2007 is based upon the fact that all unvested options relate to longstanding employees and directors. As discussed in Item 5 "Other Information" in Part II below, during the third quarter of 2008, the Company gave notice to its Chief Financial Officer that his employment agreement would end on June 30, 2009. This is not expected to materially affect share based compensation expense or the forfeiture rate estimate in the future.

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

Valuation and Expense Information Under SFAS 123R

       The estimated fair value of share option compensation awards to employees and directors, as calculated using the Black-Scholes option pricing model as of the date of grant, is amortized using the straight-line method over the vesting period of the options. For the three months ended June 30, 2008 and 2007, compensation expense related to share options under SFAS 123R totaled $22,000 in both periods, and is included in operating expenses in the accompanying statements of operations. For the six months ended June 30, 2008 and 2007, compensation expense related to share options under SFAS 123R totaled $44,000 and $27,000, respectively.

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

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

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

       Summary revenue and investment gain information by geographic segment, based on the domicile of the Group company generating those revenues, is as follows:

                                                                       Three Months Ended       Six Months Ended
                                                                            June 30,                June 30,
                                                                      --------------------     --------------------
                                                                        2008        2007         2008        2007
                                                                      --------    --------     --------    --------
                                                                                     (In thousands)

Jersey............................................................    $     69    $    155     $    440    $  1,527
Guernsey..........................................................           -          21            -          47
United States.....................................................         159         394          293         630
                                                                      --------    --------     --------    --------
Consolidated revenues and net investment gains
   and losses                                                         $    228    $    570     $    733    $  2,204
                                                                      --------    --------     --------    --------
                                                                      --------    --------     --------    --------


       Revenues and income  (loss)  before  income tax expense for the Company's
reportable  operating  segments,   based  on  management's   internal  reporting
structure, were as follows:

                                                                       Three Months Ended       Six Months Ended
                                                                            June 30,                June 30,
                                                                      --------------------     --------------------
                                                                        2008        2007         2008        2007
                                                                      --------    --------     --------    --------
                                                                                    (In thousands)
Revenues and net investment gains and losses:
Consulting in venture capital ....................................    $    150    $    365     $    264    $    570
Life insurance and annuities .....................................          60         147          417       1,511
                                                                      --------    --------     --------    --------
                                                                           210         512          681       2,081
Reconciliation of segment amounts to consolidated amounts:
Interest income...................................................          18          58           52         123
                                                                      --------    --------     --------    --------

Consolidated revenues and net investment gains
   and losses.....................................................      $  228      $  570        $ 733     $ 2,204
                                                                      --------    --------     --------    --------
                                                                      --------    --------     --------    --------
Income (loss) before income taxes:
Consulting in venture capital.....................................      $ (199)    $    27     $   (453)    $  (130)
Life insurance and annuities .....................................         (36)         (1)         226       1,150
                                                                      --------    --------     --------    --------

                                                                          (235)         26         (227)      1,020
Reconciliation of segment amounts to consolidated amounts:
Interest income ..................................................          18          58           52         123
Corporate expenses ...............................................        (416)       (391)        (904)       (770)
                                                                      --------    --------     --------    --------
Consolidated income (loss) before income tax expense..............      $ (633)     $ (307)    $ (1,079)    $   373
                                                                      --------    --------     --------    --------
                                                                      --------    --------     --------    --------

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

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Consulting in Venture Capital

       Certain  information   regarding  our  consulting  segment's  results  of
operations is as follows:

                                                                       Three Months Ended       Six Months Ended
                                                                            June 30,                June 30,
                                                                      --------------------     --------------------
                                                                        2008        2007         2008        2007
                                                                      --------    --------     --------    --------
                                                                                    (In thousands)
Revenues:
Consulting fees...................................................    $    150    $    365     $    264    $    570
                                                                      --------    --------     --------    --------
Total revenues ...................................................         150         365          264         570

Operating expenses................................................         349         338          717         700
                                                                      --------    --------     --------    --------
Income (loss) before income tax expense...........................    $   (199)   $     27     $   (453)   $   (130)
                                                                      --------    --------     --------    --------
                                                                      --------    --------     --------    --------



Second quarter of 2008 compared to second quarter of 2007

       In the second quarter of 2008, the consulting segment contributed a loss before income taxes of $199,000 to our overall loss before income taxes, compared to income before income taxes of $27,000 in the second quarter of 2007. This $226,000 decline in income before income taxes was attributable to lower consulting fee revenues.

       Consulting fees of $150,000 were earned during the second quarter of 2008, compared to $365,000 for the second quarter of 2007, a decrease of $215,000. This decrease resulted from a decline in the number of consulting clients. A contract was signed with a client in early 2007 that generated $0.9 million in consulting fees during the full year 2007; however, that contract ran only through the end of 2007. A new contract was signed with this client in March 2008, though the scope of our work under this new contract has been reduced and, accordingly, consulting revenues from this client during the full year 2008 are expected to be significantly lower than in 2007.

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


Life Insurance and Annuities

       Certain information regarding our life insurance and annuities segment's results of operations is as follows:

                                                                       Three Months Ended       Six Months Ended
                                                                            June 30,                June 30,
                                                                      --------------------     --------------------
                                                                        2008        2007         2008        2007
                                                                      --------    --------     --------    --------
                                                                                     (In thousands)
Revenues and net investment gains and losses:
Investment income.................................................    $     60    $    147     $    147    $    313
Net realized investment gains (losses)............................           -           -          270       1,198
                                                                      --------    --------     --------    --------
Total revenues and net investment gains and losses................          60         147          417       1,511

Expenses:
Amounts credited on insurance policyholder accounts...............           2          10            3          40
General and administrative expenses...............................          94         138          188         321
                                                                      --------    --------     --------    --------
Total expenses....................................................          96         148          191         361
                                                                      --------    --------     --------    --------
Income (loss) before income tax expense...........................    $    (36)   $     (1)    $    226    $  1,150
                                                                      --------    --------     --------    --------
                                                                      --------    --------     --------    --------

       LPAL's policyholder liabilities fell from $189,000 at June 30, 2007 to $144,000 at June 30, 2008 primarily due to one policy surrender in late 2007. LPAL now has three policies remaining which are scheduled to mature in the first half of 2009. There are no firm plans currently to write new policies.

Second quarter of 2008 compared to second quarter of 2007

       In the second quarter of 2008, LPAL contributed a loss before income taxes of $36,000 to our overall loss before income taxes, compared to a loss before income taxes of $1,000 in the second quarter of 2007. This higher loss of $35,000 was attributable to lower interest income in the second quarter of 2008 compared to the second quarter of 2007.

       Interest income on cash and investments declined from $147,000 in the second quarter of 2007 to $60,000 in the second quarter of 2008, due to the decline in the level of LPAL's corporate bond investments and cash, which was consistent with the decline in policyholder liabilities during 2007, as well as to decreasing interest rates during the period. The level of LPAL's corporate bonds and cash at June 30, 2008 was $10.6 million, compared with $11.3 million at June 30, 2007 and $13.4 million at December 31, 2006. Interest credited on policyholder accounts for the second quarter of 2008 was $2,000, compared to $10,000 in the second quarter of 2007. This decrease was due to policy maturities and surrenders since December 31, 2006, leaving only three policies totaling $97,000 and two pending death claims totaling $47,000 at June 30, 2008. The three outstanding policies are scheduled to mature in the first half of 2009.

       Total assets decreased to $12.470 million as of June 30, 2008, compared to $12.497 million as of March 31, 2008, primarily due to LPAL's net loss for the second quarter of 2008. No policyholder benefits were paid during the second quarter of 2008.

       General and administrative expenses for the second quarter of 2008 were $94,000, compared with $138,000 for the second quarter of 2007. This $44,000 decrease in expenses for the second quarter of 2008 was due to lower staff costs as well as to lower facilities costs subsequent to the closure of our Jersey office in mid-2007. We no longer have staff or operations in Jersey, though LPAL maintains a registered office in Jersey and is still regulated by the JFSC.

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

Corporate and Other

Second quarter of 2008 compared to second quarter of 2007

       Interest income on cash and cash equivalents, excluding cash and cash equivalents held by LPAL, decreased by $40,000 to $18,000 for the second quarter of 2008, compared to the second quarter of 2007. This decrease was due to the declining level of cash and lower interest rates.

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

First six months of 2008 compared to first six months of 2007

       Corporate expenses increased by $0.1 million to $0.9 million in the first six months of 2008, compared to the first six months of 2007. This increase was due to the write-off of $0.1 million in web development costs paid to a third party vendor subsequent to our decision not to go forward with a web based project in the first quarter of 2008.

Consolidated Income (Loss) Before Income Tax Expense

Second quarter of 2008 compared to second quarter of 2007

       Our consolidated loss before income tax expense was $0.6 million in the second quarter of 2008, compared to $0.3 million in the second quarter of 2007. This higher loss of $0.3 million is attributable to a $0.2 million decline in consulting fee income and a $0.1 million decline in interest income, all as explained above.

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

Second quarter of 2008 compared to second quarter of 2007

       We had no tax expense and we did not recognize any tax benefits related to operating loss carryforwards in the second quarter of 2008, as was the case in the second quarter of 2007.

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



                             BERKELEY TECHNOLOGY LIMITED
                             (Registrant)

Date:  January 12, 2009      By:    /s/  Ian K. Whitehead

                             Ian K. Whitehead
                             Chief Financial Officer

                             (Principal Financial and Accounting Officer
                              and Duly Authorized Officer of the Registrant)