Form 10-K
period 2008-12-31
BERKELEY TECHNOLOGY LTD
filed 2009-03-31
CIK 891377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              --------------------

                                    FORM 10-K
(Mark One)


/X/           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2008

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

                                One Castle Street
                           St. Helier, Jersey JE2 3RT
                                 Channel Islands
          (Address of principal executive offices, including zip code)

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the Ordinary Shares on June 30, 2008 as reported on the London Stock Exchange (using an exchange rate of (pound)1.00 = $1.99) was $3,145,255. Ordinary Shares held by each current executive officer and director and by each person who is known by the registrant to own 10% or more of the outstanding Ordinary Shares have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination is not necessarily conclusive that these persons are affiliates of the registrant.

    As of March 31, 2009, the registrant had outstanding 64,439,073 Ordinary Shares, $0.05 par value per share.


                       DOCUMENTS INCORPORATED BY REFERENCE

    The registrant's definitive proxy statement for its Annual General Meeting of Shareholders to be held on July 31, 2009, is incorporated by reference in
Part III of this Form 10-K.

                                TABLE OF CONTENTS



                                     PART  I                                                                 Page

Item 1.       Business......................................................................................    1
Item 1A.      Risk Factors..................................................................................    4
Item 1B.      Unresolved Staff Comments.....................................................................    4
Item 2.       Properties....................................................................................    4
Item 3.       Legal Proceedings.............................................................................    4
Item 4.       Submission of Matters to a Vote of Security Holders...........................................    4


                                     PART II

Item 5.       Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
                Purchases of Equity Securities..............................................................    4
Item 6.       Selected Financial Data.......................................................................    8
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.........    8
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk ...................................   15
Item 8.       Financial Statements and Supplementary Data...................................................   16
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........   46
Item 9A.(T)   Controls and Procedures.......................................................................   46
Item 9B.      Other Information.............................................................................   46


                                    PART III

Item 10.      Directors and Executive Officers of the Registrant............................................   47
Item 11.      Executive Compensation........................................................................   47
Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related
                Stockholder Matters.........................................................................   47
Item 13.      Certain Relationships and Related Transactions................................................   48
Item 14.      Principal Accountant Fees and Services........................................................   48


                                     PART IV

Item 15.      Exhibits and Financial Statement Schedules ...................................................   49


Signatures .................................................................................................   57

       As used herein, the terms "registrant," "Company," "we," "us" and "our" refer to Berkeley Technology Limited. Except as the context otherwise requires, the term "Group" refers collectively to the registrant and its subsidiaries.

Forward-Looking Statements and Factors That May Affect Future Results

       Statements contained in this Annual Report on Form 10-K that are not historical facts, including, but not limited to, statements found in Item 1 "Business" and Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations" are forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Such forward-looking statements are based on current expectations, estimates, forecasts and projections about the industries in which we operate, management's current beliefs and assumptions made by management. Words such as "expects," "anticipates," "intends," "plans," "believes," "seeks," "estimates," "goals," variations of such words and similar expressions are intended to identify such forward-looking statements. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions that are difficult to predict. Future outcomes and results may differ materially from what is expressed or forecasted in such forward-looking statements. We undertake no obligation to update any forward-looking statements, whether as a result of new information, future developments or otherwise.


                                     PART I

Item 1.    BUSINESS

OVERVIEW

       We are a venture capital consulting company incorporated under the laws of Jersey, Channel Islands, with an office in San Francisco, California. A typical client is a Silicon Valley technology company or a large international telecommunications company. Our objective has been to use consulting revenues to finance the development of large telecommunications company relationships in Europe and Asia, which has led to several equity investments by a client with additional fees for work performed by the Group.

       In addition to our consulting business, we continue to service the policyholders of London Pacific Assurance Limited ("LPAL") in Jersey. New policies are not being sold at this time to preserve our capital. Future gains on LPAL's investment portfolio would give us more flexibility to rebuild our insurance operations should we choose to do so, although we have no current plans to sell new policies.

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

BUSINESS SEGMENTS

       We currently have two business segments that we operate through our subsidiaries: venture capital consulting, and life insurance and annuities. Our principal operating subsidiaries, by business segment and location, are set forth below:

Principal Subsidiaries                           Business Segment                   Location
----------------------                           --------------------------         -------------------------
Berkeley International Capital Corporation       Venture capital consulting         San Francisco, California
London Pacific Assurance Limited                 Life insurance and annuities       Jersey, Channel Islands

       See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations by Business Segment" and Note 14 to the Consolidated Financial Statements in Item 8 of this Form 10-K for a summary of our financial information by business segment and geographical location.

Venture Capital Consulting

       Our  consulting  business  is managed by Berkeley  International  Capital
Corporation ("BICC"). Over the years, our venture capital and consulting business has focused primarily on U.S. high technology companies, with investments as high as $25 million. We identify opportunities for clients seeking to invest in Silicon Valley. We also assist private technology companies in growing their businesses. Though no new equity postions were established in 2008, in 2007 we established several equity positions through direct investment by LPAL and through equity rights received as part of our consulting activities. We use our consulting relationships in part to generate fees that help to cover operating expenses. The level of consulting fees is expected to be volatile depending on the nature and extent of our work at any point in time.

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

       As an example of its work in consulting, BICC was engaged by a North American telecommunications equipment company to develop a business strategy for penetration of the European and Japanese markets. This engagement involved detailed market and prospect research and meetings with potential clients that may lead to substantial business for the client company. An example of BICC's venture capital services has been an engagement advising a European telecommunications company on making investments in U.S. technology companies.

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

       Over the past 28 years, BICC arranged over $1.9 billion of placements in the private capital markets. Placements were typically arranged in later stage technology companies, which were near alpha test of their product and needed to scale up their engineering, marketing and sales infrastructure. Within this strategy, BICC has been able to identify many promising young technology companies that have grown in prominence in their fields and gone on to successful public offerings or acquisition transactions. Many of the companies are headquartered in close proximity to BICC's offices which allows for easier access to the companies' management. Most of these companies specialize in telecommunications (both central office and customer premises), data communications, software, semiconductors and knowledge learning. These placements included investments in 3Com, Acuson, Adaptec, Altera, America Online, Atmel, Cadence Design Systems, Cirrus Logic, Cypress Semiconductor, Flextronics, IDT, Linear Technology, LSI Logic, Nellcor, Oracle, PMC Sierra and Packeteer, Inc.

       Of the private technology investments arranged by BICC, two investments, Alacritech, Inc. and Xtera Communications, Inc., are currently held by LPAL.

       During 2008, 71% of consulting fee revenues were generated from one client. Our consulting arrangement with this client expired on December 31, 2008, and a new arrangement has not yet been agreed. The level of consulting fees is expected to be volatile in future periods depending on the nature and extent of our work at any point in time and the global economy. We are actively seeking new clients and business opportunities.

Competition

       Our consulting in venture capital business faces competition primarily from commercial banks, investment banks, venture capital firms, insurance companies, hedge funds and consulting firms, many of which have substantially greater financial resources. The marketplace for venture capital and consulting is highly competitive, and demand for services is also influenced by economic and stock market conditions.

Life Insurance and Annuities

       Formed in 1999, our Jersey, Channel Islands insurance subsidiary, LPAL, has principally been engaged in marketing and servicing investment oriented insurance products. LPAL sold Sterling, U.S. dollar and Euro guaranteed return bonds in its home market of Jersey, Channel Islands, and in the U.K., Guernsey, Isle of Man and other permitted jurisdictions. The products guarantee both capital and yield for the duration of the investment period, which are typically three or five years. In recent years, LPAL has not sold any new policies due to the high capital requirements. Due to this change in company strategy, the number of policyholders has declined significantly to three at the end of 2008 (there was no change from the end of 2007). We have no current plans to sell new policies, but we monitor the markets for opportunities. LPAL's strategy for its investment portfolio has been to at least match the level of policyholder liabilities with corporate bonds and cash. As of December 31, 2008, LPAL's policyholder liabilities, including death claims pending payout, totaled $106,000, and LPAL's cash totaled $11.8 million. LPAL held no corporate bonds at the end of 2008. LPAL's investment portfolio included two private equity securities valued at $1.3 million as of December 31, 2008.

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

       The JFSC sets out the conditions with which LPAL must comply and determines the reporting requirements and the frequency of reporting. These conditions require that: (i) LPAL must hold, at all times, approved assets at least equal to the long-term insurance fund plus the required minimum solvency margin, (ii) the margin of solvency must be the greater of (pound)50,000 or 2.5% of the value of the long-term business fund, and (iii) assets equal to not less than 90% of liabilities must be placed with approved independent custodians. As of December 31, 2008, LPAL met all of these conditions.

       LPAL is also required under the insurance laws to appoint an actuary. The actuary must be qualified as defined under Jersey law and is required to supervise the long-term insurance fund. No transfers, except in satisfaction of long-term insurance business liabilities, are permitted from LPAL's long-term insurance fund without the consent of LPAL's directors and actuary. Dividends require the approval of the JFSC. In April 2008, the Company obtained approval from the JFSC for LPAL to make dividend payments up to a total of $5.0 million to the Company in the future. As a condition of the JFSC's approval, the Company has agreed to provide financial support to LPAL in the unlikely event LPAL's funds are insufficient to pay off its policy liabilities totaling $106,000 as of December 31, 2008, as well as the operational costs of LPAL.

Group

       Our executive management and in-house attorney are responsible for managing our subsidiaries' compliance with applicable regulatory requirements. Although the scope of regulation and form of supervision to which our subsidiaries are subject, as described above, may vary from jurisdiction to jurisdiction, the applicable laws and regulations often are complex and generally grant broad discretion to supervisory authorities in adopting regulations and supervising regulated activities. Our continuing ability to engage in businesses in the jurisdictions in which our subsidiaries currently operate is dependent upon compliance with the rules and regulations promulgated from time to time by the appropriate authorities in each of these jurisdictions. The burden of such regulation weighs equally upon all companies carrying on activities similar to those of our subsidiaries, and we do not consider such regulations to adversely affect the competitive position of our subsidiaries.

EMPLOYEES

       As of December 31, 2008, we had 6 full-time employees.


Item 1A.     RISK FACTORS

       Not required.


Item 1B.     UNRESOLVED STAFF COMMENTS

       None.


Item 2.    PROPERTIES

       We currently operate from an office located in San Francisco, California, consisting of approximately 3,800 square feet. We occupy this office under a lease which will expire at the end of October 2009.

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

       No matters were submitted to our shareholders during the quarter ended December 31, 2008.


                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

       The principal trading market for our Ordinary Shares is the LSE, under the symbol "BEK.L," on which such shares have been listed since February 1985. ADSs, each representing ten Ordinary Shares, are evidenced by ADRs for which The Bank of New York Mellon is the Depositary. Our ADSs have traded in the

United States from September 1992 through August 1993 on the OTC Bulletin Board, from September 1993 through November 1999 on The Nasdaq Stock MarketSM under the symbol "LPGL," from November 1999 through July 3, 2002 on the New York Stock Exchange ("NYSE") under the symbol "LDP," from July 12, 2002 through June 15, 2003 on the OTC Bulletin Board under the symbol "LDPGY.PK" and since June 16, 2003 on the OTC Bulletin Board under the symbol "BKLYY.PK." As of December 31, 2008, there were 64,439,073 Ordinary Shares outstanding of which 11,871,930, or 18.4%, were represented by 1,187,193 ADSs. ADS holders may exercise their voting rights through the ADR Depositary.

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

       The following table shows, for the quarters indicated, the reported highest and lowest middle market quotations (which represent an average of bid and asked prices) for our Ordinary Shares on the LSE, based on its Daily Official List, and the high and low trade price information of the ADSs as obtained from the OTC Bulletin Board:

                                                                         LSE                    OTC Bulletin Board
                                                                 Pounds Sterling Per               U.S. Dollars
                                                                   Ordinary Share                     Per ADS
                                                                --------------------           --------------------
                                                                  High         Low              High          Low
                                                                -------       ------           ------        ------
2008:
First quarter.................................................     0.07         0.03             0.90          0.50
Second quarter................................................     0.07         0.04             0.95          0.38
Third quarter.................................................     0.06         0.02             0.75          0.20
Fourth quarter................................................     0.05         0.02             0.22          0.09

2007:
First quarter.................................................     0.10         0.03             1.08          0.56
Second quarter................................................     0.07         0.05             1.05          0.80
Third quarter.................................................     0.07         0.04             0.99          0.65
Fourth quarter................................................     0.07         0.05             1.00          0.65

Holders

       As of February 28, 2009, we had approximately 1,292 Ordinary shareholders of record and 71 ADS holders of record. Because many Ordinary Shares and ADSs are held by brokers and various institutions on behalf of other holders, we are unable to estimate the total number of beneficial holders represented by these holders of record.

Dividends

       Until 2002, we paid dividends on our Ordinary Shares in every year since we became listed on the LSE in 1985. Dividends on our Ordinary Shares were paid twice a year. In view of our requirement to conserve cash in order to meet the operating needs and growth opportunities of the business, we did not pay an interim or final dividend for 2007 or an interim dividend for 2008. Our Board of Directors will not be recommending a final dividend for the year 2008.

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

TAXATION

       The following summary of certain Jersey and U.S. tax consequences regarding share ownership is based on law and published practice as of March 23, 2009, and is subject to any changes in Jersey and U.S. law or published practice or in the establishment of any double taxation convention between Jersey and the U.S. occurring after that date. The summary is not a complete analysis or listing of all the possible tax consequences and does not address the tax implications for special classes of holders, such as banks, insurance companies and dealers in securities. The summary also does not address U.S. state income tax consequences. Owners of Ordinary Shares and ADSs should consult their own tax advisors as to the tax consequences of such ownership.

       There is no double tax treaty or similar convention between the U.S. and Jersey. For the purposes of the U.S. Internal Revenue Code of 1986, as amended, it is assumed that beneficial owners of ADSs, in accordance with the terms of the Deposit Agreement, will be treated as the owners of the underlying Ordinary Shares represented by the ADSs.

Taxation of Dividends

       Dividends are declared gross in U.S. dollars. Through 2008, dividends paid by the Company, if any, were treated as having suffered Jersey income tax at the standard rate (20%) on the gross amount thereof.

       As part of its fundamental review of its tax system, the States of Jersey in the Channel Islands are introducing a tax rate of zero percent for most companies in 2009. The resultant reduction in the overall corporate tax revenues in Jersey is being filled by an increase in direct personal taxation for individals and by the introduction in May 2008 of a goods and services tax of 3%. The Company anticpates it will have a zero percent tax rate on its Jersey profits, and as such, no tax credit will be available for Jersey residents in the event dividends are paid in the future by the Company. It is likely that from the beginning of 2009, an individual resident in Jersey who owns more than 2% of the Ordinary Share capital of the Company, equivalent to 1,288,781 shares, may be liable for tax on their proportionate share of the Company's annual profits that have not been distributed. Shareholders who are unsure of their tax position should consult their tax advisor.

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

       However, special rules apply for purposes of determining the dividend income and potential foreign tax credits available to a U.S. corporation that, either alone or together with one or more associated corporations, controls, directly or indirectly, 10% or more of the Company's voting stock. Any such shareholder should consult its tax advisor with respect to the U.S. interest in the Company.

Taxation of Capital Gains

       Currently, there are no Jersey taxes levied on realized gains on certain investments. A U.S. holder that sells or exchanges an ADR or Ordinary Share will generally recognize a gain or loss for U.S. federal income tax purposes, in an amount equal to the difference between the U.S. dollar amount realized and the U.S. holder's tax basis determined in U.S. dollars in either the ADS represented by the ADR or the Ordinary Share. Such a gain or loss will generally be a capital gain or loss if the ADR or the Ordinary Share was a capital asset in the hands of the U.S. holder and will generally be a long-term capital gain or loss if the ADR or Ordinary Share was held for more than one year (including, in the case of an ADR, the period during which the Ordinary Shares surrendered in exchange therefore were held). In general, the long-term capital gain of a non-corporate U.S. holder is subject to a maximum tax rate of 15% for taxable years beginning before January 1, 2011.

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

EQUITY COMPENSATION PLANS

       Information regarding our equity compensation plans is presented in Item 10 of this Form 10-K.

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


Results of Operations by Business Segment

       Income (loss) before income tax expense for our reportable operating segments, based on management's internal reporting structure, is as follows:

                                                                                           Year Ended December 31,
                                                                                        ---------------------------
                                                                                            2008            2007
                                                                                        -----------     -----------
                                                                                               (In thousands)
Income (loss) from before income tax expense
  by operating segment:
Consulting in venture capital ......................................................... $      (738)    $       317
Life insurance and annuities...........................................................       1,027           1,228
                                                                                        -----------     -----------
                                                                                                289           1,545
Reconciliation of segment amounts to consolidated amounts:
Interest income........................................................................          77             226
Corporate expenses.....................................................................      (1,933)         (1,393)
                                                                                        -----------     -----------
Consolidated income (loss) before
  income tax expense................................................................... $    (1,567)    $       378
                                                                                        -----------     -----------
                                                                                        -----------     -----------

       Business segment data contained in Note 14 to the Consolidated Financial Statements in Item 8 of this Form 10-K should be read in conjunction with this discussion. A detailed discussion of the results for each reportable segment follows.


Consulting in Venture Capital

       Certain  information   regarding  our  consulting  segment's  results  of
operations is as follows:

                                                                                           Year Ended December 31,
                                                                                        ---------------------------
                                                                                            2008            2007
                                                                                        -----------     -----------
                                                                                               (In thousands)
Revenues:
Consulting fees........................................................................ $       564     $     1,718
                                                                                        -----------     -----------
Total revenues.........................................................................         564           1,718

Operating expenses.....................................................................       1,302           1,401
                                                                                        -----------     -----------
Income (loss) before income tax expense................................................ $      (738)    $       317
                                                                                        -----------     -----------
                                                                                        -----------     -----------

2008 compared to 2007

       In 2008, our consulting segment contributed a loss before income taxes of $0.7 million to our overall loss before income taxes, compared to income before income taxes of $0.3 million in 2007. This decrease in income before taxes for this segment in 2008 was attributable to a $1.1 million decrease in consulting fee revenues.

       Consulting fee revenues decreased from $1.7 million in 2007 to $0.6 million in 2008, due to a decline in the number of consulting clients. A contract was signed with a client in early 2007 that generated $0.9 million in consulting fees during 2007; however, that contract ran only through the end of 2007. A new contract was signed with this client in March 2008, though the scope of our work under this contract was significantly reduced and thus consulting revenues from this client for 2008 were significantly lower at $0.4 million. This second contract expired at the end of 2008, and as of this date, a new contract for 2009 has not yet been agreed.

       Under the 2007 contract referenced above, we are entitled to earn additional compensation in the future depending upon the performance of certain venture capital investments made by the client during 2007 with our assistance. Any such compensation would be paid to us as a proportion of any capital gain realized by the client, after deducting certain costs, upon a defined realization of the investment by the client. To date, no such compensation has been realized.

       Some of our former consulting agreements provided that we receive promissory notes that are convertible into preferred stock, or common stock options, as part of our compensation. During 2007, we received preferred stock in a consulting client valued at $140,000, resulting from the conversion of $140,000 in promissory notes. We also hold common stock options in a technology company that are now fully vested, though we believe that currently these have no value.

        BICC's typical client is a Silicon Valley technology company or a large international telecommunications company. Our objective has been to use consulting revenues to finance the development of large telecommunications company relationships in Europe and Asia, which has led to several equity investments by a client with additional fees for work performed by BICC. The level of consulting fees is expected to be volatile depending on the nature and extent of our work at any point in time and the global economy. We are actively seeking new clients and business opportunities.


Life Insurance and Annuities

       Certain information regarding our life insurance and annuities segment's results of operations is as follows:

                                                                                           Year Ended December 31,
                                                                                        ---------------------------
                                                                                            2008            2007
                                                                                        -----------     -----------
                                                                                               (In thousands)
Revenues and net investment gains and losses:
Investment income...................................................................... $       237     $       578
Insurance policy charges...............................................................           -               2
Net realized investment gains..........................................................       1,143           1,198
                                                                                        -----------     -----------
Total revenues and net investment gains and losses.....................................       1,380           1,778

Expenses:
Amounts credited on insurance policyholder accounts....................................           6              44
General and administrative expenses....................................................         347             506
                                                                                        -----------     -----------
Total expenses.........................................................................         353             550
                                                                                        -----------     -----------
Income before income tax expense....................................................... $     1,027     $     1,228
                                                                                        -----------     -----------
                                                                                        -----------     -----------

       LPAL's policyholder liabilities fell during 2008 from $141,000 to $106,000 primarily due to exchange rate changes. As of December 31, 2008, LPAL has three policies remaining which are scheduled to mature in the first half of 2009. There are currently no plans to write new policies.

2008 compared to 2007

       In 2008, LPAL contributed income before income taxes of $1.0 million to our overall loss before income taxes, compared to income before income taxes of $1.2 million in 2007. The $0.2 million lower income before taxes in 2008 is attributable to a decrease of $0.3 million in interest income and a decrease of $0.1 million in net realized investment gains, offset by a $0.2 million decrease in expenses.

       Interest income on cash and corporate bond investments declined by $0.3 million in 2008 to $237,000, due to the maturity of all corporate bond holdings by July 2007 (which was tied to the maturity of policies), as well as to a decline in interest rates. The level of LPAL's cash and cash equivalents at the end of 2008 was $11.8 million, compared with $10.3 million at the end of 2007, with $1.4 million in cash coming in at the very end of 2008 related to the Enron securities litigation settlement payment (see below for more information). Interest credited on policyholder accounts decreased to $6,000 in 2008, compared to $44,000 in 2007. This decrease was due to policy maturities of $3.6 million during 2007. The average rate credited to policyholders was 4.25% in 2008, compared with 4.8% in 2007.

       LPAL's total assets increased to $13.2 million as of December 31, 2008, compared to $12.2 million as of December 31, 2007, primarily due to the receipt in February 2008 of the $0.3 million final payment from the WorldCom, Inc. securities litigation settlement and the receipt in December 2008 of the $1.4 million partial payment from the Enron securities litigation settlement (see below for more information), which was offset by other-than-temporary write-downs totaling $0.5 million on one of LPAL's private equity investments.

       Net realized investment gains for 2008 were $1.1 million, compared to $1.2 million for 2007. In January 2007, LPAL received $1.2 million representing a partial distribution from the WorldCom, Inc. securities litigation. In February 2008, LPAL received a final WorldCom distribution of $0.27 million. LPAL held certain WorldCom, Inc. publicly traded bonds which it sold at a loss in 2002. These two payments totaling almost $1.5 million recover part of the realized loss recognized by LPAL in 2002. In December 2008, LPAL received a partial distribution of $1.37 million from the Enron Corporation securities litigation. LPAL held certain Enron Corporation publicly traded bonds which it sold at a loss in 2002. This payment recovers part of the realized loss recognized by LPAL in 2002. The timing and amount of future Enron distributions is currently uncertain. The two payments received in 2008 totaling $1.64 million were offset by other-than-temporary impairment write-downs totaling $0.5 million on one of LPAL's private equity investments.

       Policyholder liabilities as of December 31, 2008 were $106,000. There are three policies outstanding as of that date totaling $72,000 which are scheduled to mature in the first half of 2009. The balance of $34,000 relates to two death claims which are pending payment.

       Included in general and administrative expenses for 2007 are $44,000 of employee severance costs. Excluding these employee severance costs, general and administrative expenses for 2007 were $0.5 million, compared with $0.3 million for 2008. This $0.2 million decrease in expenses for 2008 was primarily due to lower staff costs as well as to lower facilities costs subsequent to the closure of our Jersey office in mid-2007. We no longer have staff or operations in Jersey, though LPAL maintains a registered office in Jersey and is still regulated by the JFSC.

Corporate and Other

2008 compared to 2007

       Corporate expenses increased by $0.5 million to $1.9 million in 2008, compared to $1.4 million in 2007. This increase was due to a $0.1 million increase in professional services costs, a $0.1 million write-off in web development costs paid to a third party vendor subsequent to our decision not to go forward with a web based project, and a $0.3 million increase in compensation paid to our Chief Financial Officer, Mr. Ian K. Whitehead, under an agreement dated August 12, 2008. Under that agreement, the Company gave notice to Mr. Whitehead that his employment agreement would end on June 30, 2009. Reference is made to Exhibit 10.3.1 to the Company's Form 10-K for the year ended December 31, 2000 for a copy of Mr. Whitehead's employment agreement and to the Company's Proxy Statement dated April 29, 2008 for a description of his salary waiver of May 2003. The Company's operating expenses for the 12-month period ending on June 30, 2009 will increase by approximately $0.7 million, of which approximately half has already been recognized in the second half of 2008.

       Interest income, excluding interest income earned by LPAL, decreased by $149,000 to $77,000 for 2008 compared to $226,000 in 2007, due to declining cash balances (outside of LPAL), as well as to lower interest rates. As of December 31, 2008, our cash and cash equivalents, excluding the amount held by LPAL, amounted to $1.9 million, a decrease of $2.4 million from December 31, 2007. This decrease resulted from the use of cash in operating activities.

Consolidated Income (Loss) Before Income Tax Expense

2008 compared to 2007

       Our consolidated loss before income tax expense was $1.6 million in 2008, compared to income before income taxes of $0.4 million in 2007. This $2.0 million decline in income before taxes was due to a decrease in consulting fee revenues of $1.2 million, a decrease in interest income of $0.5 million, and an increase in operating expenses of $0.2 million, all as explained above.

Income Taxes

       We are subject to taxation on our income in all countries in which we operate based upon the taxable income arising in each country. However, realized gains on certain investments are exempt from Jersey and Guernsey taxation. Through 2008, we were subject to income tax in Jersey at a rate of 20%. (See discussion of the new tax system in Jersey in Part II, Item 5, "Taxation.") In the United States, we are subject to both federal and California taxes at rates up to 34% and 8.84%, respectively.

2008 compared to 2007

       The $4,000 tax expense for 2008 is comprised of $2,000 in minimum California taxes and $2,000 in federal alternative minimum taxes caused by the consolidation of London Pacific Life & Annuity Company in our U.S. tax group's consolidated returns from 2005 onwards. For more information, see Note 6 "Income Taxes" to our consolidated financial statements included in Item 8 of this Form 10K. Other than these taxes, no other tax expense or benefits were applicable to our Group for 2008. A loss before income taxes of $0.5 million was contributed by our Jersey operations and a loss before income taxes of $1.1 million was contributed by our U.S. operations; however, we did not recognize any tax benefits due to the 100% valuation allowances that we have provided for all deferred tax assets. In 2007, our only tax expense was $2,000 of minimum California taxes.


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

Accounting for Investments

       From January 1, 2008, our primary business for financial reporting purposes is considered to be consulting in venture capital rather than life insurance and annuities. As such, our private equity investments are now carried at cost less any other-than-temporary impairments. Previously, we carried our private equity investments at fair value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115"). Under paragraph 127(b) of

SFAS 115, insurance companies are required to report equity securities at fair value even if they do not meet the scope criteria in paragraph 3 of SFAS 115. With respect to our private equity investments held at December 31, 2007, our best estimate of their fair value was their cost basis. Therefore, the change from an insurance company for financial reporting purposes to a consulting company as of January 1, 2008 did not have an impact on the carrying values of our private equity investments.

       For 2008, because all of our private equity investments are less than 20% in the investee companies, and we do not have any significant influence on the investee companies, all such investments are accounted for in accordance with the cost method. In accordance with FASB Staff Position Nos. FAS 115-1 and FAS 124-1 ("FSP 115-1 and 124-1"), "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," we evaluate our investments for any events or changes in circumstances ("impairment indicators") that may have significant adverse effects on our investments. If impairment indicators exist, then the carrying amount of the investment is compared to its estimated fair value as determined in accordance with Statement of Financial Accounting Standards No. 157 ("SFAS 157"), "Fair Value Measurements." If any impairment is determined to be other-than-temporary, then a realized investment loss would be recognized during the period in which we make such determination.

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

       In relation to our private equity securities that do not have a readily determinable fair value, factors considered in impairment reviews include: (i) the length of time and extent to which estimated fair values have been below cost and the reasons for the decline, (ii) the investee's recent financial performance and condition, earnings trends and future prospects, (iii) the market condition of either the investee's geographic area or industry as a whole, and (iv) concerns regarding the investee's ability to continue as a going concern (such as the inability to obtain additional financing). If the evidence supports that a decline in fair value is other-than-temporary, then the investment is reduced to its estimated fair value, which becomes its new cost basis, and a realized loss is reflected in earnings.

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


LIQUIDITY AND CAPITAL RESOURCES

       Our cash and cash equivalents decreased during 2008 by $0.9 million from $14.6 million as of December 31, 2007 to $13.7 million as of December 31, 2008. This decrease in cash and cash equivalents resulted from $2.5 milion of cash used in operating activities, which was partially offset by $1.6 million of cash provided by investing activities. Cash used in operating activities primarily resulted from the $1.6 million operating loss for 2008, as adjusted for net realized investment gains of $1.1 million which includes the $1.6 million partial proceeds from the Enron securities litigation settlement (which is included in cash flows provided by investing activities), net of $0.5 million in other-than-temporary write-downs on one private equity investment taken during 2008. As of December 31, 2008, our cash and cash equivalents, excluding the amount held by LPAL, amounted to $1.9 million, a decrease of $2.4 million from December 31, 2007. This decrease resulted from the use of cash in operating activities.

       The $11.8 million of cash and cash equivalents held by LPAL, as well as the $1.3 million of investments held by LPAL, are not currently available to fund the operations or commitments of the Company or its other subsidiaries. However, a dividend could be paid from LPAL to the Company. In April 2008, the Company obtained approval from the JFSC for LPAL to make dividend payments up to a total of $5.0 million to the Company in the future. As a condition of the JFSC's approval, the Company has agreed to provide financial support to LPAL in the unlikely event LPAL's funds are insufficient to pay off its policy liabilities totaling $106,000 as of December 31, 2008, as well as the operational costs of LPAL.

       Shareholders' equity decreased during 2008 by $1.5 million from $16.5 million at December 31, 2007 to $15.0 million as of December 31, 2008, primarily due to the net loss for the period of $1.6 million. As of December 31, 2008 and 2007, $62.6 million of our Ordinary Shares, at cost, held by the employee benefit trusts have been netted against shareholders' equity.

       During 2008, LPAL continued to service its existing policyholders. There were no policy maturities or surrenders in 2008. Policyholder liabilities were $106,000 as of December 31, 2008, compared to $141,000 as of December 31, 2007. The $35,000 decrease in policyholder liabilities was primarily due to exchange rate changes. The three policies remaining at December 31, 2008 are scheduled to mature in the first half of 2009. LPAL has sufficient liquid resources to fund these maturities. As of December 31, 2008, LPAL had cash of $11.8 million.

       As  of  December  31,  2008,  we  had  no  bank   borrowings,   guarantee
obligations, material commitments outstanding for capital expenditures or additional funding for private equity portfolio companies.

       As of December 31, 2008, we had $1.9 million of cash and cash equivalents, excluding cash held by our life insurance and annuities segment. We believe that this cash balance, along with dividends to the Company from LPAL up to a total of $5.0 milion (as discussed above), is sufficient to fund our operations (consulting in venture capital and corporate activities) over at least the next 12 months.


Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not required.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                             Page

Report of Independent Registered Public Accounting Firm.....................................................  17

Consolidated Balance Sheets as of December 31, 2008 and 2007................................................  18

Consolidated Statements of Operations for the Years Ended
December 31, 2008 and 2007..................................................................................  19

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2008 and 2007..................................................................................  20

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
December 31, 2008 and 2007..................................................................................  21

Consolidated Statements of Comprehensive Income for the Years Ended
December 31, 2008 and 2007..................................................................................  22

Notes to Consolidated Financial Statements..................................................................  23


             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Shareholders of
Berkeley Technology Limited
Jersey, Channel Islands


       We have audited the accompanying consolidated balance sheets of Berkeley Technology Limited (the "Company") as of December 31, 2008 and 2007 and the related consolidated statements of operations, cash flows, changes in shareholders' equity and comprehensive income (loss) for each of the two years in the period ended December 31, 2008. In connection with our audits of the financial statements, we have also audited Schedule I - Condensed Financial Information of Registrant as of and for each of the years ended December 31, 2008 and 2007. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Berkeley Technology Limited at December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

       Also, in our opinion, Schedule I - Condensed Financial Information of Registrant, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.



/s/  BDO Seidman, LLP
San Francisco, California
March 31, 2009

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                             December 31,
                                                                                        ---------------------------
                                                                                           2008             2007
                                                                                        -----------     -----------
                                            ASSETS
Current assets:
   Cash and cash equivalents......................................................      $    13,681(1)  $    14,568
   Accounts receivable, less allowances of $0 and $34 as of December 31,
       2008 and 2007, respectively................................................              222             423
   Interest receivable............................................................                1              14
   Prepaid expenses and deposits..................................................              147             164
                                                                                        -----------     -----------
Total current assets..............................................................           14,051          15,169

Private equity investments (at lower of cost or estimated fair value).............            1,484(1)        1,984
Property and equipment, net of accumulated depreciation of $177 and $175
   as of December 31, 2008 and 2007, respectively.................................                9              14
                                                                                        -----------     -----------
Total assets......................................................................      $    15,544     $    17,167

                                                                                        -----------     -----------
                                                                                        -----------     -----------
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses..........................................      $       459     $       547
   Policyholder liabilities (due in less than one year)...........................              106              46
                                                                                        -----------     -----------
Total current liabilities.........................................................              565             593

Policyholder liabilities (due in more than one year)..............................                -              95
                                                                                        -----------     -----------
Total liabilities.................................................................              565             688
                                                                                        -----------     -----------
Commitments and contingencies (See Note 8)

Shareholders' equity:
Ordinary shares, $0.05 par value per share: 86,400,000 shares authorized;
   64,439,073 shares issued and outstanding as of December 31, 2008
   and 2007.......................................................................            3,222           3,222
Additional paid-in capital........................................................           67,860          67,789
Retained earnings.................................................................            6,894           8,465
Employee benefit trusts, at cost (13,522,381 shares as of
   December 31, 2008 and 2007)....................................................          (62,598)        (62,598)
Accumulated other comprehensive loss..............................................             (399)           (399)
                                                                                        -----------     -----------
Total shareholders' equity........................................................           14,979          16,479
                                                                                        -----------     -----------
Total liabilities and shareholders' equity........................................      $    15,544     $    17,167
                                                                                        -----------     -----------
                                                                                        -----------     -----------

(1) The  Company's  insurance  subsidiary,   London  Pacific  Assurance  Limited ("LPAL"), holds $11,823 of the Group's
    $13,861 in cash and cash equivalents and $1,344 of the Group's  $1,484 in private  equity  investments  which are only available to fund the operations or commitments of LPAL, and not to the parent company or any of the other subsidiaries.



           See accompanying Notes which are an integral part of these
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share and ADS amounts)


                                                                                          Year Ended December 31,
                                                                                      -----------------------------
                                                                                          2008              2007
                                                                                      -----------       -----------
Revenues:
Consulting fee income.............................................................    $       564       $     1,718
Investment income.................................................................            314               804
Insurance policy charges..........................................................              -                 2
Net realized investment gains.....................................................          1,143             1,198
                                                                                      -----------       -----------
                                                                                            2,021             3,722
Expenses:
Operating expenses................................................................          3,582             3,300
Amounts credited on insurance policyholder accounts...............................              6                44
                                                                                      -----------       -----------
                                                                                            3,588             3,344
                                                                                      -----------       -----------
Income (loss) before income tax expense...........................................         (1,567)              378

Income tax expense................................................................              4                 2
                                                                                      -----------       -----------
Net income (loss).................................................................    $    (1,571)      $       376
                                                                                      -----------       -----------
                                                                                      -----------       -----------




Basic and diluted earnings (loss) per share.......................................    $     (0.03)      $      0.01
                                                                                      -----------       -----------
                                                                                      -----------       -----------

Basic and diluted earnings (loss) per ADS.........................................    $     (0.31)      $      0.07
                                                                                      -----------       -----------
                                                                                      -----------       -----------







           See accompanying Notes which are an integral part of these
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                          Year Ended December 31,
                                                                                       ----------------------------
                                                                                             2008           2007
                                                                                       ------------    ------------
Net income (loss)....................................................................  $     (1,571)   $        376

Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
Depreciation and amortization........................................................             6               5
Non-cash consulting fees.............................................................             -            (140)
Amounts credited on insurance policyholder accounts..................................             6              44
Net realized investment gains........................................................        (1,143)         (1,198)
Net amortization of investment premiums and discounts................................             -              30
Share based compensation.............................................................            71              71

Net changes in operating assets and liabilities:
   Accrued investment income ........................................................            13             289
   Other assets......................................................................           218            (237)
   Life insurance policy liabilities.................................................             -              (2)
   Accounts payable, accruals and other liabilities..................................           (74)            (27)

Other operating cash flows...........................................................             -               2
                                                                                       ------------    ------------
Net cash used in operating activities................................................        (2,474)           (787)
                                                                                       ------------    ------------
Cash flows from investing activities:
Purchases of available-for-sale equity securities....................................             -          (1,000)
Proceeds from maturity of held-to-maturity fixed maturity securities.................             -           3,000
Proceeds from sale and maturity of available-for-sale fixed
   maturity securities...............................................................             -           9,000
Proceeds from WorldCom, Inc. and Enron securities litigation settlements ............         1,643           1,198
Capital expenditures.................................................................            (2)             (4)
                                                                                       ------------    ------------
Net cash provided by investing activities ...........................................         1,641          12,194
                                                                                       ------------    ------------
Cash flows from financing activities:
Insurance policyholder benefits paid.................................................             -          (3,560)
                                                                                       ------------    ------------
Net cash used in financing activities................................................             -          (3,560)
                                                                                       ------------    ------------

Effect of exchange rate changes on cash..............................................           (54)             14
                                                                                       ------------    ------------

Net increase (decrease) in cash and cash equivalents.................................          (887)          7,861
Cash and cash equivalents at beginning of year.......................................        14,568           6,707
                                                                                       ------------    ------------
Cash and cash equivalents at end of year ............................................  $     13,681    $     14,568
                                                                                       ------------    ------------
                                                                                       ------------    ------------

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Income taxes (net of amounts recovered)..............................................  $          2    $          2


           See accompanying Notes which are an integral part of these
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                                            Accumulated
                                                                                              Other
                                   Ordinary Shares    Additional                Employee      Compre-       Total
                                 -------------------   Paid-in     Retained     Benefit      hensive    Shareholders'
                                   Number    Amount     Capital    Earnings      Trusts        Loss        Equity
                                 -------- ----------  ----------  ----------   ----------  ------------  ----------


Balance as of January 1, 2007      64,439   $  3,222  $   67,718  $    7,999    $ (62,598)   $     (418)  $  15,923


Net income....................          -          -           -         376            -             -         376
Change in net unrealized
 gains and losses on
 available-for-sale securities          -          -           -           -            -            14          14
Foreign currency translation
 adjustment...................          -          -           -           -            -             5           5
Unclaimed dividends...........          -          -           -          90            -             -          90
Share based compensation,
 including income tax
 effect of $0 ................          -          -          71           -            -             -          71
                                 --------  ---------  ----------  ----------   ----------  ------------  ----------
Balance as of
 December 31, 2007............     64,439  $   3,222  $   67,789  $    8,465    $ (62,598)   $     (399)  $  16,479
                                 --------  ---------  ----------  ----------   ----------  ------------  ----------
                                 --------  ---------  ----------  ----------   ----------  ------------  ----------


Net loss......................          -  $       -  $        -  $  (1,571)    $       -    $        -   $  (1,571)
Share based compensation,
  including income tax
 effect of $0.................          -          -          71           -            -             -          71
                                 --------  ---------  ----------  ----------   ----------  ------------  ----------
Balance as of
 December 31, 2008............     64,439  $   3,222  $   67,860  $    6,894    $ (62,598)   $     (399)  $  14,979
                                 --------  ---------  ----------  ----------   ----------  ------------  ----------
                                 --------  ---------  ----------  ----------   ----------  ------------  ----------



















           See accompanying Notes which are an integral part of these
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                 (In thousands)

                                                                                          Year Ended December 31,
                                                                                       ----------------------------
                                                                                             2008           2007
                                                                                       ------------    ------------


Net income (loss)....................................................................  $     (1,571)   $        376

Other comprehensive income, net of deferred income taxes:

Foreign currency translation adjustments, net of income taxes of $0..................             -               5

Change in net unrealized gains and losses:
   Unrealized holding gains and losses on available-for-sale securities..............             -              14
                                                                                       ------------    ------------
Other comprehensive income ..........................................................             -              19
                                                                                       ------------    ------------
Comprehensive income (loss)..........................................................  $     (1,571)   $        395
                                                                                       ------------    ------------
                                                                                       ------------    ------------

































           See accompanying Notes which are an integral part of these
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2008

       As used herein, the terms "registrant" and "Company" refer to Berkeley Technology Limited. Except as the context otherwise requires, the term "Group" refers collectively to the registrant and its subsidiaries.

Note 1.   Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

       The accompanying consolidated financial statements have been prepared by the Company in conformity with United States generally accepted accounting principles ("U.S. GAAP"). These consolidated financial statements include the accounts of the Company, its subsidiaries, the Employee Share Option Trust ("ESOT") and the Agent Loyalty Opportunity Trust ("ALOT"). Significant subsidiaries included in the operations of the Group and discussed in this document include Berkeley International Capital Corporation ("BICC") and London Pacific Assurance Limited ("LPAL"). All intercompany transactions and balances have been eliminated in consolidation.

       From January 1, 2008, the consolidated balance sheets are presented in a classified format as is appropriate for a consulting company rather than in an unclassified format as is appropriate for a life insurance and annuities company. The majority of the Group's assets continue to be held by its life insurance and annuities business; however, there are few policies remaining and there were no new policies issued or policies that matured in 2008. Policy maturities and surrenders during 2007 were $3.6 million. This change had no impact on the Company's shareholders' equity at January 1, 2008. The Group's primary business is now consulting in venture capital. See Note 2 "Investments" below for a discussion of the impact of this change on the Company's accounting policy for its private equity investments.

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

Investments

       As discussed above, from January 1, 2008, the Group's primary business for financial reporting purposes is now considered to be consulting in venture capital rather than life insurance and annuities. As such, the Group's private equity investments are now carried at cost less any other-than-temporary impairment, if any. Previously, the Group carried its private equity investments at fair value in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." Under paragraph 127(b) of SFAS 115, insurance companies are required to report equity securities at fair value even if they do not meet the scope criteria in paragraph 3 of SFAS 115. With respect to the Group's private equity investments held at December 31, 2007, the Group's best estimate of their fair value was their cost basis. Therefore, the change from an insurance company for financial reporting purposes to a consulting company as of January 1, 2008 did not have an impact on the carrying

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES values of the Group's private equity investments. Marketable debt and equity securities will be carried at fair value in accordance with SFAS 115, should the Group make such investments in the future.

       As of December 31, 2008 and 2007, the Group's only investments were private equity securities.

       For 2008, because all of the Group's private equity investments are less than 20% in the investee companies, and the Group does not have any significant influence on the investee companies, all such investments are accounted for in accordance with the cost method. In accordance with FASB Staff Position Nos. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," the Group's management evaluates the Group's investments for any events or changes in circumstances ("impairment indicators") that may have significant adverse effects on the Group's investments. If impairment indicators exist, then the carrying amount of the investment is compared to its estimated fair value as determined in accordance with Statement of Financial Accounting Standards No. 157 ("SFAS 157"), "Fair Value Measurements." If any impairment is determined to be other-than-temporary, then a realized investment loss would be recognized during the period in which such determination is made by the Group's management.

       SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS 157 has also established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. See Note 9 "Fair Value Measurements and Disclosures" below for the three levels of the SFAS 157 hierarchy. Level 3 inputs apply to the determination of fair value for the Group's private equity investments. These are unobservable inputs where the determination  of  fair  values  of  investments  requires  the  application  of significant judgment. As discussed above, from January 1, 2008, only other-than-temporary impairments will be recognized and the carrying value of a private equity investment cannot be increased above its cost unless the investee company completes an initial public offering or is acquired. During 2008, the Group determined that impairment indicators existed for one of its private equity investments, and then determined that the impairment was other-than-temporary. The Group recognized realized investment losses in its consolidated statement of operations totaling $500,000 on this investment during the third and fourth quarters of 2008. It is possible that the factors evaluated by management and fair values will change in subsequent periods, resulting in material impairment charges in future periods.

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

       Realized gains and losses on securities are included in net income using the specific identification method. Any other-than-temporary declines in the fair value of the Group's investments, below the cost or amortized cost basis, are recognized as realized investment losses in the consolidated statements of operations. The cost basis of such securities is adjusted to reflect the write-down recorded.

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

       Investment income comprises interest on fixed maturity securities and cash balances and is accounted for on an accrual basis. Dividends are accounted for when declared.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Share Based Compensation

Equity compensation plan

       The London Pacific Group 1990 Employee Share Option Trust ("ESOT"), which was approved by shareholders in 1990, provides for the granting of share options to employees and directors. Such grants to employees and directors are generally exercisable in four equal annual installments beginning one year from the date of grant, subject to employment continuation, and expire seven to ten years from the date of grant. Until August 2008, options were generally granted with an exercise price equal to the fair market value of the underlying shares at the date of grant. On August 19, 2008, the exercise price of 4,450,000 options granted on March 27, 2007 to employees and directors was modified from $0.10 to $0.31, the net book value of the shares as of December 31, 2006. Until further notice, new option grants will have an exercise price equal to the net book value of the shares as of the end of the previous quarter.

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

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       Share based compensation expense recognized in the Company's consolidated statement of operations for the year ended December 31, 2008 and 2007 includes compensation expense for share options granted prior to, but not yet vested as of December 31, 2005, as well as compensation expense for 4,500,000 share options granted to employees and directors on March 27, 2007, and 3,450,000 share options granted to employees and directors on August 20, 2008. No share options were granted during 2006. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share based compensation expense calculated in accordance with SFAS 123R is to be based on awards ultimately expected to vest, and therefore the expense should be reduced for estimated forfeitures. The Company's estimated forfeiture rate of zero percent for the first six months of 2008 and for the full year 2007 was based upon the fact that all unvested options related to longstanding employees and directors. However, in September 2008, an employee gave notice of his resignation effective at the end of October 2008. As such, 2,900,000 unvested options were forfeited on October 31, 2008. As these forfeitures were expected as of September 30, 2008, share based compensation expense was reduced in the third quarter of 2008 by $18,000. This represents the reversal of share based compensation expense amortization through the third quarter of 2008 related to the 2,900,000 unvested and forfeited options. In August 2008, the Company gave notice to its Chief Financial Officer that his current employment agreement would end on June 30, 2009. As a result, it is expected that this employee will forfeit 500,000 options that will be unvested as of June 30, 2009. The Company's net share based compensation expense for 2008 was not impacted by this expected forfeiture of 500,000 options; however, there will be no net compensation expense related to these options from the second quarter of 2009 (a reduction of $4,056 of compensation expense per quarter). Despite the departure of these two employees, the Group's management continues to believe that a zero percent forfeiture rate for future periods is appropriate.

       SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. As there were no share option exercises during 2008 or 2007, the Company had no related tax benefits during those years. Prior to the adoption of SFAS 123R, those tax benefits would have been reported as operating cash flows had the Company received any tax benefits related to option exercises.

       The fair value of share option grants to employees and directors is calculated using the Black-Scholes option pricing model, even though this model was developed to estimate the fair value of freely tradable, fully transferable options without vesting restrictions, which differ significantly from the Company's share options. The Black-Scholes model also requires subjective assumptions, including future share price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate is based on the U.S. Treasury rates in effect during the corresponding period of grant. The expected volatility is based on the historical volatility of the Company's share price. These factors could change in the future, which would affect the share based compensation expense in future periods, if the Company, through the ESOT, should grant additional share options.

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

       The Group provides a valuation allowance for deferred income tax assets if it is more likely than not that some portion of the deferred income tax asset will not be realized. The Group includes in income any increase

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES or decrease in a valuation allowance that results from a change in circumstances that causes a change in judgment about the realization of the related deferred income tax asset.

       The Group includes in additional paid-in capital the tax benefit on share options exercised during the period to the extent that such exercises result in a permanent difference between financial statement and tax basis compensation expense.

       In June 2006, the FASB issued Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes." FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition of tax benefits, classification on the balance sheet, interest and penalties, accounting in interim periods, disclosure and transition. The Company adopted FIN 48 on January 1, 2007. The adoption of the FIN 48 did not have any impact on the Company's consolidated financial statements.

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

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

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

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Use of Estimates

       The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of these consolidated financial statements as well as the reported amount of revenues and expenses during this reporting period. The Group's management's estimates are based on historical experience, input from sources outside of the Company, and other relevant facts and circumstances. Actual results could differ materially from those estimates. Accounting policies that include particularly significant estimates include the assessment of recoverability and measuring impairment of private equity investments, investment and impairment valuations, measurement of deferred tax assets and the corresponding valuation allowances, fair value estimates for the expense of employee share options, valuation of accounts receivable, and estimates related to commitments and contingencies.


Note 2.    Investments

       See Note 1 "Summary of Significant Accounting Policies" above for a discussion of the Group's accounting policies with respect to its investments. As of December 31, 2008 and 2007, the Group's only investments were private corporate equity securities. As of December 31, 2007, the carrying value of these investments totaled $1,984,000, which represented their estimated fair value and which was also their cost basis. During 2008, the Group recognized other-than-temporary impairment losses totaling $500,000 on one of its private equity investments, leaving an aggregate carrying value of its investments of $1,484,000 as of December 31, 2008.

Investment Concentration and Risk

       As of December 31, 2008, the Group's investments consisted of three private corporate equity securities with individual carrying values of less then 10% of the Group's shareholders' equity. One of these investments, with a carrying value of $500,000, is in preferred stock of a technology company that is a consulting client of BICC. Another investment, with a carrying value of $140,000, is in preferred stock of another technology company that was a consulting client of BICC in prior years. The third investment has a carrying value of $844,000 and is in preferred stock of a technology company.

       As of December 31, 2008, the Company's Jersey based life insurance subsidiary, LPAL, owned 91% of the Group's $1.5 million in private equity securities. LPAL is a regulated insurance company, and as such it must meet stringent capital adequacy requirements and no transfers, except in satisfaction of long-term business liabilities, are permitted from its long-term insurance fund without the consent of LPAL's directors and actuary. LPAL's investments are not currently available to fund the operations or commitments of the Company or its other subsidiaries. However, in April 2008, the Company obtained approval from the Jersey Financial Services Commission ("JFSC") for LPAL to make dividend payments up to a total of $5.0 million to the Company in the future. As a condition of the JFSC's approval, the Company has agreed to provide financial support to LPAL in the unlikely event LPAL's funds are insufficient to pay off its policy liabilities totaling $106,000 as of December 31, 2008, as well as the operational costs of LPAL.

       The Group held no fixed maturity securities as of December 31, 2008 and 2007.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Net Investment Income

       The details of net investment income are as follows:

                                                                                           Year Ended December 31,
                                                                                       ----------------------------
                                                                                            2008            2007
                                                                                       ------------    ------------
                                                                                               (In thousands)
Interest on fixed maturity securities................................................. $          -    $        208
Interest on cash and cash equivalents.................................................          314             596
                                                                                       ------------    ------------
Gross investment income...............................................................          314             804

Amounts credited on insurance policyholder accounts                                              (6)            (44)
                                                                                       ------------    ------------
Net investment income................................................................. $        308    $        760
                                                                                       ------------    ------------
                                                                                       ------------    ------------


Realized Gains and Losses

       Information about gross and net realized gains and losses on securities transactions is as follows:

                                                                                           Year Ended December 31,
                                                                                        ---------------------------
                                                                                            2008            2007
                                                                                        -----------     -----------
                                                                                               (In thousands)

Realized  gains   (losses)  on  securities   transactions:   Fixed   maturities,
available-for-sale:
   Gross gains........................................................................ $      1,643    $      1,198
                                                                                       ------------    ------------
Realized gains on fixed maturities, available-for-sale................................        1,643           1,198
                                                                                       ------------    ------------
Equity securities:
   Gross losses.......................................................................         (500)              -
                                                                                       ------------    ------------
Realized losses on equity securities..................................................         (500)              -
                                                                                       ------------    ------------

Net realized investment gains on securities transactions.............................. $      1,143    $      1,198
                                                                                       ------------    ------------
                                                                                       ------------    ------------


       The net realized gain of $1.2 million in 2007 represents a partial distribution received by LPAL from the WorldCom, Inc. securities litigation. LPAL held certain WorldCom, Inc. publicly traded bonds which it sold at a loss in 2002. In February 2008, LPAL received an additional $270,000 payment representing the final distribution from the WorldCom, Inc. securities litigation. These two payments totaling almost $1.5 million recover part of LPAL's realized loss on the WorldCom bonds recognized in 2002.

       In December 2008, LPAL received a $1.37 million partial distribution from the Enron Corporation securities litigation. LPAL held certain Enron Corporation publicly traded bonds which it sold at a loss in 2002. This payment recovers part of LPAL's realized loss on the Enron Corporation bonds recognized in 2002. The timing and amount of future Enron distributions is currently uncertain.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Note 3.    Property and Equipment

       Property and equipment are carried at cost and consisted of the following:

                                                                                               December 31,
                                                                                       ----------------------------
                                                                                           2008            2007
                                                                                       ------------    ------------
                                                                                              (In thousands)

Property, equipment and leasehold improvements....................................     $        186    $        189
Accumulated depreciation..........................................................             (177)           (175)
                                                                                       ------------    ------------
Property and equipment, net.......................................................     $          9    $         14
                                                                                       ------------    ------------
                                                                                       ------------    ------------


Note 4.    Life Insurance Policy Liabilities

       An analysis of life insurance policy liabilities is as follows:

                                                                                               December 31,
                                                                                       ----------------------------
                                                                                           2008            2007
                                                                                       ------------    ------------
                                                                                             (In thousands)

Deferred annuities - policyholder contract deposits...............................     $         72    $         95
Other policy claims and benefits..................................................               34              46
                                                                                       ------------    ------------
                                                                                       $        106    $        141
                                                                                       ------------    ------------
                                                                                       ------------    ------------

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


Note 5.   Statutory Financial Information and Restrictions

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

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       The JFSC sets out the conditions with which LPAL must comply and determines the reporting requirements and the frequency of reporting. These conditions require that: (i) LPAL must hold, at all times, approved assets at least equal to the long-term insurance fund plus the required minimum solvency margin, (ii) the margin of solvency must be the greater of (pound)50,000 or 2.5% of the value of the long-term business fund, and (iii) assets equal to not less than 90% of liabilities must be placed with approved independent custodians. As of December 31, 2008, LPAL met all of these conditions.

       LPAL is also required under the insurance laws to appoint an actuary. The actuary must be qualified as defined under Jersey law and is required to supervise the long-term insurance fund. No transfers, except in satisfaction of long-term insurance business liabilities, are permitted from LPAL's long-term insurance fund without the consent of LPAL's directors and actuary. Dividends require the approval of the JFSC. In April 2008, the Company obtained approval from the JFSC for LPAL to make dividend payments up to a total of $5.0 million to the Company in the future. As a condition of the JFSC's approval, the Company has agreed to provide financial support to LPAL in the unlikely event LPAL's funds are insufficient to pay off its policy liabilities totaling $106,000 as of December 31, 2008, as well as the operational costs of LPAL.


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

       The Company's management believes that its income tax positions would be sustained upon examination by appropriate taxing authorities based on the technical merits of such positions, and therefore the Company has not provided for any unrecognized tax benefits at the adoption date, and there has been no change to the $0 of unrecognized tax benefits from January 1, 2007 through December 31, 2008. The Company's tax returns remain subject to examination by taxing authorities for the tax years 2004 through 2007.

       The Group is subject to taxation on its income in all countries in which it operates based upon the taxable income arising in each country. However, realized gains on certain investments are exempt from Jersey and Guernsey taxation. This tax benefit which may not recur has reduced the tax charge in 2008 and 2007.

       The Group is subject to income tax in Jersey at a rate of 20% through 2008. In the United States, the Group is subject to both federal and California taxes at rates up to 34% and 8.84%, respectively.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       A breakdown of the Group's book income (loss) before income taxes by tax jurisdiction follows:

                                                                                           Year Ended December 31,
                                                                                        ---------------------------
                                                                                            2008            2007
                                                                                        -----------     -----------
                                                                                               (In thousands)
Income (loss) before income taxes:
Jersey, Guernsey and United Kingdom................................................... $       (476)   $        270
United States.........................................................................       (1,091)            108
                                                                                       ------------    ------------
Total income (loss) before income taxes............................................... $     (1,567)   $        378
                                                                                       ------------    ------------
                                                                                       ------------    ------------


       The provision for income taxes differs from the amount computed by applying the Jersey, Channel Islands statutory income tax rate of 20% to the income (loss) before income taxes. The sources and tax effects of the difference are as follows:

                                                                                           Year Ended December 31,
                                                                                        ---------------------------
                                                                                            2008            2007
                                                                                        -----------     -----------
                                                                                               (In thousands)
Income tax expense (benefit) computed at Jersey statutory income tax
   rate of 20%........................................................................ $       (313)   $         76
Realized and unrealized investment gains not subject to taxation
   in Jersey..........................................................................         (229)           (240)
Other losses not deductible in Jersey.................................................          289             158
Income not taxable in Guernsey........................................................            -             (10)
Tax expense (benefit) on losses at higher than 20% statutory Jersey rate:
   Income (losses) in the U.S.........................................................         (249)             24

Increase (decrease) in valuation allowance............................................          359             (48)
Expiration of capital loss carryforwards of U.S. entities.............................            -          67,245
Decrease in valuation allowance related to expiration of capital loss
   carryforwards......................................................................            -         (67,245)
 Other................................................................................          147              42

                                                                                       ------------    ------------
Actual tax expense ................................................................... $          4    $          2
                                                                                       ------------    ------------
                                                                                       ------------    ------------

       The components of the actual tax expense were as follows:

                                                                                           Year Ended December 31,
                                                                                        ---------------------------
                                                                                            2008            2007
                                                                                        -----------     -----------
                                                                                               (In thousands)
Jersey, Guernsey and United Kingdom:
   Current tax expense................................................................ $          -    $          -
   Deferred tax expense...............................................................            -               -

United States:
   Current tax expense ...............................................................            4               2
   Deferred tax expense...............................................................            -               -

                                                                                       ------------    ------------
Total actual tax expense ............................................................. $          4    $          2
                                                                                       ------------    ------------
                                                                                       ------------    ------------

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

       The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below. As of both December 31, 2008 and December 31, 2007, full valuation allowances were provided on the net deferred tax assets of the U.S. tax group due to the uncertainty of generating future taxable income or capital gains to benefit from the deferred tax assets.

                                                                                                December 31,
                                                                                       ----------------------------
                                                                                           2008            2007
                                                                                       ------------    ------------
                                                                                               (In thousands)
U.S. subsidiaries:

Deferred income tax assets:
Net operating loss carryforwards..................................................      $     5,868    $      5,497
Deferred compensation.............................................................                3               3
Bad debts.........................................................................                -              14
Other assets......................................................................                2               1
Valuation allowance...............................................................           (5,873)         (5,514)
                                                                                       ------------    ------------
Deferred income tax assets, net of valuation allowance............................                -               1

Deferred income tax liabilities:
Depreciation, amortization and other..............................................                -              (1)
                                                                                       ------------    ------------
                                                                                                  -              (1)
                                                                                       ------------    ------------
Net deferred income tax assets - U.S. subsidiaries................................     $          -    $          -
                                                                                       ------------    ------------
                                                                                       ------------    ------------


       As of December 31, 2008, the Group's U.S. subsidiaries have pre-tax federal net operating loss carryforwards of approximately $14.2 million expiring as follows: approximately $1.3 million in 2011, and approximately $12.9 million from 2020 to 2028. These subsidiaries have California net operating loss carryforwards of approximately $11.9 million expiring from 2012 to 2028. The Group has recorded a full valuation allowance for the deferred tax assets arising from these carryforward amounts as of December 31, 2008 due to the uncertainty of generating future taxable income to benefit from the deferred tax assets.

       The Company's Jersey, Channel Islands subsidiaries have net operating loss carryforwards of approximately $19.5 million as of December 31, 2008; however, no deferred tax assets, and no corresponding valuation reserves, have been recorded for these net operating loss carryforwards due to the introduction of a new tax system in Jersey in 2009 when the expected tax rate for certain Jersey corporations will be zero. The Company expects that its tax rate for its Jersey entities will be zero.

       During the third quarter of 2008, the Internal Revenue Service issued a private letter ruling that the Group's U.S. holding company, Berkeley (USA) Holdings Limited ("BUSA"), should include London Pacific Life & Annuity Company in Liquidation ("LCL") in its federal consolidated tax returns for tax years commencing with

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

2005. LCL is not considered a variable interest entity within the scope of FASB Interpretation No. 46 (Revised), "Consolidation of Variable Interest Entities," which interprets Accounting Research Bulletin No. 51, "Consolidated Financial Statements." BUSA holds the common stock of LCL but BUSA does not have any voting or management control over LCL. The financial statements of LCL have not been included in the Company's consolidated financial statements and they will not be included in the future. The Group will be filing amended federal consolidated tax returns for 2005 through 2007 during 2009, and the Group's management believes that the inclusion of LCL in the federal consolidated tax returns of BUSA for 2005 through 2008 will result in insignificant tax liabilities for the Group. As of the end of 2007, LCL has approximately $59 million of net operating loss carryforwards and approximately $74 milllion of capital loss carryforwards. The Group's management believes that these loss carryforwards should be sufficient to offset any taxable income of LCL in the foreseeable future and that any resulting tax liabilities (e.g., alternative minimum tax) will not be material. In addition, future taxable income generated by LCL also could be offset with BUSA's carryforward net operating or capital losses, if any, and with BUSA's current net operating or capital losses, if any. Alternatively, BUSA's future taxable income could be offset with LCL's carryforward or current net operating or capital losses, if any. BUSA and LCL have signed a tax allocation and sharing agreement. Under this agreement, any benefit to BUSA of utilizing the tax losses of LCL to offset BUSA's separate taxable income in BUSA's federal consolidated tax returns should BUSA not have any of its own carryforward losses will be paid by BUSA to LCL, and any benefit to LCL of utilizing the tax losses of BUSA to offset LCL's separate taxable income in BUSA's federal consolidated tax returns should LCL not have any of it own carryforward losses will be paid by LCL to BUSA. Any tax liabilities, including alternative minimum taxes, created by the inclusion of LCL in the federal consolidated tax returns of BUSA will be paid by LCL either directly to the U.S. Internal Revenue Service ("IRS") or reimbursed to BUSA by LCL if payment is made to the IRS by BUSA. For purposes of computing allocable federal income tax liability, BUSA will allocate taxable income brackets and exemptions on a pro-rated basis among members of the affiliated tax group.


Note 7.    Shareholders' Equity

       The Company has authorized 86,400,000 Ordinary Shares with a par value of $0.05 per share. As of December 31, 2008 and 2007, there were 64,439,073 Ordinary Shares issued and outstanding.

       No dividends were declared or paid in 2008 or 2007.

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

       Accumulated other comprehensive loss consists of one component, foreign currency translation adjustments. Accumulated foreign currency translation adjustments were $(399,000) as of both December 31, 2008 and 2007. For further information, see the discussion under "Foreign Currencies" in Note 1 "Summary of Significant Accounting Policies" above.

       The Group has two share incentive plans as described in Note 10 "Share Incentive Plans" below. Under the terms of these plans, shares of the Company may be purchased in the open market and held in trust. These shares are owned by the employee benefit trusts, which are subsidiaries of the Company for financial reporting purposes.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       Changes in the number of shares held by The London Pacific Group 1990 Employee Share Option Trust ("ESOT") and the Agent Loyalty Opportunity Trust ("ALOT") were as follows:

                                                                               Year Ended December 31,
                                                                 -------------------------------------------------
                                                                           2008                      2007
                                                                 -----------------------   -----------------------
                                                                     ESOT         ALOT         ESOT         ALOT
                                                                 ----------    ---------   ----------    ---------
                                                                                   (In thousands)

Shares held as of January 1....................................      13,084          438       13,084          438
Purchased......................................................           -            -            -            -
Exercised......................................................           -            -            -            -
                                                                 ----------    ---------   ----------    ---------
Shares held as of December 31..................................      13,084(1)       438       13,084(1)       438
                                                                 ----------    ---------   ----------    ---------
                                                                 ----------    ---------   ----------    ---------

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


Note 8.    Commitments and Contingencies

Lease Commitments

       The Group leases office space under operating leases. Total rents under these operating leases were $223,000 (net of sublease income of $78,000) and $201,000 (net of sublease income of $86,000), for the years ended December 31, 2008 and 2007, respectively. The Group had no capital leases as of December 31, 2008 or 2007.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       Future minimum lease payments required under non-cancellable operating leases with terms of one year or more, as of December 31, 2008, were as follows:

                                                                                                        Operating
                                                                                                         Leases(1)
                                                                                                       ------------
                                                                                                      (In thousands)

2009...............................................................................................    $        272
2010...............................................................................................              48
                                                                                                       ------------
Total..............................................................................................    $        320
                                                                                                       ------------
                                                                                                       ------------

(1) Includes  commitments  related to the  Group's  Jersey  office  lease  which expires in September  2010.
    The Group entered into a sublease of its Jersey office during 2006.  Expected  future sublease income from 2009 through 2010 is  $93,000.  A  liability  of $51,000  remains  recorded  on the  Company's consolidated balance sheet as of December 31, 2008, representing the loss on  the sublease from 2009 through September 2010.

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

       Under its Memorandum and Articles of Association, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company maintains directors and officers' liability insurance that limits the Company's exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2008.

       The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, clients and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions sometimes include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2008.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Note 9.   Fair Value of Financial Instruments

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

       Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that are accessible by the Company. During the twelve months ended December 31, 2008, the Company's Level 1 assets included money market mutual funds which are included in cash and cash equivalents in the condensed consolidated balance sheets. As of December 31, 2008, the Company had $328,000 in money market mutual funds, compared to $1,871,000 as of December 31, 2007.

       Level 2 - Inputs include quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly. During the twelve months ended December 31, 2008, the Company held no Level 2 assets.

       Level 3 - Unobservable inputs for the asset or liability including significant assumptions of the Company and other market participants. As of December 31, 2008 and December 31, 2007, the Group held $1,484,000 and $1,984,000, respectively, of private equity investments which are carried at cost, as adjusted for other-than-temporary impairments. In order to determine if any other-than-temporary impairments exist, the Group must first determine the fair values of its private equity investments using Level 3 unobservable inputs, including the analysis of various financial, performance and market factors. During the twelve months ended December 31, 2008, the Group recognized other-than-temporary impairment losses totaling $500,000 on one of its private equity investments. The Group's management considered the investee company's declining cash position, less favorable business environment and likely acquisition value in determining the fair value estimates of this investment.

       The change in carrying value of the Group's private equity investments, all of which have Level 3 inputs in the SFAS 157 hierarchy, for the twelve months ended December 31, 2008 was as follows:

                                                                                                      (In thousands)

Balance at December 31, 2007.......................................................................    $      1,984

Realized investment losses included in earnings in 2008 determined by considering
   fair value measurements using significant unobservable inputs (Level 3).........................            (500)
                                                                                                       ------------
Balance at December 31, 2008.......................................................................    $      1,484
                                                                                                       ------------
                                                                                                       ------------


       Cash and cash equivalents, accounts receivable, interest receivable, prepaid expenses and deposits, accounts payable and accrued expenses, and insurance policyholder liabilities are reflected in the consolidated balance sheets at carrying values which approximate fair values due to the short-term nature of these instruments.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       The  carrying   values  and  estimated   fair  values  of  the  financial
instruments held by the Group, excluding its private equity investments, were as follows:

                                                                              December 31,
                                                       ------------------------------------------------------------
                                                                  2008                             2007
                                                       --------------------------       ---------------------------
                                                       Carrying        Estimated        Carrying          Estimated
                                                         Value        Fair Value          Value          Fair Value
                                                       --------       -----------       ----------       ----------
                                                                             (In thousands)
Financial assets:
Cash and cash equivalents........................       $ 13,681         $ 13,681         $ 14,568         $ 14,568

Financial liabilities:
Life insurance policy liabilities................            106              105              141              139


       The following methods and assumptions were used by the Group in estimating the carrying value of the financial instruments presented:

Cash and Cash Equivalents: The carrying amounts reported in the consolidated balance sheet for these instruments approximate fair value.

Life Insurance Policy Liabilities: The balance sheet caption "life insurance policy liabilities" includes investment-type insurance contracts (i.e., deferred annuities). The estimated fair values of deferred annuity policies are based on their account values after deduction of surrender charges.


Note 10.    Share Incentive Plans

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

         The ESOT may purchase shares of the Company in the open market, funded each year by a loan from the Company or its subsidiaries. While the loan is limited up to an annual maximum of 5% of the consolidated net assets of the Group, the ESOT is not limited as to the number of options that may be granted, as long as it holds the shares underlying the total outstanding options. The loan is secured by the shares held in the trust, is interest-free, and is eliminated in the consolidated financial statements. The ESOT has waived its entitlement to dividends on any shares held. See Note 7 "Shareholders' Equity" for a summary of the share activity within the ESOT.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       Share option activity for the years ended December 31, 2008 and 2007 was as follows:

                                                                                 2008                  2007
                                                                        --------------------    -------------------
                                                                                    Weighted-              Weighted-
                                                                          Number     Average     Number     Average
                                                                            of      Exercise       of      Exercise
(Options in thousands)                                                   Options      Price      Options     Price
                                                                        ---------   --------    --------   --------

Outstanding as of January 1...........................................      9,625      $1.45       5,225      $2.59
Granted (1)...........................................................      3,450       0.30       4,500       0.10
Forfeited.............................................................     (3,400)      0.31        (100)      0.20
Exercised.............................................................          -          -           -          -
Expired...............................................................          -          -           -          -
                                                                        ---------   --------    --------   --------
Outstanding as of December 31.........................................      9,675      $1.54       9,625      $1.45
                                                                        ---------   --------    --------   --------
                                                                        ---------   --------    --------   --------

Options exercisable as of December 31.................................      5,538      $2.47       4,675      $2.88
                                                                        ---------   --------    --------   --------
                                                                        ---------   --------    --------   --------

(1) The 4.5 million options granted in March 27, 2007 with an exercise price of $0.10 were repriced in August 2008 to $0.31.  This is reflected in the weighted average exercise price of the options outstanding and options exercisable as of December 31, 2008.


       See Note 1 "Summary of Significant Accounting Policies" for information regarding the Group's accounting for share based compensation.

       Summary information about the Group's share options outstanding as of December 31, 2008 is as follows:

                                     Options Outstanding (1)                             Options Exercisable (1)
                       ------------------------------------------------            --------------------------------
                                           Weighted-
                                            Average          Weighted-                                   Weighted-
  Range of                                 Remaining          Average                                     Average
  Exercise                   Number       Contractual        Exercise                    Number          Exercise
   Prices                 Outstanding         Life             Price                  Exercisable          Price
------------           --------------     -----------      ------------            ---------------     ------------
                        (In thousands)        (Years)                               (In thousands)

 $ 0.11 - $  0.50               7,365            7.18             $0.29                      3,228            $0.28
   0.51 -    5.00                 220            2.18              2.46                        220             2.46
   5.01 -   10.00               2,030            2.38              5.41                      2,030             5.41
  10.01 -   21.00                  60            1.68             21.00                         60            21.00
-----------------       -------------     -----------      ------------            ---------------     ------------
$  0.11 - $ 21.00               9,675            6.03             $1.54                      5,538            $2.47
-----------------       -------------     -----------      ------------            ---------------     ------------
-----------------       -------------     -----------      ------------            ---------------     ------------

(1) The intrinsic  value of all options  outstanding as of December 31, 2008 was zero, as the market value of the underlying shares was $0.04 as of that date.


Valuation and expense information under SFAS 123R

       The estimated fair value of share option compensation awards to employees and directors, as calculated using the Black-Scholes option pricing model as of the date of grant, is amortized using the straight-line method over the vesting period of the options. For each of the years ended December 31, 2008 and 2007, compensation expense related to employee share options under SFAS 123R totaled $71,000, and is included in operating expenses in the accompanying statements of operations.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

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

       During 2008, 1,362,500 options became vested, 3,450,000 options were granted, 3,400,000 were forfeited and no options were exercised. At December 31, 2008, there were 9,675,000 options outstanding with a weighted average exercise price of $1.54. There were no in-the-money options outstanding at that date. Of the outstanding options, 5,538,000 were exercisable at December 31, 2008, and these have a weighted average exercise price of $2.47. The remaining 4,137,000 options were unvested at December 31, 2008. These unvested options have a weighted average exercise price of $0.30. As of December 31, 2008, total unrecognized compensation expense related to unvested share options was $143,000, which is expected to be recognized as follows: $55,000 in 2009, $46,000 in 2010, $28,000 in 2011 and $14,000 in 2012.

Agent Loyalty Opportunity Trust

       The Agent Loyalty Opportunity Trust ("ALOT") was established in 1997 (without shareholders' approval) to provide for the granting of stock appreciation rights ("SARs") on the Company's Ordinary Shares to agents of the Company's former U.S. life insurance subsidiary. Each award unit entitled the holder to cash compensation equal to the difference between the Company's prevailing share price and the exercise price. The award units were exercisable in four equal annual installments commencing on the first anniversary of the date of grant and were forfeited upon termination of the agency contract. Vesting of the award in any given year was also contingent on the holder of the award surpassing a predetermined benchmark tied to sales and persistency. The SARs expired seven years from the date of grant. No awards have been outstanding under this plan since 2006.

       The ALOT may purchase Ordinary Shares in the open market, funded by a loan from a Group subsidiary. The loan is secured by the shares held in the trust and bears interest based upon the trust's net income before interest for each financial period. The trust receives dividends on all Ordinary Shares held. The loan, interest income and dividend income are eliminated in the consolidated financial statements. See Note 7 "Shareholders' Equity" for a summary of the share activity within the ALOT.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Note 11.     Pension Plan

       The Group provides a defined contribution plan for its U.K. employees. There is currently one participant in the plan. The Group has no ongoing liabilities associated with the plan. Contributions of $303,000 and $175,000 were made by the Group to the plan in 2008 and 2007, respectively. Of the 2008 and 2007 contributions, $245,000 and $121,000, respectively, were offset by a salary waiver.


Note 12.    Earnings Per Share and ADS

       Earnings (loss) per ADS are equivalent to ten times earnings (loss) per Ordinary Share.

       A reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share calculations in accordance with Statement of Financial Accounting Standard No. 128 ("SFAS 128"), "Earnings per Share," is as follows:

                                                                                          Year Ended December 31,
                                                                                       ----------------------------
                                                                                           2008            2007
                                                                                       ------------    ------------
                                                                                         (In thousands, except per
                                                                                           share and ADS amounts)

Net income (loss)....................................................................  $     (1,571)   $        376
                                                                                       ------------    ------------
                                                                                       ------------    ------------

Basic earnings (loss) per share and ADS:
Weighted-average number of Ordinary Shares outstanding,
   excluding shares held by the employee benefit trusts..............................        50,917          50,917
                                                                                       ------------    ------------
                                                                                       ------------    ------------


Basic earnings (loss) per share......................................................  $      (0.03)   $       0.01
                                                                                       ------------    ------------
                                                                                       ------------    ------------


Basic earnings (loss) per ADS........................................................  $      (0.31)   $       0.07
                                                                                       ------------    ------------
                                                                                       ------------    ------------


Diluted earnings (loss) per share and ADS:
Weighted-average number of Ordinary Shares outstanding,
   excluding shares held by the employee benefit trusts..............................        50,917          50,917
Effect of dilutive securities (warrants and employee share options) .................             -             304
                                                                                       ------------    ------------
Weighted-average number of Ordinary Shares used in diluted
   earnings (loss) per share calculations............................................        50,917          51,221
                                                                                       ------------    ------------
                                                                                       ------------    ------------

Diluted earnings (loss) per share....................................................  $      (0.03)   $       0.01
                                                                                       ------------    ------------
                                                                                       ------------    ------------


Diluted earnings (loss) per ADS......................................................  $      (0.31)   $       0.07
                                                                                       ------------    ------------
                                                                                       ------------    ------------

       For the year ended December 31, 2008, there were no "in-the-money" options or warrants, and therefore no potentially dilutive securities. As a result, if the Company had reported net income for the year ended December 31, 2008, diluted earnings per share would be the same as basic earnings per share.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Note 13.    Transactions with Related Parties

       The Group paid legal fees of approximately $45,000 and $5,000 during 2008 and 2007, respectively, to a law firm of which one of its directors, Victor A. Hebert, was a member until October 2008.


Note 14.    Business Segment and Geographical Information

       The Company's reportable operating segments are classified according to its businesses of consulting in venture capital, and life insurance and annuities, in accordance with Statement of Financial Accounting Standards No. 131, "Segment Reporting."

       Intercompany   transfers  between   reportable   operating  segments  are
accounted for at prices which are designed to be representative of unaffiliated third party transactions.

       Summary  revenue  and  net  investment  gain  and  loss   information  by
geographic segment, based on the domicile of the Group company generating those revenues, is as follows:

                                                                                           Year Ended December 31,
                                                                                       ----------------------------
                                                                                            2008            2007
                                                                                       ------------     -----------
                                                                                               (In thousands)
Jersey...............................................................................  $      1,409    $      1,842
Guernsey.............................................................................             -              52
United States........................................................................           612           1,828
                                                                                       ------------    ------------
Consolidated revenues and net investment gains and losses............................  $      2,021    $      3,722
                                                                                       ------------    ------------
                                                                                       ------------    ------------

       Total assets by geographic segment were as follows:

                                                                                                December 31,
                                                                                       ----------------------------
                                                                                            2008            2007
                                                                                       ------------     -----------
                                                                                               (In thousands)

Jersey.............................................................................    $     13,643    $     14,135
Guernsey...........................................................................               1               1
United States......................................................................           1,900           3,031
                                                                                       ------------    ------------
Consolidated total assets .........................................................    $     15,544    $     17,167
                                                                                       ------------    ------------
                                                                                       ------------    ------------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       Revenues and income  (loss)  before  income tax expense for the Company's
reportable  operating  segments,   based  on  management's   internal  reporting
structure, were as follows:

                                                                                           Year Ended December 31,
                                                                                       ----------------------------
                                                                                            2008            2007
                                                                                       ------------    ------------
                                                                                               (In thousands)
Revenues and net investment gains and losses:
Consulting in venture capital........................................................  $        564    $      1,718
Life insurance and annuities ........................................................         1,380           1,778
                                                                                       ------------    ------------
                                                                                              1,944           3,496
Reconciliation of segment amounts to consolidated amounts:
Interest income......................................................................            77             226
                                                                                       ------------    ------------
Consolidated revenues and net investment gains and losses............................  $      2,021    $      3,722
                                                                                       ------------    ------------
                                                                                       ------------    ------------


Income (loss) before income tax expense:
Consulting in venture capital........................................................  $       (738)   $        317
Life insurance and annuities.........................................................         1,027           1,228
                                                                                       ------------    ------------
                                                                                                289           1,545
Reconciliation of segment amounts to consolidated amounts:
Interest income......................................................................            77             226
Corporate expenses...................................................................        (1,933)         (1,393)
                                                                                       ------------    ------------
Consolidated income (loss) before income tax expense.................................  $     (1,567)   $        378
                                                                                       ------------    ------------
                                                                                       ------------    ------------


       Assets attributable to each of the Company's reportable operating segments, based on management's reporting structure, were as follows:

                                                                                                 December 31,
                                                                                       ----------------------------
                                                                                           2008            2007
                                                                                       ------------    ------------
                                                                                              (In  thousands)
Assets:
Consulting in venture capital......................................................    $          -    $          -
Life insurance and annuities.......................................................          13,226          12,238
Corporate and other................................................................           2,318           4,929
                                                                                       ------------    ------------
Consolidated total assets..........................................................    $     15,544    $     17,167
                                                                                       ------------    ------------
                                                                                       ------------    ------------


 Note 15.    Client Concentration

       The Group's revenues are from a limited number of clients. During 2008, the Group's largest consulting client accounted for 20% of its consolidated revenues. No other consulting client accounted for more than 10% of consolidated revenues.

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

Management's Report on Internal Control Over Financial Reporting

       Our company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2008, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

       There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.


Item 9B.    OTHER INFORMATION

       None.

                                    PART III

       Certain information required by Part III is omitted from this Form 10-K and is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on July 31, 2009 (the "Proxy Statement"), which will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.


Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Our executive officers are as follows:

       Arthur I. Trueger, Executive Chairman: Mr. Trueger, age 60, is the founder and a principal shareholder of Berkeley Technology Limited. He has worked for us for more than 30 years and holds A.B., M.A. and J.D. degrees from the University of California.

       Ian K. Whitehead, Chief Financial Officer: Mr. Whitehead, age 54, has held the position of Chief Financial Officer of Berkeley Technology Limited since he joined us in 1990. Mr. Whitehead is a member of the Institute of Chartered Accountants in England and Wales.

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

       The following table is a summary of selected information for our equity compensation plans as of December 31, 2008.

                                                                                               Number of Shares
                                          Number of Shares to        Weighted-Average       Remaining Available for
                                        be Issued Upon Exercise     Exercise Price of        Future Issuance Under
                                        of Outstanding Options,    Outstanding Options,       Equity Compensation
                                          Warrants and Rights      Warrants and Rights              Plans
                                        -----------------------    --------------------     -----------------------
Equity compensation plans
   approved by shareholders.............              9,675,000 (1)               $1.54                         (1)

Equity compensation plans not
   approved by shareholders.............                     -                        -
                                                ---------------                --------
Total...................................              9,675,000                   $1.54
                                                ---------------                --------
                                                ---------------                --------

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

       Information regarding the features of the equity compensation plan not approved by shareholders is incorporated by reference to Note 10 to the Consolidated Financial Statements in Item 8 of this Form 10-K.


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

                                     PART IV

Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements: Page

         The following consolidated financial statements of Berkeley Technology Limited and subsidiaries are included in Item 8:

               Report of Independent Registered Public Accounting Firm......................................  17

               Consolidated Balance Sheets as of December 31, 2008 and 2007.................................  18

               Consolidated Statements of Operations for the Years Ended
                   December 31, 2008 and 2007...............................................................  19

               Consolidated Statements of Cash Flows for the Years Ended
                   December 31, 2008 and 2007...............................................................  20

               Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
                   December 31, 2008 and 2007...............................................................  21

               Consolidated Statements of Comprehensive Income for the Years Ended
                   December 31, 2008 and 2007...............................................................  22

               Notes to the Consolidated Financial Statements...............................................  23

2. Financial Statement Schedules:

         The  following  financial  statement  schedule of  Berkeley  Technology
         Limited and  subsidiaries  is  included  in this Form 10-K  immediately
         following  Item  15  and  should  be  read  in  conjunction   with  the
         consolidated financial statements and notes thereto included in Item 8:

               Schedule I - Condensed Financial Information of Registrant

                   Condensed Balance Sheets as of December 31, 2008 and 2007................................  53

                   Condensed Statements of Operations for the Years Ended
                      December 31, 2008 and 2007............................................................  54

                   Condensed Statements of Cash Flows for the Years Ended
                      December 31, 2008 and 2007............................................................  55

                   Note to Condensed Financial Statements...................................................  56

         All other financial statement schedules required by Regulation S-X have
         been  omitted   because  they  are  not   applicable  or  the  required
         information  is  included  in  the  applicable  consolidated  financial statements  or  notes  thereto  in  Item 8  "Financial  Statements  and
         Supplementary Data" of this Form 10-K.



3. Exhibits:

         The following exhibits of Berkeley Technology Limited and subsidiaries are filed herewith or incorporated by reference as indicated below:


Exhibit
Number            Description
---------         -------------

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

21                Subsidiaries of the Company as of March 31, 2009.

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

(c) Our financial statement schedules follow on pages 53 through 56.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           BERKELEY TECHNOLOGY LIMITED
                            CONDENSED BALANCE SHEETS

                                                                                              December 31,
                                                                                   --------------------------------
                                                                                       2008               2007
                                                                                   --------------    --------------
                                                                                  (In thousands, except share amounts)
                                     ASSETS

Cash and cash equivalents......................................................... $        1,483    $        2,277
Investment in subsidiaries........................................................        (65,208)          (64,866)
Intercompany balances.............................................................         80,269            80,097
Other assets......................................................................              4                13
                                                                                   --------------    --------------
Total assets...................................................................... $       16,548    $       17,521
                                                                                   --------------    --------------
                                                                                   --------------    --------------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accruals..................................................... $          334    $          381
Intercompany balances.............................................................          1,235               661
                                                                                   --------------    --------------
Total liabilities.................................................................          1,569             1,042
                                                                                   --------------    --------------
Commitments and contingencies

Shareholders' equity:
Ordinary shares, $0.05 par value per share: 86,400,000 shares authorized;
   64,439,073 shares issued and outstanding as of December 31, 2008
   and 2007.......................................................................          3,222             3,222
Additional paid-in capital........................................................         67,860            67,789
Retained earnings.................................................................          6,894             8,465
Employee benefit trusts, at cost (13,522,381 shares as of
   December 31, 2008 and 2007)....................................................        (62,598)          (62,598)
Accumulated other comprehensive loss..............................................           (399)            (399)
                                                                                   --------------    --------------
Total shareholders' equity........................................................         14,979            16,479
                                                                                   --------------    --------------
Total liabilities and shareholders' equity........................................ $       16,548    $       17,521
                                                                                   --------------    --------------
                                                                                   --------------    --------------






            See accompanying Note to Condensed Financial Statements.

                           BERKELEY TECHNOLOGY LIMITED
                       CONDENSED STATEMENTS OF OPERATIONS


                                                                                          Year Ended December 31,
                                                                                       ----------------------------
                                                                                            2008           2007
                                                                                       ------------    ------------
                                                                                               (In thousands)
Revenues:
Investment income..................................................................... $         44    $         72
                                                                                       ------------    ------------
                                                                                                 44              72
Expenses:
Staff costs...........................................................................          828             393
Other operating expenses..............................................................          548             497
                                                                                       ------------    ------------
                                                                                              1,376             890
                                                                                       ------------    ------------
Loss before income tax benefit and equity in
   undistributed net income (loss) of subsidiaries....................................       (1,332)          (818)

Income tax benefit....................................................................            -               -
                                                                                       ------------    ------------
Loss before equity in undistributed net income (loss) of
   subsidiaries.......................................................................       (1,332)          (818)

Equity in undistributed net income (loss) of subsidiaries (1).........................         (239)          1,194
                                                                                       ------------    ------------

Net income (loss)..................................................................... $     (1,571)   $        376
                                                                                       ------------    ------------
                                                                                       ------------    ------------


(1) Eliminated on consolidation.












            See accompanying Note to Condensed Financial Statements.

                           BERKELEY TECHNOLOGY LIMITED
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                         Year Ended December 31,
                                                                                       ----------------------------
                                                                                           2008            2007
                                                                                       ------------    ------------
                                                                                               (In thousands)
Cash flows from operating activities:
Net income (loss)....................................................................  $     (1,571)   $        376

Adjustments to reconcile net income (loss) to net
   cash used in operating activities:
Equity in undistributed net loss (income) of subsidiaries............................           239          (1,194)
Other operating cash flows...........................................................            46              37
                                                                                       ------------    ------------
Net cash used in operating activities ...............................................        (1,286)           (781)
                                                                                       ------------    ------------

Cash flows from investing activities:
Net advances from subsidiaries.......................................................           504             255
                                                                                       ------------    ------------
Net cash provided by investing activities............................................           504             255
                                                                                       ------------    ------------

Cash flows from financing activities:
Repayments from subsidiaries.........................................................             -           2,126
                                                                                       ------------    ------------
Net cash provided by financing activities ...........................................             -           2,126
                                                                                       ------------    ------------

Effect of exchange rate changes on cash .............................................           (12)              -
                                                                                       ------------    ------------

Net increase in cash and cash equivalents............................................          (794)          1,600
Cash and cash equivalents at beginning of year.......................................         2,277             677
                                                                                       ------------    ------------
Cash and cash equivalents at end of year.............................................  $      1,483    $      2,277
                                                                                       ------------    ------------
                                                                                       ------------    ------------



            See accompanying Note to Condensed Financial Statements.

                           BERKELEY TECHNOLOGY LIMITED
                     NOTE TO CONDENSED FINANCIAL STATEMENTS


Note 1.    Basis of Presentation and Significant Accounting Policies

       The accompanying financial statements comprise a condensed presentation of financial position, results of operations and cash flows of Berkeley Technology Limited (the "Company") on a separate company basis. These condensed financial statements do not include the accounts of the Company's subsidiaries, but instead include the Company's investment in those subsidiaries, stated at amounts which are equal to the Company's equity in the subsidiaries' net assets. The consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this Form 10-K for the year ended December 31, 2008.

       Additional information about the significant accounting policies applied by the Company and its subsidiaries is included in Note 1 to the Consolidated Financial Statements in Item 8 of this Form 10-K for the year ended December 31, 2008.

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 BERKELEY TECHNOLOGY LIMITED
                                                 (Registrant)

                                                 By     /s/  Arthur I. Trueger

Date:  March 31, 2009                                   Arthur I. Trueger
                                                        Executive Chairman


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                    /s/  Arthur I. Trueger
Date:  March 31, 2009               Arthur I. Trueger
                                    Executive Chairman
                                    (Principal Executive Officer)


                                    /s/  Ian K. Whitehead
Date:  March 31, 2009               Ian K. Whitehead
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


                                    /s/  Victor A. Hebert
Date:  March 31, 2009               Victor A. Hebert
                                    Deputy Chairman and Non-Executive Director


                                    /s/  Harold E. Hughes, Jr.
Date:  March 31, 2009               Harold E. Hughes, Jr.
                                    Non-Executive Director


                                    /s/  Trenchard
Date:  March 31, 2009               The Viscount Trenchard
                                    Non-Executive Director