Form 10-Q
period 2009-03-31
BERKELEY TECHNOLOGY LTD
filed 2009-05-15
CIK 891377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ____________________

                                    FORM 10-Q

(Mark One)

/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2009

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


    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

    As of May 15, 2009, the registrant had outstanding 64,439,073 Ordinary Shares, par value $0.05 per share.

                                TABLE OF CONTENTS


                                     PART I

                              FINANCIAL INFORMATION

                                                                                                             Page
Item 1.    Financial Statements:

           Unaudited Condensed Consolidated Balance Sheets as of March 31, 2009 and
               December 31, 2008............................................................................    3

           Unaudited Condensed Consolidated Statements of Operations for the three months
               ended March 31, 2009 and 2008................................................................    4

           Unaudited Condensed Consolidated Statements of Cash Flows for the three months
               ended March 31, 2009 and 2008................................................................    5

           Unaudited Consolidated Statement of Changes in Shareholders' Equity for the three months
               ended March 31, 2009.........................................................................    6

           Unaudited Consolidated Statements of Comprehensive Income for the three months
               ended March 31, 2009 and 2008................................................................    7

           Notes to Unaudited Condensed Consolidated Financial Statements...................................    8

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations............   19

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.......................................   25

Item 4.    Controls and Procedures..........................................................................   25


                                     PART II

                                OTHER INFORMATION

Item 1A.   Risk Factors.....................................................................................   26

Item 6.    Exhibits.........................................................................................   26

Signature  .................................................................................................   27



                         PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                       March 31,       December 31,
                                                                                         2009              2008
                                                                                     ------------      ------------
                                            ASSETS
Current assets:
   Cash and cash equivalents......................................................   $     13,001      $     13,681
   Accounts receivable, less allowances of $0 as of March 31, 2009
       and December 31, 2008......................................................            148               222
   Interest receivable............................................................              2                 1
   Prepaid expenses and deposits..................................................             93               147
                                                                                     ------------      ------------
Total current assets..............................................................         13,244            14,051

Private equity investments (at lower of cost or estimated fair value).............          1,284 (1)         1,484
Property and equipment, net of accumulated depreciation of $179 and $177
   as of March 31, 2009 and December 31, 2008, respectively.......................              8                 9
                                                                                     ------------      ------------
Total assets......................................................................   $     14,536      $     15,544
                                                                                     ------------      ------------
                                                                                     ------------      ------------
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses..........................................   $        460      $        459
   Policyholder liabilities (due in less than one year)...........................             44               106
                                                                                     ------------      ------------
Total current liabilities.........................................................            504               565
                                                                                     ------------      ------------


Commitments and contingencies (Note 7)

Shareholders' equity:
Ordinary shares, $0.05 par value per share: 86,400,000 shares authorized;
   64,439,073 shares issued and outstanding as of March 31, 2009
   and December 31, 2008..........................................................          3,222             3,222
Additional paid-in capital........................................................         67,879            67,860
Retained earnings.................................................................          5,928             6,894
Employee benefit trusts, at cost (13,522,381 shares as of
   March 31, 2009 and December 31, 2008)..........................................        (62,598)          (62,598)
Accumulated other comprehensive loss..............................................           (399)             (399)
                                                                                     ------------      ------------
Total shareholders' equity........................................................         14,032            14,979
                                                                                     ------------      ------------
Total liabilities and shareholders' equity........................................   $     14,536      $     15,544
                                                                                     ------------      ------------
                                                                                     ------------      ------------

(1) The  Company's  insurance  subsidiary,   London  Pacific  Assurance  Limited ("LPAL"), holds $11,716 of the Group's
    $13,001 in cash and cash equivalents and $1,144 of the Group's  $1,284 in private  equity  investments  which are only available  currently to fund the operations or commitments of LPAL, and not to the parent company or any of the other  subsidiaries,  except for $5 million in cash which was distributed by LPAL to the Company in April 2009.

 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share and ADS amounts)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                     ------------------------------
                                                                                         2009              2008
                                                                                     ------------      ------------

Revenues:
Consulting fee income.............................................................   $         97      $        114
Interest income...................................................................              7               121
Realized investment gains (losses)................................................           (200)              270
                                                                                     ------------      ------------
                                                                                              (96)              505
Expenses:
Operating expenses................................................................            867               950
Amounts credited on insurance policyholder accounts...............................              1                 1
                                                                                     ------------      ------------
                                                                                              868               951
                                                                                     ------------      ------------
Loss before income tax expense....................................................           (964)             (446)

Income tax expense................................................................              2                 2
                                                                                     ------------      ------------
Net loss..........................................................................   $       (966)     $       (448)
                                                                                     ------------      ------------
                                                                                     ------------      ------------




Basic and diluted loss per share..................................................   $      (0.02)     $      (0.01)
                                                                                     ------------      ------------
                                                                                     ------------      ------------

Basic and diluted loss per ADS....................................................   $      (0.19)     $      (0.09)
                                                                                     ------------      ------------
                                                                                     ------------      ------------


 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                     ------------------------------
                                                                                         2009              2008
                                                                                     ------------      ------------

Net cash used in operating activities.............................................   $       (616)     $       (712)


Cash flows from investing activities:
Proceeds from WorldCom, Inc. securities litigation settlement.....................              -               270
Capital expenditures..............................................................              -                (2)
                                                                                     ------------      ------------
Net cash provided by investing activities.........................................              -               268
                                                                                     ------------      ------------

Cash flows from financing activities:
Insurance policyholder benefits paid..............................................            (63)                -
                                                                                     ------------      ------------
Net cash used in financing activities.............................................            (63)                -
                                                                                     ------------      ------------

Effect of exchange rate changes on cash...........................................             (1)                -
                                                                                     ------------      ------------

Net decrease in cash and cash equivalents.........................................           (680)             (444)
Cash and cash equivalents at beginning of period..................................         13,681            14,568
                                                                                     ------------      ------------
Cash and cash equivalents at end of period .......................................   $     13,001      $     14,124
                                                                                     ------------      ------------
                                                                                     ------------      ------------



 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                                             Accumulated
                                                                                                Other
                                   Ordinary Shares     Additional                Employee      Compre-        Total
                                --------------------    Paid-in     Retained      Benefit      hensive     Shareholders'
                                   Number    Amount     Capital     Earnings      Trusts        Loss          Equity
                                --------------------   ----------  ----------   ----------   -----------   -----------

Balance as of
   December 31, 2008............   64,439   $  3,222   $   67,860  $    6,894   $  (62,598)  $      (399)  $    14,979

Net loss........................        -          -            -        (966)           -             -          (966)
Share based compensation,
   including income tax
   effect of $0.................        -          -           19           -            -             -            19

                                ---------   --------   ----------  ----------   ----------   -----------   -----------
Balance as of
   March 31, 2009...............   64,439   $  3,222   $   67,879  $    5,928   $  (62,598)  $      (399)  $    14,032
                                ---------   --------   ----------  ----------   ----------   -----------   -----------
                                ---------   --------   ----------  ----------   ----------   -----------   -----------





 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                 (In thousands)

                                                                                           Three Months Ended
                                                                                                March 31,
                                                                                    -------------------------------
                                                                                         2009             2008
                                                                                    -------------     -------------

Net loss..........................................................................  $        (966)    $        (448)

Other comprehensive income........................................................              -                 -
                                                                                    -------------     -------------
Comprehensive loss................................................................  $        (966)    $        (448)
                                                                                    -------------     -------------
                                                                                    -------------     -------------




 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2009

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

       These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2008, which are contained in the Company's Annual Report on Form 10-K, filed with the U.S. Securities and Exchange Commission ("SEC") on March 31, 2009. The December 31, 2008 condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

       As the level of consulting fees earned by the Company is expected to be volatile depending on the nature and extent of consulting work at any point in time, the results for the three month period ended March 31, 2009 are not indicative of the results to be expected for the full fiscal year.

       From January 1, 2008, the unaudited condensed consolidated balance sheets are presented in a classified format as is appropriate for a consulting company rather than in an unclassified format as is appropriate for a life insurance and annuities company. This change had no impact on the Company's shareholders' equity at January 1, 2008. The Group's primary business is now consulting in venture capital. See Note 3 "Investments" for a discussion of the impact of this change on the Company's accounting policy for its private equity investments.

       The majority of the Group's assets at March 31, 2009 were held by its life insurance and annuities business. After policy maturities in LPAL during the first quarter of 2009 totaling $63,000, there remains only one policy outstanding and two pending death claim payments at March 31, 2009. During April 2009, as approved by the Jersey Financial Services Commission ("JFSC"), LPAL distributed $5.0 million in cash to the Company. LPAL's final policy of approximately $9,000 will mature in June 2009, and it intends to pay out the two pending death claims (approximately $35,000 in aggregate) by June 30, 2009. During the second quarter of 2009, the directors of LPAL submitted a Cessation of Business Plan ("COBP") to the JFSC and, subject to the satisfactory completion of the COBP, the JFSC should be able to cancel LPAL's insurance permit. At that point, LPAL will no longer be regulated by the JFSC and the Company intends to move toward the dissolution of LPAL as soon as practicable. Also during the second quarter of 2009, the Company's board of directors agreed to provide an undertaking to the JFSC that the Company "will honor any and all liabilities of LPAL whether or not these liabilities have been accounted for in the financial statements at the date of cessation of business."

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       The Company is incorporated under the laws of Jersey, Channel Islands. Its Ordinary Shares are traded on the London Stock Exchange and in the U.S. on the Over-the-Counter Bulletin Board in the form of American Depositary Shares ("ADSs"), which are evidenced by American Depositary Receipts ("ADRs"). Pursuant to theregulations of the SEC, the Company is considered a U.S. domestic registrant and must file financial statements prepared under U.S. GAAP.

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

Recently Issued Accounting Pronouncements

       In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157 ("SFAS 157"), "Fair Value Measurements," which defines fair value, establishes guidelines for measuring fair value and expands disclosures regarding fair value measurements. SFAS 157 does not require any new fair value measurements but rather eliminates inconsistencies in guidance found in various prior accounting pronouncements. SFAS 157 is effective for financial assets and financial liabilities within its scope for fiscal years beginning after November 15, 2007 and for interim periods within those fiscal years. The Company adopted SFAS 157 for financial assets and financial liabilities within its scope during the first quarter of 2008 and the adoption did not have an impact on its financial statements. In February 2008, the FASB issued FASB Staff Position No. FAS 157-2 ("FSP FAS 157-2"), "Effective Date of FASB Statement No. 157," which defers the effective date of SFAS 157 for all non-financial assets and non-financial liabilities for fiscal years beginning after November 15, 2008 and interim periods within those fiscal years for items within the scope of FSP FAS 157-2. The adoption of FSP FAS 157-2 effective January 1, 2009 for the Company's non-financial assets and non-financial liabilities did not have an impact on the Company's consolidated financial statements.

       In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 ("SFAS 160"), "Noncontrolling Interests in Consolidated
Financial Statements, an amendment of ARB No. 51." SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as a minority interest, is an ownership interest in the consolidated entity that should be  reported  in the equity  section of the  balance  sheet.  Among other requirements, the statement requires that the consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement. SFAS 160 is effective for fiscal years beginning on or after December 15, 2008. The adoption of SFAS 160 effective January 1, 2009 did not have an impact on the Company's consolidated financial statements.

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

       For both of the three month periods ended March 31, 2009 and 2008, there were no "in-the-money" options or warrants, and therefore no potentially dilutive securities. As a result, if the Company had reported net income for these periods, diluted loss per share would be the same as basic loss per share.

       Earnings (loss) per ADS is equivalent to ten times earnings (loss) per Ordinary Shares.

       A reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share calculations is as follows:

                                                                                          Three Months Ended
                                                                                                March 31,
                                                                                    -------------------------------
                                                                                          2009            2008
                                                                                    -------------     -------------
                                                                                        (In thousands, except per
                                                                                          share and ADS amounts)

Net loss..........................................................................  $        (966)    $        (448)
                                                                                    -------------     -------------
                                                                                    -------------     -------------
Basic and diluted loss per share and ADS:
Weighted average number of Ordinary Shares outstanding,
  excluding shares held by the employee benefit trusts............................         50,917            50,917
                                                                                    -------------     -------------

Basic and diluted loss per share..................................................  $       (0.02)    $       (0.01)
                                                                                    -------------     -------------
                                                                                    -------------     -------------

Basic and diluted loss per ADS....................................................  $       (0.19)    $       (0.09)
                                                                                    -------------     -------------
                                                                                    -------------     -------------


Note 3.   Investments

       As discussed above, from January 1, 2008, the Group's primary business for financial reporting purposes is considered to be consulting in venture capital rather than life insurance and annuities. As such, the Group's private equity investments are carried at cost less any other-than-temporary impairments. Previously, the Group carried its private equity investments at fair value in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS 115"), "Accounting for Certain Investments in Debt and Equity Securities." Under paragraph 127(b) of SFAS 115, insurance companies are required to report equity securities at fair value even if they do not meet the scope criteria in paragraph 3 of SFAS 115. With respect to the Group's private equity investments held at December 31, 2007, the Group's best estimate of their fair value

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES was their cost basis. Therefore, the change from an insurance company for financial reporting purposes to a consulting company as of January 1, 2008 did not have an impact on the carrying values of the Group's private equity investments. Marketable debt and equity securities will be carried at fair value in accordance with SFAS 115, should the Group make such investments in the future.

       As of March 31, 2009 and December 31, 2008, the Group's only investments were private equity securities.

       For 2008 and the first quarter of 2009, because all of the Group's private equity investments are less than 20% in the investee companies, and the Group does not have any significant influence on the investee companies, all such investments are accounted for in accordance with the cost method. In accordance with FASB Staff Position Nos. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," the Group's management evaluates the Group's investments for any events or changes in circumstances ("impairment indicators") that may have significant adverse effects on the Group's investments. If impairment indicators exist, then the carrying amount of the investment is compared to its estimated fair value as determined in accordance with Statement of Financial Accounting Standards No. 157 ("SFAS 157"), "Fair Value Measurements." If any impairment is determined to be other-than-temporary, then a realized investment loss would be recognized during the period in which such determination is made by the Group's management.

       SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS 157 has also established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. See Note 4 "Fair Value of Financial Instruments" below for the three levels of the SFAS 157 hierarchy. Level 3 inputs apply to the determination of fair value for the Group's private equity investments. These are unobservable inputs where the determination  of  fair  values  of  investments  requires  the  application  of significant judgment. As discussed above, from January 1, 2008, only other-than-temporary impairments will be recognized and the carrying value of a private equity investment cannot be increased above its cost unless the investee company completes an initial public offering or is acquired. During the first quarter of 2009, the Group determined that impairment indicators existed for one of its private equity investments, and then determined that the impairment was other-than-temporary. The Group recognized a realized investment loss in its consolidated statement of operations of $200,000 on this investment as of the end of March 2009. It is possible that the factors evaluated by management and fair values will change in subsequent periods, resulting in material impairment charges in future periods.

Investment Concentration and Risk

       As of March 31, 2009 the Group's investments consisted of three private corporate equity securities with individual carrying values of less then 10% of the Group's shareholders' equity. One of these investments, with a carrying value of $300,000, is in preferred stock of a technology company that was a consulting client of BICC until February 2009. Another investment, with a carrying value of $140,000, is in preferred stock of another technology company that was a consulting client of BICC in prior years. The third investment has a carrying value of $844,000 and is in preferred stock of a technology company.

       As of March 31, 2009, the Company's Jersey based life insurance subsidiary, LPAL, owned 89% of the Group's $1.3 million in private equity securities. LPAL is a regulated insurance company, and as such it must meet stringent capital adequacy requirements and no transfers, except in satisfaction of long-term business liabilities, are permitted from its long-term insurance fund without the consent of LPAL's directors and actuary. LPAL's investments are not currently available to fund the operations or commitments of the Company or its other subsidiaries. However, as discussed above in Note 1, during the second quarter of 2009, the directors of LPAL submitted a Cessation of Business Plan ("COBP") to the JFSC and, subject to the satisfactory

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES completion of the COBP, the JFSC should be able to cancel LPAL's insurance permit. At that point, LPAL will no longer be regulated by the JFSC and the Company intends to move toward the dissolution of LPAL as soon as practicable.

Realized Investment Gains and Losses

       In the first quarter of 2008, the Company recorded realized investment gains of $270,000, representing the final distribution from the WorldCom, Inc. securities litigation. LPAL held certain WorldCom, Inc. publicly traded bonds which it sold at a loss in 2002. This $270,000 payment, in addition to the $1.2 million initial payment received from the WorldCom securities litigation in January 2007, reverses part of LPAL's realized loss recorded in 2002

       In December 2008, LPAL received a $1.37 million partial distribution from the Enron Corporation securities litigation. LPAL held certain Enron Corporation publicly traded bonds which it sold at a loss in 2002. This payment recovers part of LPAL's realized loss on the Enron Corporation bonds recognized in 2002. LPAL expects to receive the final Enron distribution in 2009, but the amount of this final distribution is currently uncertain.

         As disclosed above, during the first quarter of 2009, the Group determined that impairment indicators existed for one of LPAL's private equity investments, and then determined that the impairment was other-than-temporary. The Group recognized a realized investment loss in its consolidated statement of operations of $200,000 on this investment during the first quarter of 2009. In each of the two preceding quarters, an other- than-temporary impairment write-down of $250,000 was recognized in the Group's consolidated statement of operations on this same private equity investment.


Note 4.    Fair Value of Financial Instruments

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

       Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that are accessible by the Company. During the three months ended March 31, 2009, the Company's Level 1 assets included money market mutual funds which are included in cash and cash equivalents in the condensed consolidated balance sheets. As of March 31, 2009, the Company had $1,065,000 in money market mutual funds, compared to $328,000 as of December 31, 2008.

       Level 2 - Inputs include quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly. During the three months ended March 31, 2009, the Company held no Level 2 assets.

       Level 3 - Unobservable inputs for the asset or liability including significant assumptions of the Company and other market participants. As of March 31, 2009 and December 31, 2008, the Group held $1,284,000 and $1,484,000, respectively, of private equity investments which are carried at cost, as adjusted for other-than- temporary impairments. In order to determine if any other-than-temporary impairments exist, the Group must first determine the fair values of its private equity investments using Level 3 unobservable inputs, including the

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES analysis of various financial, performance and market factors. During the three months ended March 31, 2009, the Group recognized an other-than-temporary impairment loss of $200,000 on one of its private equity investments. In determining the fair value estimate of this investment, the Group's management considered the investee company's liquidity issues, the less favorable business environment, and the dilution in liquidity preferences for the preferred stock that the Group holds subsequent to a bridge financing that closed in May 2009.

       The change in carrying value of the Group's private equity investments, all of which have Level 3 inputs in the SFAS 157 hierarchy, for the three months ended March 31, 2009 was as follows:

                                                                                                     (In thousands)

Balance at December 31, 2008.......................................................................    $     1,484

Realized investment loss included in earnings in the first quarter of 2009 determined by considering
   fair value measurements using significant unobservable inputs (Level 3).........................           (200)
                                                                                                       ------------
Balance at March 31, 2009..........................................................................    $      1,284
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

Share Based Compensation Expense

       Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards No. 123 (revised 2004) ("SFAS 123R"), "Share-Based Payment," which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share based payment transactions. SFAS 123R requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including share options, based on the fair value of the award on the grant date, and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123R supersedes the Company's previous

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES accounting under Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees," and related interpretations, for periods beginning in fiscal 2006. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123R. The Company applied the provisions of SAB 107 in its adoption of SFAS 123R.

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

       Share based compensation expense recognized in the Company's consolidated statement of operations for the quarter ended March 31, 2009 and 2008 includes compensation expense for share options granted prior to, but not yet vested as of December 31, 2005, as well as compensation expense for 4,500,000 share options granted to employees and directors on March 27, 2007, and 3,450,000 share options granted to employees and directors on August 20, 2008. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share based compensation expense calculated in accordance with SFAS 123R is to be based on awards ultimately expected to vest, and therefore the expense should be reduced for estimated forfeitures. The Company's estimated forfeiture rate of zero percent for the first three months of 2009 and 2008 was based upon the fact that all unvested options related to longstanding employees and directors. However, in September 2008, an employee gave notice of his resignation effective at the end of October 2008. As such, 2,900,000 unvested options were forfeited on October 31, 2008. As these forfeitures were expected as of September 30, 2008, share based compensation expense was reduced in the third quarter of 2008 by $18,000. This represents the reversal of share based compensation expense amortization through the third quarter of 2008 related to the 2,900,000 unvested and forfeited options. In August 2008, the Company gave notice to its Chief Financial Officer that his current employment agreement would end on June 30, 2009. As a result, it is expected that this employee will forfeit 500,000 options that will be unvested as of June 30, 2009. The Company's net share based compensation expense for 2008 and for the first quarter of 2009 was not impacted by this expected forfeiture of 500,000 options; however, there will be no net compensation expense related to these options from the second quarter of 2009 (a reduction of $4,056 of compensation expense per quarter). Despite the departure of these two employees, the Group's management continues to believe that a zero percent forfeiture rate for future periods is appropriate.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. As there were no share option exercises during 2008 or the first quarter of 2009, the Company had no related tax benefits during those periods. Prior to the adoption of SFAS 123R, those tax benefits would have been reported as operating cash flows had the Company received any tax benefits related to option exercises.

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

Valuation and Expense Information Under SFAS 123R

       The estimated fair value of share option compensation awards to employees and directors, as calculated using the Black-Scholes option pricing model as of the date of grant, is amortized using the straight-line method over the vesting period of the options. For the three months ended March 31, 2009 and 2008, compensation expense related to share options under SFAS 123R totaled $19,000 and $22,000, respectively, and is included in operating expenses in the accompanying statement of operations.

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

       During 2008, 1,362,500 options became vested, 3,450,000 options were granted, 3,400,000 were forfeited and no options were exercised. During the first quarter of 2009, 612,500 options became vested, and no options were granted, forfeited or exercised. At March 31, 2009, there were 9,675,000 options outstanding with a weighted average exercise price of $1.54. There were no in-the-money options outstanding at that date.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Of the outstanding options, 6,150,000 were exercisable at March 31, 2009, and these have a weighted average exercise price of $2.26. The remaining 3,525,000 options were unvested at March 31, 2009. These unvested options have a weighted average exercise price of $0.29. As of March 31, 2009, total unrecognized compensation expense related to unvested share options was $124,000, which is expected to be recognized as follows: $36,000 in the last nine months of 2009, $46,000 in 2010, $28,000 in 2011 and $14,000 in 2012.

       For additional  information  relating to the Group's share  options,  see
Note 10 to the Company's consolidated financial statements included in Form 10-K for the year ended December 31, 2008.


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

       The Company's management believes that its income tax positions would be sustained upon examination by appropriate taxing authorities based on the technical merits of such positions, and therefore the Company has not provided for any unrecognized tax benefits at the adoption date, and there has been no change to the $0 unrecognized tax benefits from January 1, 2007 through June 30, 2008. In general, the Company's tax returns remain subject to examination by taxing authorities for the tax years 2004 through 2007, and for 2008 once the returns are filed.

         During the third quarter of 2008, the Internal Revenue Service issued a private letter ruling that the Group's U.S. holding company, Berkeley (USA) Holdings Limited ("BUSA"), should include London Pacific Life & Annuity Company in Liquidation ("LCL") in its federal consolidated tax returns for tax years commencing with 2005. LCL is not considered a variable interest entity within the scope of FASB Interpretation No. 46 (Revised), "Consolidation of Variable Interest Entities," which interprets Accounting Research Bulletin No. 51, "Consolidated Financial Statements." BUSA holds the common stock of LCL but BUSA does not have any voting or management control over LCL. The financial statements of LCL have not been included in the Company's consolidated financial statements and they will not be included in the future. The Group will be filing amended federal consolidated tax returns for 2005 through 2007 during 2009, and the Group's management believes that the inclusion of LCL in the federal consolidated tax returns of BUSA for 2005 through 2008 will result in insignificant tax liabilities for the Group. As of the end of 2007, LCL has approximately $59 million of net operating loss carryforwards and approximately $74 milllion of capital loss carryforwards. The Group's management believes that these loss carryforwards should be sufficient to offset any taxable income of LCL in the foreseeable future and that any resulting tax liabilities (e.g., alternative minimum tax) will not be material. In addition, future taxable income generated by LCL also could be offset with BUSA's carryforward net operating or capital losses, if any, and with BUSA's current net operating or capital losses, if any. Alternatively, BUSA's future taxable income could be offset with LCL's carryforward or current net operating or capital losses, if any. BUSA and LCL have signed a tax allocation and sharing agreement. Under this agreement, any benefit to BUSA of utilizing the tax losses of LCL to offset BUSA's separate taxable income in BUSA's federal consolidated tax returns should BUSA not have any of its own carryforward losses will be paid by BUSA to LCL, and any benefit to LCL of utilizing the tax losses of BUSA to offset LCL's separate taxable income in BUSA's federal consolidated tax returns should LCL not have any of it own carryforward losses will be paid by LCL to BUSA. Any tax liabilities, including alternative minimum taxes, created by the inclusion of LCL in the federal consolidated tax returns of BUSA will be paid by LCL either

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES directly to the U.S. Internal Revenue Service ("IRS") or reimbursed to BUSA by LCL if payment is made to the IRS by BUSA. For purposes of computing allocable federal income tax liability, BUSA will allocate taxable income brackets and exemptions on a pro-rated basis among members of the affiliated tax group.


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

       Under its Memorandum and Articles of Association, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company maintains directors and officers' liability insurance that limits the Company's exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2009.

       The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, clients and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions sometime include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company believes the estimated fair value of these agreements is minimal as historically, no payments have been made by the Company under these indemnification obligations. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2009.


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

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       Summary revenue and investment gain (loss) information by geographic segment, based on the domicile of the Group company generating those revenues, is as follows:

                                                                                          Three Months Ended
                                                                                                March 31,
                                                                                    -------------------------------
                                                                                          2009            2008
                                                                                    -------------     -------------
                                                                                             (In thousands)

Jersey............................................................................  $        (195)    $         371
United States.....................................................................             99               134
                                                                                    -------------     -------------
Consolidated revenues and investment gains (losses)...............................  $         (96)    $         505
                                                                                    -------------     -------------
                                                                                    -------------     -------------


       Revenues and loss before income tax expense for the Company's reportable operating segments, based on management's internal reporting structure, were as follows:

                                                                                          Three Months Ended
                                                                                                March 31,
                                                                                    -------------------------------
                                                                                          2009            2008
                                                                                    -------------     -------------
                                                                                             (In thousands)
Revenues and investment gains (losses):
Consulting in venture capital.....................................................  $          97     $         114
Life insurance and annuities .....................................................           (195)              357
                                                                                    -------------     -------------
                                                                                              (98)              471
Reconciliation of segment amounts to consolidated amounts:
Interest income ..................................................................              2                34
                                                                                    -------------     -------------
Consolidated revenues and investment gains (losses) ..............................  $         (96)    $         505
                                                                                    -------------     -------------
                                                                                    -------------     -------------
Loss before income taxes:
Consulting in venture capital.....................................................  $        (220)    $        (254)
Life insurance and annuities .....................................................           (270)              262
                                                                                    -------------     -------------
                                                                                             (490)                8
Reconciliation of segment amounts to consolidated amounts:
Interest income...................................................................              2                34
Corporate expenses................................................................           (476)             (488)
                                                                                    -------------     -------------
Consolidated loss before income tax expense ......................................  $        (964)    $        (446)
                                                                                    -------------     -------------
                                                                                    -------------     -------------


Note 9.   Client Concentration

          The Group's revenues are from a limited number of clients. In the first three months of 2009, the Group's largest consulting client accounted for 78% of its consulting revenues, and another client accounted for 18% of its consulting revenues.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Note 10.   Subsequent Events

         During April 2009, as approved by the JFSC, LPAL distributed $5.0 million in cash to the Company.

         During the second quarter of 2009, the directors of LPAL submitted a Cessation of Business Plan ("COBP") to the JFSC and, subject to the satisfactory completion of the COBP, the JFSC should be able to cancel LPAL's insurance permit. See Note 1 for further information.



Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       As used herein, the terms "registrant," "Company," "we," "us" and "our" refer to Berkeley Technology Limited. Except as the context otherwise requires, the term "Group" refers collectively to the registrant and its subsidiaries.

       This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements, and the notes thereto, included in this quarterly report, and the December 31, 2008 audited consolidated financial statements, and the notes thereto, included in our Annual Report on Form 10-K filed with the SEC on March 31, 2009. The unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. This item should also be read in conjunction with the "Forward-Looking Statements and Factors That May Affect Future Results" which are set forth below and in our other filings with the SEC.

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

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Consulting in Venture Capital

       Certain  information   regarding  our  consulting  segment's  results  of
operations is as follows:

                                                                                          Three Months Ended
                                                                                                March 31,
                                                                                     ------------------------------
                                                                                         2009              2008
                                                                                     ------------      ------------
                                                                                             (In thousands)

Revenues:
Consulting fees...................................................................   $         97      $        114
                                                                                     ------------      ------------
Total revenues....................................................................             97               114

Operating expenses................................................................            317               368
                                                                                     ------------      ------------
Loss before income tax expense....................................................   $       (220)     $       (254)
                                                                                     ------------      ------------
                                                                                     ------------      ------------

First quarter of 2009 compared to first quarter of 2008

       In the first three months of 2009, the consulting segment contributed a loss before income taxes of $220,000 to our overall loss before income taxes, compared to a loss before income taxes of $254,000 in the first three months of 2008. The losses for both periods were attributable to an excess of fixed operating expenses over consulting fee revenues.

       Consulting fees revenues decreased from $114,000 in the first quarter of 2008 to $97,000 in the first quarter of 2009, due to consulting arrangements that were in place for only part of the quarter.

       BICC's typical client is a Silicon Valley technology company or a large international telecommunications company. Our objective has been to use consulting revenues to finance the development of large telecommunications company relationships in Europe and Asia, which has led to several equity investments by a client with additional fees for work performed by BICC. The level of consulting fees is expected to be volatile depending on the nature and extent of our work at any point in time. We are actively seeking new clients and business opportunities.

       Under a consulting arrangement we had in 2007, we are entitled to earn additional compensation in the future depending upon the performance of certain venture capital investments made by the client during 2007 with our assistance. Any such compensation would be paid to us as a proportion of any capital gain realized by the client, after deducting certain costs, upon a defined realization of the investment by the client. To date, no such compensation has been realized.

       Some of our former consulting agreements provided that we receive promissory notes that were convertible into preferred stock, or common stock options, as part of our compensation. During 2007, we received preferred stock in a consulting client valued at $140,000, resulting from the conversion of $140,000 in promissory notes. We also hold common stock options in a technology company that are now fully vested, though we believe that currently these have no value.

Life Insurance and Annuities

       Certain information regarding our life insurance and annuities segment's results of operations is as follows:

                                                                                          Three Months Ended
                                                                                                March 31,
                                                                                    -------------------------------
                                                                                          2009            2008
                                                                                    -------------     -------------
                                                                                             (In thousands)

Revenues and investment gains (losses):
Interest income...................................................................  $           5     $          87
Realized investment gains (losses)................................................           (200)              270
                                                                                    -------------     -------------
Total revenues and investment gains (losses)......................................           (195)              357

Expenses:
Amounts credited on insurance policyholder accounts ..............................              1                 1
General and administrative expenses ..............................................             74                94
                                                                                    -------------     -------------
Total expenses....................................................................             75                95
                                                                                    -------------     -------------
Income (loss) before income tax expense...........................................  $        (270)    $         262
                                                                                    -------------     -------------
                                                                                    -------------     -------------

       LPAL's policyholder liabilities fell from $142,000 at March 31, 2008 to $44,000 at March 31, 2009 due to exchange rate changes (as LPAL's remaining policies are in pounds sterling) and to two policy maturities totaling $63,000 in the first quarter of 2009. LPAL now has one policy remaining (of approximately $9,000) which is scheduled to mature in June 2009 and two pending death claim payments (approximately $35,000 in aggregate). LPAL has submitted a Cessation of Business Plan ("COBP") to the JFSC and, subject to the satisfactory completion of the COBP, the JFSC should be able to cancel LPAL's insurance permit. At that point, LPAL will no longer be regulated by the JFSC and we intend to move toward the dissolution of LPAL as soon as practicable.

First quarter of 2009 compared to first quarter of 2008

       In the first quarter of 2009, LPAL contributed a loss before income taxes of $270,000 to our overall loss before income taxes, compared to income before income taxes of $262,000 in the first quarter of 2008. This $0.5 million swing is attributable to a $0.1 million decrease in interest income on bank deposits caused by significantly lower interest rates, and to a $0.2 million other-than-temporary impairment write-down on one of LPAL's private equity investments during the first quarter of 2009, versus a $270,000 realized investment gain in the first quarter 2008 due to the receipt of the final distribution from the WorldCom, Inc. securities litigation. LPAL held certain WorldCom, Inc. publicly traded bonds which it sold at a loss in 2002. This payment, as well as the initial distribution of $1.2 million received in January 2007, reverses part of the realized losses recorded on WorldCom in 2002.

       LPAL's total assets decreased to $12.9 million as of March 31, 2009, compared to $13.2 million as of December 31, 2008, primarily due to the $0.2 million investment impairment write-down discussed above and to the $63,000 in payments on the two policies that matured during the first quarter of 2009. LPAL's cash decreased during the first quarter of 2009 by $0.1 million from $11.8 million at December 31, 2008 to $11.7 million at March 31, 2009, primarily to the two policy maturities during the quarter. In April 2009, LPAL distributed $5.0 million in cash to the Company, as pre-approved by the JFSC.

       In December 2008, LPAL received a $1.37 million partial distribution from the Enron Corporation securities litigation. LPAL held certain Enron Corporation publicly traded bonds which it sold at a loss in 2002. This payment recovers part of LPAL's realized loss on the Enron Corpporation bonds recognized in 2002. LPAL expects to receive the final Enron distribution in 2009, but the amount of this final distribution is currently uncertain.

Corporate and Other

First quarter of 2009 compared to first quarter of 2008

       Corporate expenses remained level at $0.5 million for the first quarter of 2009, compared to the first quarter of 2008. However, corporate expenses for the first quarter of 2008 includes the write-off of $0.1 million in web development costs paid to a third party vendor subsequent to our decision not to go forward with a web based project. The first quarter of 2009 includes increased corporate staff costs of $0.1 million paid to our Chief Financial Officer, Mr. Ian K. Whitehead, under an agreement dated August 12, 2008. Under that agreement, the Company gave notice to Mr. Whitehead that his employment agreement would end on June 30, 2009. Reference is made to Exhibit 10.3.1 to the Company's Form 10-K for the year ended December 31, 2000 for a copy of Mr. Whitehead's employment agreement and to the Company's Proxy Statement dated April 29, 2008 for a description of his salary waiver of May 2003. The Company's operating expenses for the 12-month period ending on June 30, 2009 will increase by approximately $0.7 million, of which approximately 75% has already been recognized in the second half of 2008 and the first quarter of 2009.

Consolidated Loss Before Income Tax Expense

First quarter of 2009 compared to first quarter of 2008

       Our consolidated loss before income tax expense was $964,000 in the first quarter of 2009, compared to $446,000 in the first quarter of 2008. This higher loss of $0.5 million is due to the $0.5 million swing in realized investment losses versus gains, as explained above. Interest income decreased by $0.1 million; however, this was offset by a $0.1 million decrease in operating expenses for the first quarter of 2009, compared to the first quarter of 2008.

Income Taxes

       Under a new tax system in Jersey, Channel Islands, our tax rate is zero, and realized gains on certain investments are exempt from Jersey taxation. In the United States, we are subject to both federal and California taxes at rates up to 34% and 8.84%, respectively.

First quarter of 2009 compared to first quarter of 2008

       The $2,000 tax expense for the first quarter of 2009, and for the first quarter of 2008, is comprised of our minimum California taxes. Other than these taxes, no other tax expense or benefits were applicable to our Group for these periods. Our U.S. subsidiaries contributed a loss before income taxes of $0.3 million during the first quarter of 2009; however, we did not recognize any U.S. tax benefits due to the 100% valuation allowances that we have provided for all deferred tax assets.


CRITICAL ACCOUNTING POLICIES

       Management has identified those accounting policies that are most important to the accurate portrayal of our financial condition and results of operations and that require management's most complex or subjective judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. These most critical accounting policies pertain to our investments, revenue recognition and assumptions used to value share options granted. These critical accounting policies are described below.

Accounting for Investments

       From January 1, 2008, our primary business for financial reporting purposes is considered to be consulting in venture capital rather than life insurance and annuities. As such, our private equity investments are now carried at cost less any other-than-temporary impairments. Previously, we carried our private equity investments at fair value in accordance with Statement of Financial Accounting Standards No. 115 ("SFAS

115"), "Accounting for Certain Investments in Debt and Equity Securities.". Under paragraph 127(b) of SFAS 115, insurance companies are required to report equity securities at fair value even if they do not meet the scope criteria in paragraph 3 of SFAS 115. With respect to our private equity investments held at December 31, 2007, our best estimate of their fair value was their cost basis. Therefore, the change from an insurance company for financial reporting purposes to a consulting company as of January 1, 2008 did not have an impact on the carrying values of our private equity investments.

       For 2008 and the first quarter of 2009, because all of our private equity investments are less than 20% in the investee companies, and we do not have any significant influence on the investee companies, all such investments are accounted for in accordance with the cost method. In accordance with FASB Staff Position Nos. FAS 115-1 and FAS 124-1 ("FSP 115-1 and 124-1"), "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," we evaluate our investments for any events or changes in circumstances ("impairment indicators") that may have significant adverse effects on our investments. If impairment indicators exist, then the carrying amount of the investment is compared to its estimated fair value as determined in accordance with Statement of Financial Accounting Standards No. 157 ("SFAS 157"), "Fair Value Measurements." If any impairment is determined to be other-than-temporary, then a realized investment loss would be recognized during the period in which we make such determination.

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



Liquidity and Capital Resources

       Our cash and cash equivalents decreased during the first quarter of 2009 by $0.7 million from $13.7 milion as of December 31, 2008 to $13.0 million as of March 31, 2009. This decrease in cash and cash equivalents resulted from $0.6 million of cash used in operating activities and $0.1 million of cash used in financing activities. Cash used in operating activities resulted from the excess of operating expenses over revenues for the first quarter of 2009. Cash used in financing activities resulted from the payout of two policies that had matured during the first quarter of 2009 in LPAL. As of March 31, 2009, our cash and cash equivalents, excluding the amount held by LPAL, amounted to $1.3 million, a decrease of $0.6 million from December 31, 2008. This decrease resulted from the use of cash in operating activities.

       Shareholders' equity decreased during the first quarter of 2009 by $1.0 million from $15.0 million at December 31, 2008 to $14.0 million at March 31, 2009, due to the $1.0 million net loss for the period. As of March 31, 2009 and December 31, 2008, $62.6 million of our Ordinary Shares, at cost, held by the employee benefit trusts have been netted against shareholders' equity.

       The majority of the Group's assets, including $11.7 million in cash at March 31, 2009, were held by its life insurance and annuities business. After policy maturities in LPAL during the first quarter of 2009 totaling $63,000, there remains only one policy outstanding and two pending death claim payments at March 31, 2009. During April 2009, as approved by the JFSC, LPAL distributed $5.0 million in cash to the Company. LPAL's remaining policy of approximately $9,000 will mature in June 2009, and it intends to pay out the two pending death claims (approximately $35,000 in aggregate) by June 30, 2009. During the second quarter of 2009, the directors of LPAL submitted a Cessation of Business Plan ("COBP") to the JFSC and, subject to the satisfactory completion of the COBP, the JFSC should be able to cancel LPAL's insurance permit. At that point, LPAL will no longer be regulated by the JFSC and the Company intends to move toward the dissolution of LPAL as soon as practicable.

       As of March 31, 2009, we had no bank borrowings, guarantee obligations, material commitments outstanding for capital expenditures or additional funding for private equity portfolio companies.

       As of March 31, 2009, we had $1.3 million of cash and cash equivalents, excluding cash held by our life insurance and annuities segment. We believe that this cash balance, along with the $5.0 million in cash that LPAL distributed to the Company in April 2009, is sufficient to fund our operations (consulting in venture capital and corporate activities) over at least the next 12 months.


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


Changes in Internal Control Over Financial Reporting

       There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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



                                  BERKELEY TECHNOLOGY LIMITED
                                  (Registrant)

Date:  May 15, 2009               By:    /s/ Ian K. Whitehead

                                             Ian K. Whitehead
                                             Chief Financial Officer

                                            (Principal Financial and Accounting
                                             Officer and Duly Authorized Officer
                                             of the Registrant)