Form 10-Q
period 2009-06-30
BERKELEY TECHNOLOGY LTD
filed 2009-08-14
CIK 891377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ____________________

                                    FORM 10-Q

(Mark One)

/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2009

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


    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

    As of August 14, 2009, the registrant had outstanding 64,439,073 Ordinary Shares, par value $0.05 per share.

                                TABLE OF CONTENTS


                                     PART I

                              FINANCIAL INFORMATION

                                                                                                             Page
Item 1.    Financial Statements:

           Unaudited Condensed Consolidated Balance Sheets as of June 30, 2009 and
               December 31, 2008............................................................................    3

           Unaudited Condensed Consolidated Statements of Operations for the three and six months
               ended June 30, 2009 and 2008.................................................................    4

           Unaudited Condensed Consolidated Statements of Cash Flows for the six months
               ended June 30, 2009 and 2008.................................................................    5

           Unaudited Consolidated Statement of Changes in Shareholders' Equity for the six months
               ended June 30, 2009..........................................................................    6

           Unaudited Consolidated Statements of Comprehensive Loss for the three and six months
               ended June 30, 2009 and 2008.................................................................    7

           Notes to Unaudited Condensed Consolidated Financial Statements...................................    8

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations............   20

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.......................................   27

Item 4.    Controls and Procedures..........................................................................   27


                                     PART II

                                                  OTHER INFORMATION

Item 1A.   Risk Factors.....................................................................................   28

Item 5.    Other Information................................................................................   28

Item 6.    Exhibits.........................................................................................   28

Signature  .................................................................................................   29




                         PART I - FINANCIAL INFORMATION



Item 1.   FINANCIAL STATEMENTS



                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                 UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                      June 30,        December 31,
                                                                                        2009              2008
                                                                                   --------------    --------------
                                            ASSETS
Current assets:
   Cash and cash equivalents...................................................... $       12,213    $       13,681
   Accounts receivable, less allowances of $0 as of June 30, 2009
       and December 31, 2008......................................................            157               222
   Interest receivable............................................................              -                 1
   Prepaid expenses and deposits..................................................             73               147
                                                                                   --------------    --------------
Total current assets..............................................................         12,443            14,051

Private equity investments (at lower of cost or estimated fair value).............          1,341             1,484
Property and equipment, net of accumulated depreciation of $180 and $177
   as of June 30, 2009 and December 31, 2008, respectively........................              7                 9
                                                                                   --------------    --------------
Total assets...................................................................... $       13,791    $       15,544
                                                                                   --------------    --------------
                                                                                   --------------    --------------

                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses.......................................... $          455    $          459
   Policyholder liabilities (due in less than one year)...........................             40               106
                                                                                   --------------    --------------
Total current liabilities.........................................................            495               565
                                                                                   --------------    --------------


Commitments and contingencies (Note 7)

Shareholders' equity:
Ordinary shares, $0.05 par value per share: 86,400,000 shares authorized;
   64,439,073 shares issued and outstanding as of June 30, 2009
   and December 31, 2008..........................................................          3,222             3,222
Additional paid-in capital........................................................         67,892            67,860
Retained earnings.................................................................          5,179             6,894
Employee benefit trusts, at cost (13,522,381 shares as of
   June 30, 2009 and December 31, 2008)...........................................        (62,598)          (62,598)
Accumulated other comprehensive loss..............................................           (399)             (399)
                                                                                   --------------    --------------
Total shareholders' equity........................................................         13,296            14,979
                                                                                   --------------    --------------
Total liabilities and shareholders' equity........................................ $       13,791    $       15,544
                                                                                   --------------    --------------
                                                                                   --------------    --------------

 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share and ADS amounts)


                                                                        Three Months Ended             Six Months Ended
                                                                             June 30,                      June 30,
                                                                   ---------------------------   --------------------------
                                                                       2009           2008          2009           2008
                                                                   ------------   ------------   -----------   ------------
Revenues:
Consulting fee income............................................. $        150   $        150   $       247   $        264
Interest income...................................................            7             78            14            199
Realized investment gains (losses)................................            -              -          (200)           270
                                                                   ------------   ------------   -----------   ------------
                                                                            157            228            61            733
Expenses:
Operating expenses................................................          906            859         1,773          1,809
Amounts credited on insurance policyholder accounts...............            -              2             1              3
                                                                   ------------   ------------   -----------   ------------
                                                                            906            861         1,774          1,812
                                                                   ------------   ------------   -----------   ------------
Loss before income tax expense....................................         (749)          (633)       (1,713)        (1,079)

Income tax expense................................................            -              -             2              2
                                                                   ------------   ------------   -----------   ------------
Net loss.......................................................... $       (749)  $       (633)  $    (1,715)  $     (1,081)
                                                                   ------------   ------------   -----------   ------------
                                                                   ------------   ------------   -----------   ------------




Basic and diluted loss per share.................................. $      (0.01)  $      (0.01)  $     (0.03)  $      (0.02)
                                                                   ------------   ------------   -----------   ------------
                                                                   ------------   ------------   -----------   ------------


Basic and diluted loss per ADS.................................... $      (0.15)  $      (0.12)  $     (0.34)  $      (0.21)
                                                                   ------------   ------------   -----------   ------------
                                                                   ------------   ------------   -----------   ------------








 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

            UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                            Six Months Ended
                                                                                                June 30,
                                                                                    --------------------------------
                                                                                        2009               2008
                                                                                    -------------      -------------

Net cash used in operating activities.............................................  $      (1,406)     $     (1,057)


Cash flows from investing activities:
Proceeds from WorldCom, Inc. securities litigation settlement.....................              -                270
Capital expenditures..............................................................              -                 (2)
                                                                                    -------------      -------------
Net cash provided by investing activities.........................................              -                268
                                                                                    -------------      -------------

Cash flows from financing activities:
Insurance policyholder benefits paid..............................................            (74)                 -
                                                                                    -------------      -------------
Net cash used in financing activities.............................................            (74)                -
                                                                                    -------------      -------------

Effect of exchange rate changes on cash...........................................             12                  -
                                                                                    -------------      -------------

Net decrease in cash and cash equivalents.........................................         (1,468)              (789)
Cash and cash equivalents at beginning of period..................................         13,681             14,568
                                                                                    -------------      -------------
Cash and cash equivalents at end of period .......................................  $      12,213      $      13,779
                                                                                    -------------      -------------
                                                                                    -------------      -------------




Supplemental disclosure of non-cash investing activities:
Exchange of receivable from consulting client for additional private
   equity investment in consulting client.........................................  $          57      $           -






 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                                             Accumulated
                                                                                                Other
                                   Ordinary Shares     Additional                Employee      Compre-        Total
                                --------------------    Paid-in     Retained      Benefit      hensive     Shareholders'
                                   Number    Amount     Capital     Earnings      Trusts        Loss          Equity
                                --------------------   ----------  ----------   ----------   -----------   -----------

Balance as of
   December 31, 2008............   64,439   $  3,222   $   67,860  $    6,894   $  (62,598)  $      (399)  $    14,979

Net loss........................        -          -            -      (1,715)           -             -        (1,715)
Share based compensation,
   including income tax
   effect of $0.................        -          -           32           -            -             -            32

                                ---------   --------   ----------  ----------   ----------   -----------   -----------
Balance as of
   June 30, 2009................   64,439   $  3,222   $   67,892  $    5,179   $  (62,598)  $      (399)  $    13,296
                                ---------   --------   ----------  ----------   ----------   -----------   -----------
                                ---------   --------   ----------  ----------   ----------   -----------   -----------







 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

             UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                 (In thousands)

                                                                       Three Months Ended            Six Months Ended
                                                                              June 30,                   June 30,
                                                                   ---------------------------   --------------------------
                                                                       2009           2008          2009          2008
                                                                   ------------   ------------   -----------   ------------

Net loss.......................................................... $       (749)  $       (633)  $    (1,715)  $     (1,081)


Other comprehensive income........................................            -              -             -              -
                                                                   ------------   ------------   -----------   ------------
Comprehensive loss................................................ $       (749)  $       (633)  $    (1,715)  $     (1,081)
                                                                   ------------   ------------   -----------   ------------
                                                                   ------------   ------------   -----------   ------------







 See accompanying Notes which are an integral part of these Unaudited Condensed
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2009

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

       As the level of consulting fees earned by the Company is expected to be volatile depending on the nature and extent of consulting work at any point in time, the results for the six month period ended June 30, 2009 may not be indicative of the results to be expected for the full fiscal year.

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

       The majority of the Group's assets at December 31, 2008 were held by its life insurance and annuities business. After policy maturities in LPAL during the first six months of 2009 totaling $74,000, there were no policies outstanding at June 30, 2009. However, as of that date, two death claims (approximately $40,000 in aggregate) were still pending distribution. The Group expects these distributions to be made in the third quarter of 2009. During the second quarter of 2009, as approved by the Jersey Financial Services Commission ("JFSC"), LPAL distributed a total of $9.0 million in cash to the Company. Also during the second quarter of 2009, the directors of LPAL submitted a Cessation of Business Plan ("COBP") to the JFSC and, subject to the satisfactory completion of the COBP, the JFSC should be able to cancel LPAL's insurance permit. At that point, LPAL will no longer be regulated by the JFSC and the Company will move toward the dissolution of LPAL as soon as practicable.

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

Recently Issued Accounting Pronouncements

       In February 2008, the Financial Accounting Standards Board ("FASB") issued FASB Staff Position No. FAS 157-2 ("FSP FAS 157-2"), "Effective Date of FASB Statement No. 157," which delayed the effective date of Statement of Financial Accounting Standards No. 157 ("SFAS 157"), "Fair Value Measurements," to fiscal years ending after November 15, 2008 for non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of FSP FAS 157-2 as of January 1, 2009 did not have an impact on the Company's financial position or results of operations.

       In April 2009, the FASB issued three FASB Staff Positions ("FSPs") that were intended to provide additional application guidance and enhanced disclosures regarding fair value measurements and impairments of securities. FSP No. 157-4, "Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly," provides additional guidelines for estimating fair value in accordance with SFAS 157. FSP No. 115-2, "Recognition and Presentation of Other-Than-Temporary Impairments," changes existing accounting requirements for other-than-temporary impairment ("OTTI") for debt securities by replacing the current requirement that a holder have the positive intent and ability to hold an impaired security to recovery in order to conclude an impairment was temporary with a requirement that an entity conclude it does not intend to sell an impaired security and it will not be required to sell the security before the recovery of its amortized cost basis. FSP No. 107-1 and Accounting Principles Board ("APB") Opinion No. 28-1, "Interim Disclosures about Fair Value of Financial Instruments," increases the frequency of fair value disclosures. These FSPs are effective for fiscal years and interim periods ending after June 15, 2009. The adoption of these FSPs did not have an impact on the Company's consolidated financial statements.

       In December 2007, the FASB issued Statement of Financial Accounting Standards No. 160 ("SFAS 160"), "Noncontrolling Interests in Consolidated
Financial Statements, an amendment of ARB No. 51." SFAS 160 amends ARB 51 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary, which is sometimes referred to as a minority interest, is an ownership interest in the consolidated entity that should be  reported  in the equity  section of the  balance  sheet.  Among other requirements, the statement requires that the consolidated net income attributable to the parent and the noncontrolling interest be clearly identified and presented on the face of the consolidated income statement. SFAS 160 is effective for fiscal

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES years beginning on or after December 15, 2008. The adoption of SFAS 160 effective January 1, 2009 did not have an impact on the Company's consolidated financial statements.

       In  April  2009,  the  FASB  issued  Statement  of  Financial  Accounting
Standards No. 165 ("SFAS 165"), "Subsequent Events." SFAS 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The Company adopted SFAS 165 for the quarter ended June 30, 2009. The adoption of SFAS 165 did not have an impact on the Company's consolidated financial statements. See Note 10 to the accompanying condensed consolidated financial statements for the related disclosure.

       In June 2009, the FASB issued Statement of Financial Accounting Standards No. 168 ("SFAS 168"), "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles." SFAS 168 identifies the FASB Accounting Standards Codification as the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not expect the adoption of SFAS 168 to have a material impact on its consolidated financial statements.


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

       For the three and six month periods ended June 30, 2009 and 2008, there were no "in-the-money" options or warrants, and therefore no potentially dilutive securities. As a result, if the Company had reported net income for these periods, diluted loss per share would be the same as basic loss per share.

       Earnings (loss) per ADS is equivalent to ten times earnings (loss) per Ordinary Shares.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       A reconciliation of the numerators and denominators for the basic and diluted earnings (loss) per share calculations is as follows:

                                                                        Three Months Ended            Six Months Ended
                                                                            June 30,                     June 30,
                                                                   ---------------------------   --------------------------
                                                                       2009           2008          2009          2008
                                                                   ------------   ------------   -----------   ------------
                                                                                  (In thousands, except per
                                                                                    share and ADS amounts)

Net loss.......................................................... $       (749)  $       (633)  $    (1,715)  $     (1,081)
                                                                   ------------   ------------   -----------   ------------
                                                                   ------------   ------------   -----------   ------------
Basic and diluted loss per share and ADS:
Weighted-average number of Ordinary Shares outstanding,
   excluding shares held by the employee benefit trusts...........       50,917         50,917        50,917         50,917
                                                                   ------------   ------------   -----------   ------------
                                                                   ------------   ------------   -----------   ------------

Basic and diluted  loss per share................................. $      (0.01)  $      (0.01)  $     (0.03)  $      (0.02)
                                                                   ------------   ------------   -----------   ------------
                                                                   ------------   ------------   -----------   ------------


Basic and diluted loss per ADS.................................... $      (0.15)  $      (0.12)  $     (0.34)  $      (0.21)
                                                                   ------------   ------------   -----------   ------------
                                                                   ------------   ------------   -----------   ------------


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

       As of June 30, 2009 and December 31, 2008, the Group's only investments were private equity securities.

       For 2008 and the first six months of 2009, because all of the Group's private equity investments are less than 20% in the investee companies, and the Group does not have any significant influence on the investee companies, all such investments are accounted for in accordance with the cost method. In accordance with FASB Staff Position Nos. FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments," the Group's management evaluates the Group's investments for any events or changes in circumstances ("impairment indicators") that may have significant adverse effects on the Group's investments. If impairment indicators exist, then the carrying amount of the investment is compared to its estimated fair value as determined in accordance with SFAS 157. If any impairment is determined to be other-than-temporary, then a realized investment loss would be recognized during the period in which such determination is made by the Group's management.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). SFAS 157 has also established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. See Note 4 "Fair Value of Financial Instruments" below for the three levels of the SFAS 157 hierarchy. Level 3 inputs apply to the determination of fair value for the Group's private equity investments. These are unobservable inputs where the determination  of  fair  values  of  investments  requires  the  application  of significant judgment. As discussed above, from January 1, 2008, only other-than-temporary impairments will be recognized and the carrying value of a private equity investment cannot be increased above its cost unless the investee company completes an initial public offering or is acquired. During the first quarter of 2009, the Group determined that impairment indicators existed for one of its private equity investments, and then determined that the impairment was other-than-temporary. The Group recognized a realized investment loss in its consolidated statement of operations of $200,000 on this investment as of the end of March 2009. During the second quarter of 2009, the Group determined that no impairment indicators existed for its private equity investments. It is possible that the factors evaluated by management and fair values will change in subsequent periods, resulting in material impairment charges in future periods.

Investment Concentration and Risk

       As of June 30, 2009, the Group's investments consisted of three private corporate equity securities with individual carrying values of less then 10% of the Group's shareholders' equity. One of these investments, with a carrying value of $357,000, is in preferred stock of a technology company that was a consulting client of BICC until February 2009. Another investment, with a carrying value of $140,000, is in preferred stock of another technology company that was a consulting client of BICC in prior years. The third investment has a carrying value of $844,000 and is in preferred stock of a technology company.

       As  of  June  30,  2009,  the  Company's   Jersey  based  life  insurance
subsidiary, LPAL, owned 90% of the Group's $1.3 million in private equity securities. LPAL is a regulated insurance company, and as such it must meet stringent capital adequacy requirements and no transfers, except in satisfaction of long-term business liabilities, are permitted from its long-term insurance fund without the consent of LPAL's directors and actuary. LPAL's investments are not currently available to fund the operations or commitments of the Company or its other subsidiaries. However, as discussed above in Note 1, during the second quarter of 2009, the directors of LPAL submitted a Cessation of Business Plan ("COBP") to the JFSC and, subject to the satisfactory completion of the COBP, the JFSC should be able to cancel LPAL's insurance permit. At that point, LPAL will no longer be regulated by the JFSC and the Company will move toward the dissolution of LPAL as soon as practicable.

Realized Investment Gains and Losses

       In the first six months of 2008, the Company recorded a realized investment gain of $270,000, representing the final distribution from the WorldCom, Inc. securities litigation. LPAL held certain WorldCom, Inc. publicly traded bonds which it sold at a loss in 2002. This $270,000 payment, in addition to the $1.2 million initial payment received from the WorldCom securities litigation in January 2007, reverses part of LPAL's realized loss recorded in 2002.

       In December 2008, LPAL received a $1.37 million partial distribution from the Enron Corporation securities litigation. LPAL held certain Enron Corporation publicly traded bonds which it sold at a loss in 2002. This payment recovers part of LPAL's realized loss on the Enron Corporation bonds recognized in 2002. LPAL expects to receive the final Enron distribution in the second half of 2009, but the amount of this final distribution is currently uncertain.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       As disclosed above, during the first quarter of 2009, the Group determined that impairment indicators existed for one of LPAL's private equity investments, and then determined that the impairment was other-than-temporary. The Group recognized a realized investment loss in its consolidated statement of operations of $200,000 on this investment during the first quarter of 2009. In both the third quarter of 2008 and the fourth quarter of 2008, other-than-temporary impairment losses of $250,000 in each quarter were recognized in the Group's consolidated statement of operations on this same private equity investment. During the second quarter of 2009, the Group determined that no impairment indicators existed for its private equity investments.


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

       Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that are accessible by the Company. During the six months ended June 30, 2009, the Company's Level 1 assets included money market mutual funds which are included in cash and cash equivalents in the condensed consolidated balance sheets. As of June 30, 2009, the Company had $8,101,000 in U.S. money market mutual funds, compared to $328,000 as of December 31, 2008.

       Level 2 - Inputs include quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly. During the six months ended June 30, 2009, the Company held no Level 2 assets.

       Level 3 - Unobservable inputs for the asset or liability including significant assumptions of the Company and other market participants. As of June 30, 2009 and December 31, 2008, the Group held $1,341,000 and $1,484,000, respectively, of private equity investments which are carried at cost, as adjusted for other-than- temporary impairments. In order to determine if any other-than-temporary impairments exist, the Group must first determine the fair values of its private equity investments using Level 3 unobservable inputs, including the analysis of various financial, performance and market factors. During the six months ended June 30, 2009, the Group recognized an other-than-temporary impairment loss of $200,000 on one of its private equity investments. In determining the fair value estimate of this investment, the Group's management considered the investee company's liquidity issues, the less favorable business environment, and the dilution in liquidity preferences for the preferred stock that the Group holds subsequent to a bridge financing that closed in May 2009.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       The change in carrying value of the Group's private equity investments, all of which have Level 3 inputs in the SFAS 157 hierarchy, for the six months ended June 30, 2009 was as follows:

                                                                                                     (In thousands)

Balance at December 31, 2008.......................................................................    $     1,484

Realized investment loss included in earnings in the first quarter of 2009 determined by considering
   fair value measurements using significant unobservable inputs (Level 3).........................           (200)

 Additional investment in one the Group's private equity holdings..................................             57
                                                                                                       -----------
Balance at June 30, 2009...........................................................................    $     1,341
                                                                                                       -----------
                                                                                                       -----------

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

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

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

       In November 2005, the FASB issued Staff Position No. FAS 123(R)-3 ("FSP 123R-3"), "Transition Election Related to Accounting for the Tax Effects of Share-Based Payments." The Company elected to adopt the alternative transition method provided in FSP 123R-3 for calculating the tax effects of share based compensation under SFAS 123R. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of share based compensation, and for determining the subsequent impact on the APIC pool and consolidated statements of cash flows of the tax effects of share based compensation awards that are outstanding upon adoption of SFAS 123R.

       SFAS 123R requires companies to estimate the fair value of share based payment awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statement of operations.

       Share based compensation expense recognized in the Company's consolidated statement of operations for the three and six months ended June 30, 2009 and 2008 includes compensation expense for share options granted prior to, but not yet vested as of December 31, 2005, as well as compensation expense for 4,500,000 share options granted to employees and directors on March 27, 2007, and 3,450,000 share options granted to employees and directors on August 20, 2008. No share options have been granted since August 20, 2008. SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share based compensation expense calculated in accordance with SFAS 123R is to be based on awards ultimately expected to vest, and therefore the expense should be reduced for estimated forfeitures. The Company's estimated forfeiture rate of zero percent for the first six months of 2009 and 2008 was based upon the fact that all unvested options related to longstanding employees and directors. However, in September 2008, an employee gave notice of his resignation effective at the end of October 2008. As such, 2,900,000 unvested options were forfeited on October 31, 2008. As these forfeitures were expected as of September 30, 2008, share based compensation expense was reduced in the third quarter of 2008 by $18,000. This represents the reversal of share based compensation expense amortization through the third quarter of 2008 related to the 2,900,000 unvested and forfeited options. In August 2008, the Company gave notice to its Chief Financial Officer that his current employment agreement would end on June 30, 2009. As a result, this employee forfeited 500,000 options that were unvested as of June 30, 2009. The Company's net share based compensation expense for 2008 and for the first quarter of 2009 was not impacted by the expected forfeiture of these 500,000 options; however, share based compensation expense for the second quarter of 2009 was reduced by $4,056, and share based compensation expense for future quarters through the first quarter of 2011 will be reduced by this amount. Despite the departure of these two employees, the Group's management continues to believe that a zero percent forfeiture rate for future periods is appropriate.

       SFAS 123R requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. As there were no share option exercises during 2008 or the first six months of 2009, the Company had no related tax benefits during those periods. Prior to the adoption of SFAS 123R, those tax benefits would have been reported as operating cash flows had the Company received any tax benefits related to option exercises.

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

Valuation and Expense Information Under SFAS 123R

       The estimated fair value of share option compensation awards to employees and directors, as calculated using the Black-Scholes option pricing model as of the date of grant, is amortized using the straight-line method over the vesting period of the options. For the three months ended June 30, 2009 and 2008, compensation expense related to share options under SFAS 123R totaled $13,000 and $22,000, respectively, and is included in operating expenses in the accompanying statement of operations. For the six months ended June 30, 2009 and 2008, compensation expense related to share options under SFAS 123R totaled $32,000 and $44,000, respectively.

       On March 27 2007, 4,500,000 options were granted to employees and directors at an exercise price equal to the fair market value of the underlying shares on the grant date which was $0.10. These options were valued using the Black-Scholes option pricing model using the following assumptions: expected share price volatility of 66%, risk-free interest rate of 4.52%, weighted average expected life of 6.25 years and expected dividend yield of zero percent. The fair value of the 4,500,000 options was $292,000. During 2007, 50,000 of these options were forfeited. As discussed above, on August 19, 2008, the exercise price of the remaining 4,450,000 options was modified from $0.10 to $0.31, the net book value per share as of December 31, 2006. The fair value of the modified options was determined to be $160,000, calculated using the Black-Scholes option pricing model using the following assumptions: expected share price volatility of 99%, risk-free interest rate of 3.04%, weighted average expected life of 4.85 years and expected dividend yield of zero percent. Using these same assumptions, the fair value of the original 4,450,000 options immediately prior to the exercise price modification was calculated to be $216,000. As the fair value of the modified options is less than the fair value of the original options immediately before the exercise price modification, under SFAS123R, there is no incremental cost resulting from the modification and therefore the original grant date fair value will continue to be amortized over the remaining vesting schedule to March 27, 2011, less the value of any actual or expected forfeitures of unvested options.

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

       During 2008, 1,362,500 options became vested, 3,450,000 options were granted, 3,400,000 were forfeited and no options were exercised. During the first quarter of 2009, 612,500 options became vested, and no options were granted, forfeited or exercised. During the second quarter of 2009, 250,000 options became vested, 500,000 unvested options were forfeited, and no options were granted or exercised. At June 30, 2009, there were 9,175,000 options outstanding with a weighted-average exercise price of $1.61. There were no in-the-money options outstanding at that date. Of the outstanding options, 6,400,000 were exercisable at June 30, 2009, and these have a weighted-average exercise price of $2.18. The remaining 2,775,000 options were

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES unvested at June 30, 2009. These unvested options have a weighted-average exercise price of $0.30. As of June 30, 2009, total unrecognized compensation expense related to unvested share options was $111,000, which is expected to be recognized as follows: $23,000 in the last six months of 2009, $46,000 in 2010, $28,000 in 2011 and $14,000 in 2012. On July 31, 2009, 2,700,000 vested options with a weighted-average exercise price of $0.45 were forfeited by the Company's Chief Financial Officer whose employment ended on June 30, 2009 as discussed above.

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

       The Company's management believes that its income tax positions would be sustained upon examination by appropriate taxing authorities based on the technical merits of such positions, and therefore the Company has not provided for any unrecognized tax benefits at the adoption date, and there has been no change to the $0 unrecognized tax benefits from January 1, 2007 through June 30, 2009. In general, the Company's tax returns remain subject to examination by taxing authorities for the tax years 2004 through 2007, and for 2008 once the returns are filed.

       During the third quarter of 2008, the Internal Revenue Service issued a private letter ruling that the Group's U.S. holding company, Berkeley (USA) Holdings Limited ("BUSA"), should include London Pacific Life & Annuity Company in Liquidation ("LCL") in its federal consolidated tax returns for tax years commencing with 2005. LCL is not considered a variable interest entity within the scope of FASB Interpretation No. 46 (Revised), "Consolidation of Variable Interest Entities," which interprets Accounting Research Bulletin No. 51, "Consolidated Financial Statements." BUSA holds the common stock of LCL but BUSA does not have any voting or management control over LCL. The financial statements of LCL have not been included in the Company's consolidated financial statements and they will not be included in the future. The Group will be filing amended federal consolidated tax returns for 2005 through 2007 during 2009, and the Group's management believes that the inclusion of LCL in the federal consolidated tax returns of BUSA for 2005 through 2008 will result in insignificant tax liabilities for the Group. As of the end of 2007, LCL has approximately $59 million of net operating loss carryforwards and approximately $74 milllion of capital loss carryforwards. The Group's management believes that these loss carryforwards should be sufficient to offset any taxable income of LCL in the foreseeable future and that any resulting tax liabilities (e.g., alternative minimum tax) will not be material. In addition, future taxable income generated by LCL also could be offset with BUSA's carryforward net operating or capital losses, if any, and with BUSA's current net operating or capital losses, if any. Alternatively, BUSA's future taxable income could be offset with LCL's carryforward or current net operating or capital losses, if any. BUSA and LCL have signed a tax allocation and sharing agreement dated March 18, 2009. Under this agreement, any benefit to BUSA of utilizing the tax losses of LCL to offset BUSA's separate taxable income in BUSA's federal consolidated tax returns should BUSA not have any of its own carryforward losses will be paid by BUSA to LCL, and any benefit to LCL of utilizing the tax

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES losses of BUSA to offset LCL's separate taxable income in BUSA's federal consolidated tax returns should LCL not have any of it own carryforward losses will be paid by LCL to BUSA. Any tax liabilities, including alternative minimum taxes, created by the inclusion of LCL in the federal consolidated tax returns of BUSA will be paid by LCL either directly to the U.S. Internal Revenue Service ("IRS") or reimbursed to BUSA by LCL if payment is made to the IRS by BUSA. For purposes of computing allocable federal income tax liability, BUSA will allocate taxable income brackets and exemptions on a pro-rated basis among members of the affiliated tax group.


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

       Under its Memorandum and Articles of Association, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company maintains directors and officers' liability insurance that limits the Company's exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of June 30, 2009.

       The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, clients and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions sometime include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company believes the estimated fair value of these agreements is minimal as historically, no payments have been made by the Company under these indemnification obligations. Accordingly, the Company has no liabilities recorded for these agreements as of June 30, 2009.


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

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       Summary revenue and investment gain (loss) information by geographic segment, based on the domicile of the Group company generating those revenues, is as follows:

                                                                       Three Months Ended            Six Months Ended
                                                                            June 30,                     June 30,
                                                                   ---------------------------   --------------------------
                                                                       2009           2008           2009         2008
                                                                   ------------   ------------   -----------   ------------
                                                                                        (In thousands)

Jersey............................................................ $          5   $         69   $      (190)  $        440
United States.....................................................          152            159           251            293
                                                                   ------------   ------------   -----------   ------------
Consolidated revenues and net investment
   gains.......................................................... $        157   $        228   $        61   $        733
                                                                   ------------   ------------   -----------   ------------
                                                                   ------------   ------------   -----------   ------------



       Revenues and loss before income tax expense for the Company's reportable operating segments, based on management's internal reporting structure, were as follows:

                                                                        Three Months Ended            Six Months Ended
                                                                            June 30,                     June 30,
                                                                   ---------------------------   --------------------------
                                                                       2009           2008           2009          2008
                                                                   ------------   ------------   -----------   ------------
                                                                                        (In thousands)

Revenues and net investment gains (losses):
Consulting in venture capital .................................... $        150   $        150   $       247   $        264
Life insurance and annuities .....................................            4             60          (191)           417
                                                                   ------------   ------------   -----------   ------------
                                                                            154            210            56            681
Reconciliation of segment amounts to consolidated amounts:
Interest income...................................................            3             18             5             52
                                                                   ------------   ------------   -----------   ------------
Consolidated revenues and net investment
   gains.......................................................... $        157   $        228   $        61   $        733
                                                                   ------------   ------------   -----------   ------------
                                                                   ------------   ------------   -----------   ------------

Income (loss) before income taxes:
Consulting in venture capital..................................... $       (156)  $       (199)  $      (376)  $       (453)
Life insurance and annuities .....................................          (76)           (36)         (346)           226
                                                                   ------------   ------------   -----------   ------------
                                                                           (232)          (235)         (722)          (227)
Reconciliation of segment amounts to consolidated amounts:
Interest income ..................................................            3             18             5             52
Corporate expenses ...............................................         (520)          (416)         (996)          (904)
                                                                   ------------   ------------   -----------   ------------
Consolidated loss before income tax expense....................... $       (749)  $       (633)  $    (1,713)  $     (1,079)
                                                                   ------------   ------------   -----------   ------------
                                                                   ------------   ------------   -----------   ------------

Note 9.   Client Concentration

       The Group's revenues are from a limited number of clients. In the first six months of 2009, the Group's largest consulting client accounted for 67% of its consulting revenues, and another client accounted for 26% of its consulting revenues.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Note 10.   Subsequent Events

           Subsequent events have been evaluated to August 14, 2009, the date the condensed consolidated financial statements were issued. No events have occurred since June 30, 2009 that would require adjustment to, or disclosure in, the condensed consolidated financial statements.



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

RESULTS OF OPERATIONS BY BUSINESS SEGMENT

Consulting in Venture Capital

       Certain  information   regarding  our  consulting  segment's  results  of
operations is as follows:

                                                                        Three Months Ended            Six Months Ended
                                                                            June 30,                     June 30,
                                                                   ---------------------------   --------------------------
                                                                       2009           2008           2009          2008
                                                                   ------------   ------------   -----------   ------------
                                                                                        (In thousands)

Revenues:
Consulting fees................................................... $        150   $        150   $       247   $        264
                                                                   ------------   ------------   -----------   ------------
Total revenues ...................................................          150            150           247            264

Operating expenses................................................          306            349           623            717
                                                                   ------------   ------------   -----------   ------------
Loss before income tax expense.................................... $       (156)  $       (199)  $      (376)  $       (453)
                                                                   ------------   ------------   -----------   ------------
                                                                   ------------   ------------    ----------   ------------


Second quarter of 2009 compared to second quarter of 2008

       In the second quarter of 2009, the consulting segment contributed a loss before income taxes of $156,000 to our overall loss before income taxes, compared to a loss before income taxes of $199,000 in the second quarter of 2008. The losses for both periods were attributable to an excess of fixed operating expenses over consulting fee revenues. Consulting fees remained flat in the second quarter of 2009, compared to the second quarter of 2008. The lower operating expenses for the current quarter reflect the departure of one employee during the fourth quarter of 2008, partially offset by higher office rent beginning in November 2008.

       BICC's typical client is a Silicon Valley technology company or a large international telecommunications company. Our objective has been to use consulting revenues to finance the development of large telecommunications company relationships in Europe and Asia, which has led to several equity investments by a client with additional fees for work performed by BICC. Given the challenges we face in the current economic environment, the level of consulting fees is expected to be volatile depending on the nature and extent of our work at any point in time. We are actively seeking new clients and business opportunities.

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

First six months of 2009 compared to first six months of 2008

       In the first six months of 2009, the consulting segment contributed a loss before income taxes of $376,000 to our overall loss before income taxes, compared to a loss before income taxes of $453,000 in the first six months of 2008. The losses for both periods were attributable to an excess of fixed operating expenses over consulting fee revenues. Consulting fees remained essentially flat in the first six months of 2009, compared to the first six months of 2008. The lower operating expenses for the first six months of 2009 reflect the departure of one employee during the fourth quarter of 2008, partially offset by higher office rent beginning in November 2008.

Life Insurance and Annuities

       Certain information regarding our life insurance and annuities segment's results of operations is as follows:

                                                                        Three Months Ended            Six Months Ended
                                                                            June 30,                     June 30,
                                                                   ---------------------------   --------------------------
                                                                       2009           2008           2009          2008
                                                                   ------------   ------------   -----------   ------------
                                                                                        (In thousands)

Revenues and net investment gains (losses):
Investment income................................................. $          4   $         60   $         9   $        147
Net realized investment gains (losses)............................            -              -          (200)           270
                                                                  -------------   ------------   -----------   ------------
Total revenues and net investment gains (losses)..................            4             60          (191)           417

Expenses:
Amounts credited on insurance policyholder accounts...............            -              2             1              3
General and administrative expenses...............................           80             94           154            188
                                                                   ------------   ------------   -----------   ------------
Total expenses....................................................           80             96           155            191
                                                                   ------------   ------------   -----------   ------------
Income (loss) before income tax expense........................... $        (76)  $        (36)  $      (346)  $        226
                                                                   ------------   ------------   -----------   ------------
                                                                   ------------   ------------   -----------   ------------



       LPAL's policyholder liabilities fell from $144,000 at June 30, 2008 to $40,000 at June 30, 2009 due to exchange rate changes and to three policy maturities totaling $74,000 in the first six months of 2009. LPAL now has no policies outstanding but has two pending death claim payments (approximately $40,000 in aggregate) as of June 30, 2009. We expect these two distributions to be made in the third quarter of 2009. LPAL has submitted a Cessation of Business Plan ("COBP") to the JFSC and, subject to the satisfactory completion of the COBP, the JFSC should be able to cancel LPAL's insurance permit. At that point, LPAL will no longer be regulated by the JFSC and we will move toward the dissolution of LPAL as soon as practicable.

Second quarter of 2009 compared to second quarter of 2008

       In the second quarter of 2009, LPAL contributed a loss before income taxes of $76,000 to our overall loss before income taxes, compared to a loss before income taxes of $36,000 in the second quarter of 2008. This $40,000 higher loss before income taxes is attributable to the decrease in interest income on bank deposits caused by significantly lower interest rates, as well as to lower cash balances subsequent to LPAL returning $5.0 million of capital to the Company in April 2009, as pre-approved by the JFSC.

       LPAL's total assets decreased to $3.8 million as of June 30, 2009, compared to $12.9 million as of March 31, 2009, due to the $5.0 million return of capital to the Company in April 2009, the $4.0 million return of capital to the Company on June 30, 2009, both as pre-approved by the JFSC, and the $0.1 million of operating expenses for the quarter. Investment income will decline even further in future periods due to this reduction of cash in LPAL.

       We expect operating expenses in LPAL for the remainder of 2009 to decline as we move toward dissolution of the company as discussed above.

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

First six months of 2009 compared to first six months of 2008

       In the first six months of 2009, LPAL contributed a loss before income taxes of $346,000 to our overall loss before income taxes, compared to income before income taxes of $226,000 in the first six months of 2008. This $572,000 swing in results is attributable to the $138,000 decrease in interest income on bank deposits caused by significantly lower interest rates, as well as to lower cash balances subsequent to LPAL returning $5.0 million of capital to the Company in April 2009 (as pre-approved by the JFSC), and to a $0.2 million other-than-temporary impairment write-down on one of LPAL's private equity investments during the first six months of 2009, versus a $270,000 realized investment gain in the first six months of 2008 due to the receipt of the final distribution from the WorldCom, Inc. securities litigation. LPAL held certain WorldCom, Inc. publicly traded bonds which it sold at a loss in 2002. This payment, as well as the initial distribution of $1.2 million received in January 2007, reverses part of the realized losses recorded on WorldCom in 2002.

Corporate and Other

Second quarter of 2009 compared to second quarter of 2008

       Corporate expenses increased by $0.1 million in the second quarter of 2009 to $0.5 million, compared to $0.4 million in the second quarter of 2008. The second quarter of 2009 includes increased corporate staff costs of $0.1 million paid to our Chief Financial Officer, Mr. Ian K. Whitehead, under an agreement dated August 12, 2008. Under that agreement, the Company gave notice to Mr. Whitehead that his employment agreement would end on June 30, 2009. Reference is made to Exhibit 10.3.1 to the Company's Form 10-K for the year ended December 31, 2000 for a copy of Mr. Whitehead's employment agreement and to the Company's Proxy Statement dated April 29, 2008 for a description of his salary waiver of May 2003. The Company's consolidated operating expenses for the 12-month period ended June 30, 2009 increased by approximately $0.6 million due to Mr. Whitehead's agreement.

First six months of 2009 compared to first six months of 2008

       Corporate expenses for the first six months of 2009 increased by $0.1 million to $1.0 million, compared to $0.9 million for the first six months of 2008. However, the first six months of 2008 includes the write-off of $0.1 million in web development costs paid to a third party vendor subsequent to our decision not to go forward with a web based project. The first half of 2009 includes increased corporate staff costs of $0.3 million paid to our Chief Financial Officer, Mr. Ian K. Whitehead, as discussed above. Corporate expenses for future quarters will be reduced by approximately $0.2 million per quarter due to the departure of Mr. Whitehead from the Company on June 30, 2009.

Consolidated Loss Before Income Tax Expense

Second quarter of 2009 compared to second quarter of 2008

       Our consolidated loss before income tax expense was $749,000 in the second quarter of 2009, compared to $633,000 in the second quarter of 2008. This higher loss of $116,000 was due to lower interest income of $71,000, and an increase of $47,000 in operating expenses. As discussed above, significantly lower interest rates caused the decline in interest income. The increase in operating expenses was attributable to the severance costs paid to our Chief Financial Officer as discussed above, partially offset by the staff cost savings related to an employee that left the Company in the fourth quarter of 2008.

First six months of 2009 compared to first six months of 2008

       Our consolidated loss before income tax expense was $1.7 million for the first six months of 2009, compared to $1.1 million for the first six months of 2008. This higher loss of $634,000 was primarily due to the $470,000 swing in realized investment losses versus gains, as explained above. In addition, interest income decreased by $185,000 due to significantly lower interest rates in the first six months of 2009, compared to the first six months of 2008.

Income Taxes

       Under a new tax system in Jersey, Channel Islands, our tax rate is zero, and realized gains on certain investments are exempt from Jersey taxation. In the United States, we are subject to both federal and California taxes at rates up to 34% and 8.84%, respectively.

Second quarter of 2009 compared to second quarter of 2008

       We had no tax expense and we did not recognize any tax benefits related to operating loss carryforwards in the second quarter of 2009, as was the case in the second quarter of 2008.

First six months of 2009 compared to first six months of 2008

       The $2,000 tax expense for the first six months of 2009, and for the first six months of 2008, is comprised of our minimum California taxes. Other than these taxes, no other tax expense or benefits were applicable to our Group for these periods. Our U.S. subsidiaries contributed a loss before income taxes of $0.2 million during the first six months of 2009; however, we did not recognize any U.S. tax benefits due to the 100% valuation allowances that we have provided for all deferred tax assets.


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


Liquidity and Capital Resources

       Our cash and cash equivalents decreased during the first six months of 2009 by $1.5 million from $13.7 million as of December 31, 2008 to $12.2 million as of June 30, 2009. This decrease in cash and cash equivalents resulted from $1.4 million of cash used in operating activities and $0.1 million of cash used in financing activities. Cash used in operating activities resulted from the excess of operating expenses over revenues for the first six months of 2009. Cash used in financing activities resulted from the payout of three policies that had matured during the first six months of 2009 in LPAL. As of June 30, 2009, our cash and cash equivalents, excluding the amount held by LPAL, amounted to $9.6 million, an increase of $7.7 million from December 31, 2008. This increase resulted from the $9.0 million of capital released back to the Company from LPAL, offset by the use of cash in operating activities.

       Shareholders' equity decreased during the first six months of 2009 by $1.7 million from $15.0 million at December 31, 2008 to $13.3 million at June 30, 2009, due to the $1.7 million net loss for the period. As of June 30, 2009 and December 31, 2008, $62.6 million of our Ordinary Shares, at cost, held by the employee benefit trusts have been netted against shareholders' equity.

       LPAL held $2.6 million of the Group's $12.2 million of cash at June 30, 2009. After policy maturities in LPAL during the first six months of 2009 totaling $74,000, there were no policies outstanding at June 30, 2009. However, as of that date, two death claims (approximately $40,000 in aggregate) were still pending distribution. We expect these distributions to be made in the third quarter of 2009. During the second quarter of 2009, as approved by the JFSC, LPAL distributed a total of $9.0 million in cash to the Company. Also during the second quarter of 2009, the directors of LPAL submitted a Cessation of Business Plan ("COBP") to the JFSC and, subject to the satisfactory completion of the COBP, the JFSC should be able to cancel LPAL's insurance permit. At that point, LPAL will no longer be regulated by the JFSC and the Company will move toward the dissolution of LPAL as soon as practicable.

       As of June 30, 2009, we had no bank borrowings, guarantee obligations, material commitments outstanding for capital expenditures or additional funding for private equity portfolio companies.

       As of June 30, 2009, we had $9.6 million of cash and cash equivalents, excluding cash held by our life insurance and annuities segment. We believe that this cash balance is sufficient to fund our operations (consulting in venture capital and corporate activities) over at least the next 12 months.


Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Not required.


Item 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

       Our company's management, with the participation of our Chief Executive Officer, who is also our Prinicpal Financial Officer (see "Changes in Internal Control Over Financial Reporting" below), evaluated the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this Report (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer/Principal Financial Officer, has concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

       Our management, including our Chief Executive Officer/Principal Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.


Changes in Internal Control Over Financial Reporting

       There were no changes in our internal controls over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

       On August 12, 2008, the Company gave notice to our Chief Financial Officer, Mr. Ian K. Whitehead, that his employment agreement would end on June 30, 2009. Subsequent to Mr. Whitehead's departure on June 30, 2009, the internal control procedures previously performed by Mr. Whitehead were transferred to our Executive Chairman and to our Company Secretary. On August 12, 2009, Mr. Arthur
I. Trueger, our Executive Chairman, was appointed by the Company's board of directors as the Company's Principal Financial Officer.

                           PART II - OTHER INFORMATION

Item 1A.   RISK FACTORS

       Not required.


Item 5.   OTHER INFORMATION

       As disclosed in Item 5 "Other Information" in our Form 10-Q for the quarter ended June 30, 2008 filed with the SEC on August 14, 2008, the Company gave notice on August 12, 2008 to Mr. Ian K. Whitehead, Chief Financial Officer, that his employment agreement would end on June 30, 2009.

       Subsequent to Mr. Whitehead's departure on June 30, 2009, the Company's board of directors on August 12, 2009, appointed Mr. Arthur I. Trueger as the Company's Principal Financial Officer. Background information on Mr. Trueger may be found in the Company's Proxy Statement filed with the SEC on April 29, 2009.


Item 6.    EXHIBITS

       The following exhibits are filed herewith:

Exhibit
Number            Description
-------           ----------------

31.1 Certification by the Company's Executive Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Company's Prinicpal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certification by the Company's Executive Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification by the Company's Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 906 of the Sarbanes-Oxley Act of 2002.

                                    SIGNATURE


       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                      BERKELEY TECHNOLOGY LIMITED
                                      (Registrant)

Date:  August 14, 2009                By:    /s/  Arthur I. Trueger

                                                  Arthur I. Trueger
                                                  Executive Chairman and
                                                  Principal Financial Officer