Form 10-Q
period 2009-09-30
BERKELEY TECHNOLOGY LTD
filed 2009-11-16
CIK 891377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ____________________

                                    FORM 10-Q

(Mark One)

/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended September 30, 2009

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


    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

    As of November 16, 2009, the registrant had outstanding 64,439,073 Ordinary Shares, par value $0.05 per share.

                                TABLE OF CONTENTS


                                     PART I

                              FINANCIAL INFORMATION

                                                                                                             Page
Item 1.    Financial Statements (unaudited):

           Condensed Consolidated Balance Sheets as of September 30, 2009 and
               December 31, 2008............................................................................    3

           Condensed Consolidated Statements of Operations for the three and nine months
               ended September 30, 2009 and 2008............................................................    4

           Condensed Consolidated Statements of Cash Flows for the nine months
               ended September 30, 2009 and 2008............................................................    5

           Consolidated Statement of Changes in Shareholders' Equity for the nine months
               ended September 30, 2009.....................................................................    6

           Notes to Condensed Consolidated Financial Statements.............................................    7

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations............   18

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.......................................   24

Item 4.    Controls and Procedures..........................................................................   24


                                     PART II

                                                  OTHER INFORMATION

Item 1A.   Risk Factors.....................................................................................   25

Item 4.    Submission of Matters to a Vote of Security Holders..............................................   25

Item 5.    Other Information................................................................................   25

Item 6.    Exhibits.........................................................................................   26

Signature  .................................................................................................   27




                         PART I - FINANCIAL INFORMATION



Item 1.   FINANCIAL STATEMENTS

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (In thousands, except share amounts)


                                                                                   September 30,       December 31,
                                                                                       2009                2008
                                                                                   -------------      -------------

                                     ASSETS
Current assets:
   Cash and cash equivalents                                                       $      11,744      $      13,681
   Accounts receivable, less allowances of $0 as of September 30, 2009
      and December 31, 2008                                                                  150                222
   Interest receivable                                                                         2                  1
   Prepaid expenses and deposits                                                              27                147
                                                                                   -------------      -------------
Total current assets                                                                      11,923             14,051

Private equity investments (at lower of cost or estimated fair value)                      1,341              1,484
Property and equipment, net of accumulated depreciation of $181 and
     $177 as of September 30, 2009 and December 31, 2008, respectively                         6                  9
                                                                                   -------------      -------------
Total assets                                                                       $      13,270      $      15,544
                                                                                   =============      =============

                      LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses                                           $         417      $         459
   Policyholder liabilities (due in less than one year)                                        -                106
                                                                                   -------------      -------------
Total current liabilities                                                                    417                565
                                                                                   -------------      -------------
Commitments and contingencies

Shareholders' equity:
Ordinary shares, $0.05 par value per share: 86,400,000 shares authorized;
   64,439,073 shares issued and outstanding as of September 30, 2009
   and December 31, 2008                                                                   3,222              3,222
Additional paid-in capital                                                                67,903             67,860
Retained earnings                                                                          4,725              6,894
Employee benefit trusts, at cost (13,522,381 shares as of
   September 30, 2009 and December 31, 2008)                                             (62,598)           (62,598)
Accumulated other comprehensive loss                                                        (399)              (399)
                                                                                   -------------      -------------
Total shareholders' equity                                                                12,853             14,979
                                                                                   -------------      -------------
Total liabilities and shareholders' equity                                         $      13,270           $ 15,544
                                                                                   =============      =============



           See accompanying Notes which are an integral part of these Condensed Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (In thousands, except per share and ADS amounts)


                                                                        Three Months Ended            Nine Months Ended
                                                                           September 30,                September 30,
                                                                    --------------------------    --------------------------
                                                                        2009          2008            2009          2008
                                                                    ------------  ------------    ------------  ------------

Revenues:
Consulting fees...................................................  $        150  $        150    $        397  $        414
                                                                    ------------  ------------    ------------  ------------
Total revenues....................................................           150           150             397           414

Operating expenses:
Cost of services..................................................           199           218             609           697
Selling, general and administrative expenses .....................           425           758           1,789         2,091
                                                                    ------------  ------------    ------------  ------------
Total operating expenses..........................................           624           976           2,398         2,788
                                                                    ------------  ------------    ------------  ------------
Operating loss....................................................          (474)         (826)         (2,001)       (2,374)

Interest income...................................................            20            72              34           271
Net realized investment gains (losses)............................             -          (250)           (200)           20
                                                                    ------------  ------------    ------------  ------------
Loss before income tax expense....................................          (454)       (1,004)         (2,167)       (2,083)

Income tax expense................................................             -             -               2             2
                                                                    ------------  ------------    ------------  ------------
Net loss..........................................................  $       (454) $     (1,004)   $     (2,169) $     (2,085)
                                                                    ------------  ------------    ------------  ------------
                                                                    ------------  ------------    ------------  ------------




Basic and diluted loss per share                                    $      (0.01) $      (0.02)   $      (0.04) $      (0.04)
                                                                    ------------  ------------    ------------  ------------
                                                                    ------------  ------------    ------------  ------------



Basic and diluted loss per ADS                                      $      (0.09) $      (0.20)   $      (0.43) $      (0.41)
                                                                    ------------  ------------    ------------  ------------
                                                                    ------------  ------------    ------------  ------------




           See accompanying Notes which are an integral part of these Condensed Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                            Nine Months Ended
                                                                                              September 30,
                                                                                     -----------------------------
                                                                                         2009             2008
                                                                                     ------------     ------------
Cash flows from operating activities:
Net loss..........................................................................    $    (2,169)     $    (2,085)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization.....................................................              3                5
Amounts credited on insurance policyholder accounts...............................              1                4
Net realized investment losses (gains)............................................            200              (20)
Share based compensation..........................................................             43               51

Net changes in operating assets and liabilities:
   Accrued investment income .....................................................             (1)              12
   Other assets...................................................................            135              269
   Accounts payable, accruals and other liabilities...............................            (43)              10
                                                                                     ------------     ------------

Net cash used in operating activities.............................................         (1,831)         (1,754)
                                                                                     ------------     ------------

Cash flows from investing activities:
Proceeds from WorldCom, Inc. securities litigation settlement.....................              -              270
Capital expenditures..............................................................              -               (2)
                                                                                     ------------     ------------
Net cash provided by investing activities.........................................              -              268
                                                                                     ------------     ------------

Cash flows from financing activities:
Insurance policyholder benefits paid..............................................           (111)               -
                                                                                     ------------     ------------
Net cash used in financing activities.............................................           (111)               -
                                                                                     ------------     ------------
Effect of exchange rate changes on cash...........................................              5              (18)
                                                                                     ------------     ------------

Net decrease in cash and cash equivalents.........................................         (1,937)          (1,504)

Cash and cash equivalents at beginning of period..................................         13,681           14,568
                                                                                     ------------     ------------

Cash and cash equivalents at end of period .......................................    $    11,744      $    13,064
                                                                                     ------------     ------------
                                                                                     ------------     ------------


Supplemental disclosure of non-cash investing activities:
Exchange of receivable from consulting client for additional private
   equity investment in consulting client.........................................    $       57       $         -



           See accompanying Notes which are an integral part of these Condensed Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                                 (In thousands)

                                                                                             Accumulated
                                                                                                Other
                                   Ordinary Shares     Additional                Employee      Compre-        Total
                                --------------------    Paid-in     Retained      Benefit      hensive     Shareholders'
                                   Number    Amount     Capital     Earnings      Trusts        Loss          Equity
                                --------------------   ----------  ----------   ----------   -----------   -----------

Balance as of
   December 31, 2008............   64,439   $  3,222   $   67,860  $    6,894   $  (62,598)  $      (399)  $    14,979

Net loss........................        -          -            -      (2,169)           -             -        (2,169)
Share based compensation,
   including income tax
   effect of $0.................        -          -           43           -            -             -            43

                                ---------   --------   ----------  ----------   ----------   -----------   -----------
Balance as of
   September 30, 2009...........   64,439   $  3,222   $   67,903  $    4,725   $  (62,598)  $      (399)  $    12,853
                                ---------   --------   ----------  ----------   ----------   -----------   -----------
                                ---------   --------   ----------  ----------   ----------   -----------   -----------



           See accompanying Notes which are an integral part of these Condensed Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                               SEPTEMBER 30, 2009

       As used herein, the terms "registrant," "Company," "we," "us" and "our" refer to Berkeley Technology Limited ("BTL"). Except as the context otherwise requires, the term "Group" refers collectively to the registrant and its subsidiaries.


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

       As the level of consulting fees earned by the Company is expected to fluctuate depending on the nature and extent of consulting work at any point in time, the results for the nine month period ended September 30, 2009 may not be indicative of the results to be expected for the full fiscal year or future years.

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

       The majority of the Group's assets at December 31, 2008 were held by its life insurance and annuities business. Following the payout of its remaining policies and death claims during the first nine months of 2009 ($111,000 in aggregate), London Pacific Assurance Limited ("LPAL") had no policyholder liabilities as of September 30, 2009. During the second quarter of 2009, as approved by the Jersey Financial Services Commission ("JFSC"), LPAL distributed a total of $9.0 million in cash to the Company. Also during the second quarter of 2009, the directors of LPAL submitted a Cessation of Business Plan ("COBP") to the JFSC and, subject to the satisfactory completion of the COBP, the JFSC will cancel LPAL's insurance permit. All steps in the COBP have now been completed, except for submitting audited closing financial statements of LPAL as of September 30, 2009 to the JFSC. The Company plans to submit these to the JFSC prior to the end of 2009. Once these audited closing financial statements are submitted to and accepted by the JFSC, LPAL will no longer be regulated as an insurance company by the JFSC and the Company will move toward the dissolution of LPAL as soon as practicable. LPAL's $2.6 million of cash and $1.2 million of private equity investments will be then transferred to BTL.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       Prior to the cessation of its insurance business during the third quarter of 2009, the Company reported its results of operations using an insurance company format and in two operating segments: the consulting in venture capital segment, and the life insurance and annuities segment. Beginning with the third quarter of 2009, the Company changed its reporting of results to a commercial company format with only one operating business segment (consulting in venture capital). Certain reclassifications were made to prior period amounts to conform with the current period's presentation. These reclassifications had no effect on the net loss or shareholders' equity for the prior periods.

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

Subsequent Events

       Subsequent events have been evaluated to November 16, 2009, the date the condensed consolidated financial statements were issued. No events have occurred since September 30, 2009 that would require adjustment to, or disclosure in, the condensed consolidated financial statements.

Use of Estimates

       The preparation of financial statements in conformity with U.S. GAAP requires management to make certain estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of these unaudited condensed consolidated financial statements as well as the reported amount of revenues and expenses during this reporting period. The Group's management's estimates are based on historical experience, input from sources outside of the Company, and other relevant facts and circumstances. Actual results could differ materially from those estimates. Accounting policies that include particularly significant estimates include the assessment of recoverability and measuring impairment of private equity investments, investment and impairment valuations, measurement of deferred tax assets and the corresponding valuation allowances, fair value estimates for the expense of employee share options, valuation of accounts receivable, and estimates related to commitments and contingencies.

Comprehensive Loss

       The Company had no other comprehensive income or loss for the three and nine month periods ended September 30, 2009 and 2008. Therefore, the Company's comprehensive loss was equal to the Company's consolidated net loss for these periods.

Recently Issued Accounting Pronouncements

       In February 2008, the Financial Accounting Standards Board ("FASB") issued new accounting guidance which delayed the effective date to fiscal years ending after November 15, 2008 for fair value accounting for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of this guidance as of January 1, 2009 did not have an impact on the Company's financial position or results of operations.

       In April 2009, the FASB issued three related sets of accounting guidance intended to enhance disclosures regarding fair value measurements and impairments of securities. This guidance sets forth rules related to determining the fair value of financial assts and financial liabilities when the activity levels have significantly decreased in relation to the normal market, guidance related to the determination of other-than-

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES temporary impairments to include intent and ability of the holder as an indicator in the determination of whether an other-than-temporary impairment exists and interim disclosure requirements for the fair value of financial instruments. These sets of accounting guidance became effective June 15, 2009. The adoption of this guidance did not have an impact on the Company's consolidated financial statements.

       In December 2007, the FASB issued new accounting guidance related to noncontrolling interests in consolidated financial statements. This guidance establishes accounting and reporting standards to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its consolidated financial statements. This guidance became effective December 15, 2008. The adoption of this guidance did not have an impact on the Company's financial position or results of operations.

       In April 2009, the FASB issued new accounting guidance related to the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The Company adopted this guidance for the quarter ended June 30, 2009. The adoption of this guidance did not have an impact on the Company's consolidated financial statements. See above in Note 1 to the accompanying condensed consolidated financial statements for the related disclosure.

       In June 2009, the FASB issued the FASB Accounting Standards Codification ("ASC"). The ASC has become the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC became effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 did not have a material impact on the Company's consolidated financial statements.


Note 2.   Earnings Per Share and ADS

       Basic earnings per share is calculated by dividing net income or loss by the weighted-average number of Ordinary Shares outstanding during the applicable period, excluding shares held by the ESOT and the ALOT which are regarded as treasury stock for the purposes of this calculation. The Company has issued employee share options, which are considered potential common stock. The Company has also issued Ordinary Share warrants to Bank of Scotland in connection with the Company's bank facility (now terminated), which are also considered potential common stock. Diluted earnings per share is calculated by dividing net income by the weighted-average number of Ordinary Shares outstanding during the applicable period as adjusted for these potentially dilutive options and warrants which are determined based on the "Treasury Stock Method."

       For the three and nine month periods ended September 30, 2009 and 2008, there were no "in-the-money" options or warrants, and therefore no potentially dilutive securities. As a result, if the Company had reported net income for these periods, diluted loss per share would be the same as basic loss per share.

       Earnings (loss) per ADS is equivalent to ten times earnings (loss) per Ordinary Shares.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       A reconciliation of the numerators and denominators for the basic and diluted loss per share calculations is as follows:

                                                                       Three Months Ended               Nine Months Ended
                                                                          September 30,                   September 30,
                                                                    --------------------------    --------------------------
                                                                        2009         2008             2009          2008
                                                                    ------------  ------------    ------------  ------------
                                                                                    (In thousands, except per
                                                                                     share and ADS amounts)

Net loss..........................................................  $       (454) $     (1,004)   $     (2,169) $     (2,085)
                                                                    ------------  ------------    ------------  ------------
                                                                    ------------  ------------    ------------  ------------
Basic and diluted loss per share and ADS:
Weighted-average number of Ordinary Shares outstanding,
   excluding shares held by the employee benefit trusts...........        50,917        50,917          50,917        50,917
                                                                    ------------  ------------    ------------  ------------
                                                                    ------------  ------------    ------------  ------------

Basic and diluted  loss per share.................................  $      (0.01) $      (0.02)   $      (0.04) $      (0.04)
                                                                    ------------  ------------    ------------  ------------
                                                                    ------------  ------------    ------------  ------------


Basic and diluted loss per ADS....................................  $      (0.09) $      (0.20)   $      (0.43) $      (0.41)
                                                                    ------------  ------------    ------------  ------------
                                                                    ------------  ------------    ------------  ------------


 Note 3.   Investments

       As discussed above, from January 1, 2008, the Group's primary business for financial reporting purposes is considered to be consulting in venture capital rather than life insurance and annuities. As such, the Group's private equity investments are carried at cost less any other-than-temporary impairments. Previously, the Group carried its private equity investments at fair value in accordance the accounting guidance relating to insurance companies. With respect to the Group's private equity investments held at December 31, 2007, the Group's best estimate of their fair value was their cost basis. Therefore, the change from an insurance company for financial reporting purposes to a consulting company as of January 1, 2008 did not have an impact on the carrying values of the Group's private equity investments. Marketable debt and equity securities will be carried at fair value should the Group make such investments in the future.

       As of September 30, 2009 and December 31, 2008, the Group's only investments were private equity securities.

       For 2008 and the first nine months of 2009, because all of the Group's private equity investments are less than 20% in the investee companies, and the Group does not have any significant influence on the investee companies, all such investments are accounted for in accordance with the cost method. The Group's management evaluates the Group's investments for any events or changes in circumstances ("impairment indicators") that may have significant adverse effects on the Group's investments. If impairment indicators exist, then the carrying amount of the investment is compared to its estimated fair value. If any impairment is determined to be other-than-temporary, then a realized investment loss would be recognized during the period in which such determination is made by the Group's management.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       The accounting guidance for fair value measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). That accounting guidance has also established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. See Note 4 "Fair Value of Financial Instruments" below for the three levels of the fair value hierarchy. Level 3 inputs apply to the determination of fair value for the Group's private equity investments. These are unobservable inputs where the determination of fair values of investments requires the application of significant judgment. As discussed above, from January 1, 2008, only other-than-temporary impairments will be recognized and the carrying value of a private equity investment cannot be increased above its cost unless the investee company completes an initial public offering or is acquired. During the first quarter of 2009, the Group determined that impairment indicators existed for one of its private equity investments, and then determined that the impairment was other-than-temporary. The Group recognized a realized investment loss in its consolidated statement of operations of $200,000 on this investment as of the end of March 2009. During the second and third quarters of 2009, the Group determined that no impairment indicators existed for its private equity investments. It is possible that the factors evaluated by management and fair values will change in subsequent periods, resulting in material impairment charges in future periods.

Investment Concentration and Risk

       As of September 30, 2009, the Group's investments consisted of three private corporate equity securities with individual carrying values of less then 10% of the Group's shareholders' equity. One of these investments, with a carrying value of $357,000, is in preferred stock of a technology company that was a consulting client of BICC until February 2009. Another investment, with a carrying value of $140,000, is in preferred stock of another technology company that was a consulting client of the Group in prior years. The third investment has a carrying value of $844,000 and is in preferred stock of a technology company.

       As of September 30, 2009, the Company's Jersey based life insurance subsidiary, LPAL, owned 90% of the Group's $1.3 million in private equity securities. As discussed above in Note 1, during the second quarter of 2009, the directors of LPAL submitted a Cessation of Business Plan ("COBP") to the JFSC and, subject to the satisfactory completion of the COBP, the JFSC will cancel LPAL's insurance permit. All steps in the COBP have now been completed, except for submitting audited closing financial statements of LPAL as of September 30, 2009 to the JFSC. The Company plans to submit these to the JFSC prior to the end of 2009. Once these audited closing financial statements are submitted to and accepted by the JFSC, LPAL will no longer be regulated as an insurance company by the JFSC and the Company will move toward the dissolution of LPAL as soon as practicable. The cash and investments held by LPAL will be then transferred to BTL.

 Realized Investment Gains and Losses

       In the first nine months of 2008, the Company recorded a realized investment gain of $270,000, representing the final distribution from the WorldCom, Inc. securities litigation. LPAL held certain WorldCom, Inc. publicly traded bonds which it sold at a loss in 2002. This $270,000 payment, in addition to the $1.2 million initial payment received from the WorldCom securities litigation in January 2007, reverses part of LPAL's realized loss recorded in 2002. This gain of $270,000 was offset by an other-than-temporary impairment loss of $250,000 on one of LPAL's private equity investments during the third quarter of 2008.

       In December 2008, LPAL received a $1.37 million partial distribution from the Enron Corporation securities litigation. LPAL held certain Enron Corporation publicly traded bonds which it sold at a loss in 2002. This payment recovers part of LPAL's realized loss on the Enron Corporation bonds recognized in 2002. LPAL expects to receive the final Enron distribution in the fourth quarter of 2009. The amount of this final distribution is currently uncertain.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       As disclosed above, during the first quarter of 2009, the Group determined that impairment indicators existed for one of LPAL's private equity investments, and then determined that the impairment was other-than-temporary. The Group recognized a realized investment loss in its consolidated statement of operations of $200,000 on this investment during the first quarter of 2009. In both the third quarter of 2008 and the fourth quarter of 2008, other-than-temporary impairment losses of $250,000 in each quarter were recognized in the Group's consolidated statement of operations on this same private equity investment. During the second and third quarters of 2009, the Group determined that no impairment indicators existed for its private equity investments.


Note 4.    Fair Value of Financial Instruments

       The accounting guidance for fair value measurements provides a framework for measuring fair value and expands related disclosures. Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The accounting guidance also established a hierarchy which requires an entity to maximize the use of observable inputs, when available. The accounting guidance requires that fair value measurements be classified and disclosed in one of the following three categories:

       Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that are accessible by the Company. During the nine months ended September 30, 2009, the Company's Level 1 assets included money market mutual funds which are included in cash and cash equivalents in the condensed consolidated balance sheets. As of September 30, 2009, the Company had $7,851,000 in U.S. money market mutual funds, compared to $328,000 as of December 31, 2008.

       Level 2 - Inputs include quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly. During the nine months ended September 30, 2009, the Company held no Level 2 assets.

       Level 3 - Unobservable inputs for the asset or liability including significant assumptions of the Company and other market participants. As of September 30, 2009 and December 31, 2008, the Group held $1,341,000 and $1,484,000, respectively, of private equity investments which are carried at cost, as adjusted for other-than-temporary impairments. In order to determine if any other-than-temporary impairments exist, the Group must first determine the fair values of its private equity investments using Level 3 unobservable inputs, including the analysis of various financial, performance and market factors. During the nine months ended September 30, 2009, the Group recognized an other-than-temporary impairment loss of $200,000 on one of its private equity investments. In determining the fair value estimate of this investment, the Group's management considered the investee company's liquidity issues, the less favorable business environment, and the dilution in liquidity preferences for the preferred stock that the Group holds subsequent to a bridge financing that closed in May 2009.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

       The change in carrying value of the Group's private equity investments, all of which have Level 3 inputs in the fair value measurement hierarchy, for the nine months ended September 30, 2009 was as follows:

                                                                                                     (In thousands)

Balance at December 31, 2008.......................................................................      $    1,484

Realized investment loss included in earnings in the first quarter of 2009 determined by considering
   fair value measurements using significant unobservable inputs (Level 3).........................            (200)

 Additional investment in one the Group's private equity holdings (Level 3)........................              57
                                                                                                       ------------
Balance at September 30, 2009......................................................................      $    1,341
                                                                                                       ------------
                                                                                                       ------------

       Cash and cash equivalents, accounts receivable, interest receivable, accounts payable and insurance policyholder liabilities are reflected in the consolidated balance sheets at carrying values which approximate fair values due to the short-term nature of these instruments.


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

Share Based Compensation Expense

       The accounting guidance for share based payment established standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share based payment transactions. A public entity is required to measure the cost of employee services received in exchange for an award of equity instruments, including share options, based on the fair value of the award on the grant date, and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. Companies are required to estimate the fair value of share based payment awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statement of operations.

       Share based compensation expense recognized in the Company's consolidated statement of operations for the three and nine month periods ended September 30, 2009 and 2008 includes compensation expense for share options granted prior to, but not yet vested as of December 31, 2005, as well as compensation expense for 4,500,000 share options granted to employees and directors on March 27, 2007, and 3,450,000 share options granted to employees and directors on August 20, 2008. No share options have been granted since

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

August 20, 2008. The accounting guidance for share based payment requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share based compensation expense is to be based on awards ultimately expected to vest, and therefore the expense should be reduced for estimated forfeitures. The Company's estimated forfeiture rate of zero percent for the first nine months of 2009 and 2008 was based upon the fact that all unvested options related to longstanding employees and directors. However, in September 2008, an employee gave notice of his resignation effective at the end of October 2008. As such, 2,900,000 unvested options were forfeited on October 31, 2008. As these forfeitures were expected as of September 30, 2008, share based compensation expense was reduced in the third quarter of 2008 by $18,000. This represents the reversal of share based compensation expense amortization through the third quarter of 2008 related to the 2,900,000 unvested and forfeited options. In August 2008, the Company gave notice to its Chief Financial Officer that his current employment agreement would end on June 30, 2009. As a result, this employee forfeited 500,000 options that were unvested as of June 30, 2009. The Company's net share based compensation expense for 2008 and for the first quarter of 2009 was not impacted by the expected forfeiture of these 500,000 options; however, share based compensation expense for the second quarter of 2009 was reduced by $4,056, and share based compensation expense for future quarters through the first quarter of 2011 will be reduced by this amount. A further 2,700,000 vested options were forfeited by the ex-Chief Financial Officer on July 31, 2009 as they were unexercised. Despite the departure of these two employees, the Group's management continues to believe that a zero percent forfeiture rate for future periods is appropriate.

       The accounting guidance for share based payment requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. As there were no share option exercises during 2008 or the first nine months of 2009, the Company had no related tax benefits during those periods.

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

Valuation and Expense Information Under SFAS 123R

       The estimated fair value of share option compensation awards to employees and directors, as calculated using the Black-Scholes option pricing model as of the date of grant, is amortized using the straight-line method over the vesting period of the options. For the three months ended September 30, 2009 and 2008, compensation expense related to share options totaled $11,000 and $7,000, respectively, and is included in operating expenses in the accompanying statement of operations. For the nine months ended September 30, 2009 and 2008, compensation expense related to share options totaled $43,000 and $51,000, respectively.

       On March 27 2007, 4,500,000 options were granted to employees and directors at an exercise price equal to the fair market value of the underlying shares on the grant date which was $0.10. These options were valued using the Black-Scholes option pricing model using the following assumptions: expected share price volatility of 66%, risk-free interest rate of 4.52%, weighted average expected life of 6.25 years and expected dividend yield of zero percent. The fair value of the 4,500,000 options was $292,000. During 2007, 50,000 of

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES these options were forfeited. As discussed above, on August 19, 2008, the exercise price of the remaining 4,450,000 options was modified from $0.10 to $0.31, the net book value per share as of December 31, 2006. The fair value of the modified options was determined to be $160,000, calculated using the Black-Scholes option pricing model using the following assumptions: expected share price volatility of 99%, risk-free interest rate of 3.04%, weighted average expected life of 4.85 years and expected dividend yield of zero percent. Using these same assumptions, the fair value of the original 4,450,000 options immediately prior to the exercise price modification was calculated to be $216,000. As the fair value of the modified options was less than the fair value of the original options immediately before the exercise price modification, there is no incremental cost resulting from the modification and therefore the original grant date fair value will continue to be amortized over the remaining vesting schedule to March 27, 2011, less the value of any actual or expected forfeitures of unvested options.

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

       During 2008, 1,362,500 options became vested, 3,450,000 options were granted, 3,400,000 were forfeited and no options were exercised. During the first quarter of 2009, 612,500 options became vested, and no options were granted, forfeited or exercised. During the second quarter of 2009, 250,000 options became vested, 500,000 unvested options were forfeited, and no options were granted or exercised. During the third quarter of 2009, 512,500 options became vested, 2,700,000 options were forfeited, and no options were granted or exercised. At September 30, 2009, there were 6,475,000 options outstanding with a weighted-average exercise price of $2.09. There were no in-the-money options outstanding at that date. Of the outstanding options, 4,212,500 were exercisable at September 30, 2009, and these have a weighted-average exercise price of $3.05. The remaining 2,262,500 options were unvested at September 30, 2009. These unvested options have a weighted-average exercise price of $0.30. As of September 30, 2009, total unrecognized compensation expense related to unvested share options was $100,000, which is expected to be recognized as follows:
$12,000 in the last three months of 2009,  $46,000 in 2010,  $28,000 in 2011 and
$14,000  in  2012.  On  July  31,  2009,   2,700,000   vested   options  with  a
weighted-average exercise price of $0.45 were forfeited by the Company's Chief Financial Officer whose employment ended on June 30, 2009 as discussed above.
 .
       For additional  information  relating to the Group's share  options,  see
Note 10 to the Company's consolidated financial statements included in Form 10-K for the year ended December 31, 2008.


Note 6.   Income Taxes

       The Company's management believes that its income tax positions would be sustained upon examination by appropriate taxing authorities based on the technical merits of such positions, and therefore the Company has not provided for any unrecognized tax benefits at the adoption date, and there has been no change to the $0 unrecognized tax benefits from January 1, 2007 through September 30, 2009. In general, the Company's tax returns remain subject to examination by taxing authorities for the tax years 2005 through 2008, and for 2009 once the returns are filed in 2010.

       During the third quarter of 2008, the Internal Revenue Service ("IRS") issued a private letter ruling that the Group's U.S. holding company, Berkeley
(USA) Holdings Limited ("BUSA"), should include London Pacific Life & Annuity Company in Liquidation ("LCL") in its federal consolidated tax returns for tax years commencing

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES with 2005. BUSA holds the common stock of LCL but BUSA does not have any voting or management control over LCL. The financial statements of LCL have not been included in the Company's consolidated financial statements and they will not be included in the future.

       BUSA and LCL have signed a tax allocation and sharing agreement dated March 18, 2009. Under this agreement, any benefit to BUSA of utilizing the tax losses of LCL to offset BUSA's separate taxable income in BUSA's federal consolidated tax returns should BUSA not have any of its own carryforward losses will be paid by BUSA to LCL, and any benefit to LCL of utilizing the tax losses of BUSA to offset LCL's separate taxable income in BUSA's federal consolidated tax returns should LCL not have any of it own carryforward losses will be paid by LCL to BUSA. Any tax liabilities, including alternative minimum taxes, created by the inclusion of LCL in the federal consolidated tax returns of BUSA will be paid by LCL either directly to the IRS or reimbursed to BUSA by LCL if payment is made to the IRS by BUSA. For purposes of computing allocable federal income tax liability, BUSA will allocate taxable income brackets and exemptions on a pro-rated basis among members of the affiliated tax group.

       In September 2009, the Group filed amended federal consolidated tax returns for 2005 through 2008, and the inclusion of LCL in the federal consolidated tax returns of BUSA for 2005 through 2008 did not result in any tax liabilities for the Group, except for a $1,585 payment due to the IRS related to alternative minimum taxes for 2007. As of the end of 2008, LCL has approximately $59 million of net operating loss carryforwards and approximately $65 million of capital loss carryforwards. The Group's management believes that these loss carryforwards should be sufficient to offset any taxable income of LCL in the foreseeable future. However, LCL could have liabilities for alternative minimum taxes ("AMT") in future periods due to the utilization of net operating losses to offset current taxable income. Any AMT liability attributable to LCL computed on a standalone basis would be the responsibility of LCL, not of the Group, and accordingly, any such liability has not been included in the condensed consolidated financial statements of the Company.


Note 7.   Commitments and Contingencies

Guarantees

       Under its Memorandum and Articles of Association, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company maintains directors and officers' liability insurance that limits the Company's exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of September 30, 2009.

       The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, clients and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions sometime include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company believes the estimated fair value of these agreements is minimal as historically, no payments have been made by the Company under these indemnification obligations. Accordingly, the Company has no liabilities recorded for these agreements as of September 30, 2009.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Note 8.   Business Segment and Geographical Information

       Prior to the third quarter of 2009, the Company's reportable operating segments were classified according to its businesses of consulting in venture capital, and life insurance and annuities.

       As the Company ceased its insurance business during the third quarter of 2009, only one operating business remains: consulting in venture capital. Beginning with the third quarter of 2009, the Company changed its reporting of results to a commercial company format with only one operating business segment (consulting in venture capital). Certain reclassifications were made to prior period amounts to conform with the current period's presentation. These reclassifications had no effect on the net income or shareholders' equity for the prior periods.

       Summary revenue, interest income and investment gain (loss) information by geographic segment, based on the domicile of the Group company generating those revenues, is as follows:

                                                                       Three Months Ended               Nine Months Ended
                                                                          September 30,                   September 30,
                                                                    --------------------------    --------------------------
                                                                        2009         2008             2009          2008
                                                                    ------------  ------------    ------------  ------------
                                                                                         (In thousands)

Jersey............................................................  $          1  $       (184)   $       (189) $        262
United States.....................................................           169           156             420           443
                                                                    ------------  ------------    ------------  ------------
Consolidated revenues, interest income and investment
   gains (losses).................................................  $        170  $        (28)   $        231  $        705
                                                                    ------------  ------------    ------------  ------------
                                                                    ------------  ------------    ------------  ------------


          Total consolidated assets by geographic segment were as follows:

                                                                                 September 30,    December 31,
                                                                                     2009             2008
                                                                                 -------------   -------------
                                                                                         (In thousands)

Jersey.......................................................................... $       4,923   $      13,644
United States...................................................................         8,347           1,900
                                                                                 -------------   -------------
Consolidated total assets....................................................... $      13,270   $      15,544
                                                                                 -------------   -------------
                                                                                 -------------   -------------



Note 9.   Client Concentration

          The Group's revenues are from a limited number of clients. In the first nine months of 2009, the Group's largest consulting client accounted for 64% of its consulting revenues, and another client accounted for 31% of its consulting revenues.

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

RESULTS OF OPERATIONS

Revenues

Third quarter of 2009 compared to third quarter of 2008

       Consulting fee income remained level at $150,000 for the third quarter of 2009, compared to the third quarter of 2008.

       Our typical client is a Silicon Valley technology company or a large international telecommunications company. Our objective has been to use consulting revenues to finance the development of large telecommunications company relationships in Europe and Asia, which has led to several equity investments by a client with additional fees for work performed by the Group. Given the challenges we face in the current economic environment, the level of consulting fees is expected to be volatile depending on the nature and extent of our work at any point in time. We are actively seeking new clients and business opportunities.

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

First nine months of 2009 compared to first nine months of 2008

       Consulting fee income remained level at $0.4 million for the first nine months of 2009, compared to the first nine months of 2008.


Operating Expenses

Third quarter of 2009 compared to third quarter of 2008

       Total operating expenses fell by $352,000 to $624,000 for the third quarter of 2009, compared to the third quarter of 2008, due to lower staff costs.

       As discussed in previous Form 10-Q and 10-K filings with the SEC, on August 12, 2008, the Company gave notice to Mr. Ian K. Whitehead, the Company's Chief Financial Officer, that his employment agreement would end on June 30, 2009. Reference is made to Exhibit 10.3.1 to the Company's Form 10-K for the year ended December 31, 2000 for a copy of Mr. Whitehead's employment agreement and to the Company's Proxy Statement dated April 29, 2008 for a description of his salary waiver of May 2003. The Company's consolidated operating expenses for the 12-month period ended June 30, 2009 increased by approximately $0.6 million due to Mr. Whitehead's agreement.

       The severance costs paid to our Chief Financial Officer as discussed above were fully paid by June 30, 2009. In addition, there were staff cost savings related to an employee that left the Company in the fourth quarter of 2008.

First nine months of 2009 compared to first nine months of 2008

       Total operating expenses fell by $0.4 million to $2.4 million for the first nine months of 2009, compared to the first nine months of 2008. This decrease was due to lower staff costs of $0.3 million primarily related to the employee who left during the fourth quarter of 2008, and the $0.1 million included in the first nine months of 2008 related to the write-off of web development costs paid to a third party vendor subsequent to our decision not to go forward with a web based project.


Interest Income

Third quarter of 2009 compared to third quarter of 2008

       Interest income earned on bank deposits and money market mutual funds fell by $52,000 to $20,000 for the third quarter of 2009, compared to the third quarter of 2008, due to the lower interest rate environment.

First nine months of 2009 compared to first nine months of 2008

       Interest income earned on bank deposits and money market mutual funds fell by $237,000 to $34,000 for the first nine months of 2009, compared to the first nine months of 2008, due to the lower interest rate environment.


Realized Investment Gains and Losses

Third quarter of 2009 compared to third quarter of 2008

       There were no realized investment gains or losses in the third quarter of 2009. The results for the third quarter of 2008 included an other-than-temporary impairment loss of $250,000 taken on one of the Group's private equity investments.

First nine months of 2009 compared to first nine months of 2008

       The results for the first nine months of 2009 included an other-than-temporary impairment loss of $200,000 taken on one of the Group's private equity investments. During the first nine months of 2008, LPAL received a $270,000 final distribution from the WorldCom, Inc. securities litigation. LPAL held certain WorldCom, Inc. publicly traded bonds which it sold at a loss in 2002. This payment, as well as the initial distribution of $1.2 million received in January 2007, reversed part of the realized losses recorded on WorldCom in 2002. Offsetting this $270,000 gain in the first nine months of 2008 was an other-than-temporary impairment loss of $250,000 taken on one of the Group's private equity investments, for a net realized gain of $20,000 for the first nine months of 2008. Therefore, there was a change in realized investment gains and losses of $220,000 for the first nine months of 2009 compared to the same period in 2008.


Consolidated Loss Before Income Tax Expense

Third quarter of 2009 compared to third quarter of 2008

       Our consolidated loss before income tax expense was $454,000 in the third quarter of 2009, compared to a consolidated loss of $1,004,000 in the third quarter of 2008. This lower loss of $550,000 was due to the other-than-temporary impairment loss of $250,000 taken on a private equity investment in the third quarter of 2008, lower interest income of $52,000 for the third quarter of 2009 due to lower interest rates, and a decrease of $352,000 in operating expenses for the third quarter of 2009 The decrease in operating expenses was attributable to lower staff costs. The severance costs paid to our Chief Financial Officer as discussed above were fully paid by June 30, 2009. In addition, there were staff cost savings related to an employee that left the Company in the fourth quarter of 2008.

First nine months of 2009 compared to first nine months of 2008

       Our consolidated loss before income tax expense was $2.2 million for the first nine months of 2009, compared to $2.1 million for the first nine months of 2008. This increased loss of $0.1 million was due to a $220,000 change in net realized investment gains and losses as explained above, and lower interest income of $237,000 due to lower interest rates during the first nine months of 2009, partially offset by a $390,000 decrease in operating expenses. Operating expenses decreased in first nine months of 2009 compared to the first nine months of 2008 due to a $0.3 million decrease in staff costs primarily related to the employee who left during the fourth quarter of 2008, and the $0.1 million included in the first nine months of 2008 related to the write-off of web development costs paid to a third party vendor subsequent to our decision not to go forward with a web based project.

Income Taxes

       Under a new tax system in Jersey, Channel Islands, our tax rate is zero, and realized gains on certain investments are exempt from Jersey taxation. In the United States, we are subject to both federal and California taxes at rates up to 34% and 8.84%, respectively.

Third quarter of 2009 compared to third quarter of 2008

       We had no tax expense and we did not recognize any tax benefits related to operating loss carryforwards in the third quarter of 2009, as was the case in the third quarter of 2008.

First nine months of 2009 compared to first nine months of 2008

       The $2,000 tax expense for the first nine months of 2009, and for the first nine months of 2008, is comprised of our minimum California taxes. Other than these taxes, no other tax expense or benefits were applicable to our Group for these periods. Our U.S. subsidiaries contributed a loss before income taxes of $0.7 million during the first nine months of 2009; however, we did not recognize any U.S. tax benefits due to the 100% valuation allowances that we have provided for all deferred tax assets.


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

Accounting for Investments

       From January 1, 2008, our primary business for financial reporting purposes is considered to be consulting in venture capital rather than life insurance and annuities. As such, our private equity investments are now carried at cost less any other-than-temporary impairments. Previously, we carried our private equity investments at fair value in accordance with the accounting guidance relating to insurance companies. With respect to our private equity investments held at December 31, 2007, our best estimate of their fair value was their cost basis. Therefore, the change from an insurance company for financial reporting purposes to a consulting company as of January 1, 2008 did not have an impact on the carrying values of our private equity investments.

       For 2008 and the first nine months of 2009, because all of our private equity investments are less than 20% in the investee companies, and we do not have any significant influence on the investee companies, all such investments are accounted for in accordance with the cost method. We evaluate our investments for any events or changes in circumstances ("impairment indicators") that may have significant adverse effects on our investments. If impairment indicators exist, then the carrying amount of the investment is compared to its estimated fair value. If any impairment is determined to be other-than-temporary, then a realized investment loss would be recognized during the period in which we make such determination.

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

       The accounting guidance for fair value measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). That accounting guidance has also established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. Level 3 inputs apply to the determination of fair value for our private equity investments. These are unobservable inputs where the determination of fair values of investments requires the application of significant judgment. It is possible that the factors evaluated by management and fair values will change in subsequent periods, especially with respect to our privately held equity securities in technology companies, resulting in material impairment charges in future periods. From January 1, 2008, only other-than-temporary impairments will be recognized and the carrying value of a private equity investment cannot be increased above its cost unless the investee company completes an initial public offering or is acquired.

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


Liquidity and Capital Resources

       Our cash and cash equivalents decreased during the first nine months of 2009 by $1.9 million from $13.68 million as of December 31, 2008 to $11.74 million as of September 30, 2009. This decrease in cash and cash equivalents resulted from $1.8 million of cash used in operating activities and $0.1 million of cash used in financing activities. Cash used in operating activities resulted from the excess of operating expenses over consulting fee income and interest income for the first nine months of 2009. Cash used in financing activities resulted from the payout of the three remaining policies and two death claims in LPAL during the first nine months of 2009. As of September 30, 2009, our cash and cash equivalents, excluding the amount held by LPAL, amounted to $9.2 million, an increase of $7.3 million from December 31, 2008. This increase resulted from the $9.0 million of cash released back to the Company from LPAL during the second quarter of 2009, offset by the use of cash in operating activities.

       Shareholders' equity decreased during the first nine months of 2009 by $2.1 million from $15.0 million at December 31, 2008 to $12.9 million at September 30, 2009, due to the net loss for the period. As of September 30, 2009 and December 31, 2008, $62.6 million of our Ordinary Shares, at cost, held by the employee benefit trusts have been netted against shareholders' equity.

       LPAL held $2.5 million of the Group's $11.7 million of cash at September 30, 2009. Following the payout of its remaining policies and death claims during the first nine months of 2009 ($111,000 in aggregate), LPAL had no policyholder liabilities as of September 30, 2009. During the second quarter of 2009, as approved by the JFSC, LPAL distributed a total of $9.0 million in cash to the Company. Also during the second quarter of 2009, the directors of LPAL submitted a Cessation of Business Plan ("COBP") to the JFSC and, subject to the satisfactory completion of the COBP, the JFSC will cancel LPAL's insurance permit. All steps in the COBP have now been completed, except for submitting audited closing financial statements of LPAL as of September 30, 2009 to the JFSC. The Company plans to submit these to the JFSC in November 2009. Once these audited closing financial statements are submitted to and accepted by the JFSC, LPAL will no longer be regulated as an insurance company by the JFSC and the Company will move toward the dissolution of LPAL as soon as practicable. LPAL's $2.6 million of cash and $1.2 million of private equity investments will be then transferred to BTL.

       As  of  September  30,  2009,  we  had  no  bank  borrowings,   guarantee
obligations, material commitments outstanding for capital expenditures or additional funding for private equity portfolio companies.

       As of September 30, 2009, we had $9.2 million of cash and cash equivalents, excluding cash held by LPAL. We believe that this cash balance is sufficient to fund our operations over at least the next 12 months.


Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

       Not required.


Item 4.   CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

       Our company's management, with the participation of our Chief Executive Officer, who is also our Principal Financial Officer (see "Changes in Internal Control Over Financial Reporting" below), evaluated the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this Report (the "Evaluation Date"). Based upon that evaluation, the Chief Executive Officer/Principal Financial Officer, has concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

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

       There were no changes in our internal controls over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1A.   RISK FACTORS

       Not required.


Item 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

       On July 31, 2009, we held our annual general meeting of the shareholders where the following matters were submitted to a vote and approved:

(1) To receive the report of the directors and the financial statements included in the Company's Annual Report to Shareholders for the year ended December 31, 2008, together with the report of BDO Stoy Hayward LLP, Company's independent auditors; votes received for:
             33,094,450, against: 1,269,750. There were 14,080 abstentions.

(2) For the re-election of one director, Harold E. Hughes, Jr.: votes received for: 33,025,421, against: 1,334,379. There were 18,480 abstentions. Directors whose term of office continued, and who were not up for re-election at this annual general meeting, include Mr. Arthur I. Trueger, Mr. Victor A. Hebert and The Viscount Trenchard.

(3) To re-appoint BDO Stoy Hayward LLP as the Company's independent auditors for purposes of the Company's primary listing on the London Stock Exchange and BDO Seidman, LLP as the Company's independent registered public accounting firm for purposes of the Company's listing in the U.S., and to authorize the directors to fix their remuneration; votes received for: 33,073,607, against:
             1,289,833. There were 14,840 abstentions.


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

Item 6.    EXHIBITS

       The following exhibits are filed herewith:

Exhibit
Number            Description
------------      ----------------

31.1 Certification by the Company's Executive Chairman pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certification by the Company's Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
                  Section 302 of the Sarbanes-Oxley Act of 2002.

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



                                           BERKELEY TECHNOLOGY LIMITED
                                           (Registrant)

Date:  November 16, 2009                   By:    /s/  Arthur I. Trueger

                                                  Arthur I. Trueger
                                                  Executive Chairman and
                                                  Principal Financial Officer