Form 10-K
period 2009-12-31
BERKELEY TECHNOLOGY LTD
filed 2010-03-31
CIK 891377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ____________________

                                    FORM 10-K
(Mark One)

/X/           ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2009

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


        Jersey, Channel Islands                       Not applicable
   (State or other jurisdiction of
   incorporation or organization)           (I.R.S. Employer Identification No.)

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

    If this report is an annual report or transition report, indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

    Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.
232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [X]

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):
Large  accelerated  filer [ ] Accelerated  filer [ ]  Non-accelerated  filer [ ]
Smaller reporting company [X]                         (Do not check if a smaller
                                                      reporting company)

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

    The aggregate market value of the voting stock held by non-affiliates of the registrant, based on the closing sale price of the Ordinary Shares on June 30, 2009 as reported on the London Stock Exchange (using an exchange rate of (pound)1.00 = $1.65) was $2,086,326. Ordinary Shares held by each current executive officer and director and by each person who is known by the registrant to own 10% or more of the outstanding Ordinary Shares have been excluded from this computation in that such persons may be deemed to be affiliates of the registrant. This determination is not necessarily conclusive that these persons are affiliates of the registrant.

    As of March 31, 2010, the registrant had outstanding 64,439,073 Ordinary Shares, $0.05 par value per share.


                       DOCUMENTS INCORPORATED BY REFERENCE

    The registrant's definitive proxy statement for its Annual General Meeting of Shareholders to be held on July 30, 2010, is incorporated by reference in
Part III of this Form 10-K.



                                TABLE OF CONTENTS



                                     PART I                                                                    Page

Item 1.       Business......................................................................................    1
Item 1A.      Risk Factors..................................................................................    3
Item 1B.      Unresolved Staff Comments.....................................................................    3
Item 2.       Properties....................................................................................    4
Item 3.       Legal Proceedings.............................................................................    4
Item 4.       RESERVED......................................................................................    4


                                     PART II

Item 5.       Market for Registrant's Common Equity, Related Stockholder Matters and Issuer
                Purchases of Equity Securities..............................................................    4
Item 6.       Selected Financial Data.......................................................................    7
Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.........    7
Item 7A.      Quantitative and Qualitative Disclosures About Market Risk ...................................   13
Item 8.       Financial Statements and Supplementary Data...................................................   13
Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosure..........   39
Item 9A(T).   Controls and Procedures.......................................................................   39
Item 9B.      Other Information.............................................................................   40


                                    PART III

Item 10.      Directors and Executive Officers of the Registrant............................................   40
Item 11.      Executive Compensation........................................................................   40
Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related
                Stockholder Matters.........................................................................   40
Item 13.      Certain Relationships and Related Transactions................................................   41
Item 14.      Principal Accountant Fees and Services........................................................   41


                                     PART IV

Item 15.      Exhibits and Financial Statement Schedules ...................................................   41


Signatures .................................................................................................   50


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


                                     PART I

Item 1.    BUSINESS

OVERVIEW

       We are an international venture capital consulting company incorporated under the laws of Jersey, Channel Islands, with an office in San Francisco, California. Our typical client is a Silicon Valley technology company or a large international telecommunications company. Our objective is to use consulting revenues to finance the development of large European and Asian telecommunications company relationships with Silicon Valley technology companies. These relationships have led to several equity investments by one client, and new opportunities generated through others. By definition, venture capital consulting operates in a highly volatile environment, even more so than the economy as a whole. This industry faces significant challenges in this adverse environment, especially related to the raising of new funds. Operating in this segment creates the potential for tremendous growth, but is also subject to a high level of risk. Our Company is therefore challenged, not only by the severe downturn in the economy, but also by the particular complications facing those companies operating in the venture capital markets. From these challenges come opportunities that may reward patience and discipline. In addressing these challenges, we are taking significant steps to curtail and contain our expenditures while aggressively pursuing new business opportunities. We have reduced staffing levels significantly and focused operations on our core expertise. As much smaller and cost efficient, we expect to more easily capitalize on positive revenue events with our current and future clients.

       The Company was incorporated in 1985 in Jersey, Channel Islands and is listed on the London Stock Exchange ("LSE"). Our Ordinary Shares currently trade under the symbol "BEK.L." American Depositary Receipts ("ADRs") representing our Ordinary Shares began trading in the U.S. market in 1992. Our ADRs currently trade on the Over-the-Counter ("OTC") Bulletin Board under the symbol "BKLYY.PK." As part of our cost reduction measures, the offering of ADRs was terminated on January 20, 2010. Our Deposit Agreement with The Bank of New York Mellon will terminate on April 20, 2010. We entered into an amendment to our Deposit Agreement on January 20, 2010, to decrease from one year to thirty (30) days the amount of time that must pass after termination of the Deposit Agreement before The Bank of New York Mellon may sell any ADRs that have not been surrendered. The Bank of New York Mellon notified our ADR holders, by letter dated January 20, 2010, of their right to surrender their ADRs for our Ordinary Shares on or before May 20, 2010. If any of the ADR holders do not surrender their ADRs for our Ordinary Shares by May 20, 2010, The Bank of New York Mellon will use reasonable efforts to sell such ADRs and such ADR holders will receive the net proceeds of sale upon any subsequent surrender of such ADRs.

BUSINESS SEGMENTS

       We  currently  have one  business  segment  that we operate  through  our
subsidiaries:   venture  capital  consulting  and  investments.   Our  principal
operating subsidiaries, by location, are set forth below:

           Principal Subsidiaries                Business Segment                   Location
------------------------------------------       ----------------                   -------------------------
Berkeley International Capital Corporation       Venture capital                    San Francisco, California
Berkeley VC LLC                                  Venture capital                    San Francisco, California


       See Item 7 "Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations by Business Segment" and Note 14 to the Consolidated Financial Statements in Item 8 of this Form 10-K for a summary of our financial information by geographical location.

Venture Capital Consulting

       Our consulting business is managed by Berkeley VC LLC ("BVC") and Berkeley International Capital Corporation ("BICC"). Over the past 29 years, we arranged over $2.1 billion of placements primarily in U.S. high technology companies. Placements were typically arranged in later stage technology companies, which needed to scale up their engineering, marketing and sales infrastructure. Within this strategy, we were able to identify and introduce to various investors many promising young technology companies that have grown in prominence in their fields and gone on to successful public offerings or acquisition transactions. Many of the companies are headquartered in close proximity to our offices which allows for easier access to the companies'
management. Most of these companies specialize in telecommunications (both central office and customer premises), data communications, software, semiconductors and knowledge learning. These placements included investments in 3Com, Acuson, Adaptec, Altera, America Online, Atmel, Cadence Design Systems, Cirrus Logic, Cypress Semiconductor, Flextronics, IDT, Linear Technology, LSI Logic, Nellcor, Oracle, PMC Sierra and Packeteer, Inc.

       We continue to identify opportunities for clients seeking to invest in Silicon Valley. We also assist private technology companies in growing their businesses in Europe and Asia. In 2009, we established additional equity positions in existing investments through direct investment and through equity rights received as part of our consulting activities. The level of consulting fees is expected to be volatile depending on the nature and extent of our work at any point in time. At our reduced level of operations, any single investment success could produce significant rewards for our Company,

       Typically, we seek a monthly or quarterly consulting retainer from our clients. Additional fees may be earned depending on the intensity of the work such as due diligence fees on transactions and success fees. The consulting work may involve assistance with the identification of customers and/or investor prospects; strategy development; introductory meetings with prospective customers or investors; and assistance in the implementation of the chosen strategy or transaction.

       As an example of our work in consulting, we were engaged by a North American technology company to develop a business strategy for penetration in European and Asian telecommunications markets. This engagement involved detailed market and prospect research and meetings with potential clients that may lead to substantial business for the client company. An example of our venture capital consulting services has been an engagement to introduce a Japanese telecommunications company to various private U.S. companies for possible strategic business relationships.

       With our long history and extensive experience in both the U.S. technology industry and the overseas investment and business markets, we are well positioned to benefit from the globalization forces that are at work in the industry and that are challenging so many young technology companies. We also provide overseas investors and businesses with the access they desire to U.S. businesses, technologies and potential sources of funding.

         Our revenues are dependent on a few major clients. The level of consulting fees is expected to be volatile in future periods depending on the nature and extent of our work at any point in time and the global economy. We are actively seeking new clients and business opportunities in a cost efficient manner.

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

Life Insurance and Annuities

       Formed in 1999, our Jersey, Channel Islands insurance subsidiary, London Pacific Assurance Limited ("LPAL") was principally engaged in marketing and servicing investment oriented insurance products. LPAL sold Sterling, U.S. dollar and Euro guaranteed return bonds in its home market of Jersey, Channel Islands, and in the U.K., Guernsey, Isle of Man and other permitted jurisdictions. We determined to focus on our venture capital operations, and as part of this decision, we closed down our Jersey insurance operations. The effect of this closure is intended to reduce expenses for regulatory compliance, director's fees, actuary fees, administrative fees and other related expenditures incident to this insurance business. On September 30, 2009, LPAL ceased business and filed its Cessation of Business Plan ("COBP") with the Jersey Financial Services Commission (the "JFSC"). On January 14, 2010, the JFSC confirmed that our COBP was completed and LPAL's insurance business permit was cancelled.

REGULATION

Group

       Our executive management and in-house attorney are responsible for managing our subsidiaries' compliance with applicable regulatory requirements. Although the scope of regulation and form of supervision to which our subsidiaries are subject may vary from jurisdiction to jurisdiction, the applicable laws and regulations often are complex and generally grant broad discretion to supervisory authorities in adopting regulations and supervising regulated activities. With the closure of LPAL, our regulatory responsibilities, risks, and expenses will be reduced. Our continuing ability to engage in businesses in the jurisdictions in which our subsidiaries currently operate is dependent upon compliance with the rules and regulations promulgated from time to time by the appropriate authorities in each of these jurisdictions. The burden of such regulation weighs equally upon all companies carrying on activities similar to those of our subsidiaries, and we do not consider such regulations to adversely affect the competitive position of our subsidiaries.

EMPLOYEES

       As of December 31, 2009, we had 5 employees. In January 2010, we further reduced staffing to 4 employees. Since January 1, 2008, we have reduced our staff by nearly half as part of our cost reduction measures. In one case, with our then U.K. based Chief Financial Officer, contractually obligated payments have been fully paid, with no future obligations, pursuant to an Employment Agreement and a Compromise Agreement, and are fully reflected in the 2008 and 2009 results of operations.

Item 1A.     RISK FACTORS

       Not required.


Item 1B.     UNRESOLVED STAFF COMMENTS

       None.
Item 2.    PROPERTIES

       We currently operate from an office located in San Francisco, California, consisting of approximately 3,800 square feet. We occupy this office under a lease which will expire at the end of October 2010. We renewed this lease in October 2009 at a substantially reduced rent.

       We are obligated under a lease until September 2010 for office space consisting of approximately 3,000 square feet in Jersey, Channel Islands, which is sub-leased for the remaining term of our lease for the entire office space. After September 2010, we will have no further obligations with respect to this property.

       See Note 8 to the Consolidated Financial Statements in Item 8 of this Form 10-K for further information regarding our leases.

Item 3.    LEGAL PROCEEDINGS

       There are no legal proceedings pending against the Group.

Item 4.    RESERVED


                                     PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET INFORMATION

       The principal trading market for our Ordinary Shares is the LSE, under the symbol "BEK.L," on which such shares have been listed since February 1985. American Depositor Shares ("ADSs"), each representing ten Ordinary Shares, are evidenced by ADRs for which The Bank of New York Mellon is the Depositary. Our ADSs have traded in the United States from September 1992 through August 1993 on the OTC Bulletin Board, from September 1993 through November 1999 on The Nasdaq Stock MarketSM under the symbol "LPGL," from November 1999 through July 3, 2002 on the New York Stock Exchange ("NYSE") under the symbol "LDP," from July 12, 2002 through June 15, 2003 on the OTC Bulletin Board under the symbol "LDPGY.PK" and since June 16, 2003 on the OTC Bulletin Board under the symbol "BKLYY.PK." As of December 31, 2009, there were 64,439,073 Ordinary Shares outstanding of which 11,835,430, or 18.4%, were represented by 1,183,543 ADSs. ADS holders could exercise their voting rights through the ADR Depositary. As part of our cost reduction measures, the offering of ADRs was terminated on January 20, 2010. Our Deposit Agreement with The Bank of New York Mellon will terminate on April 20, 2010. We entered into an amendment to our Deposit Agreement on January 20, 2010, to decrease from one year to thirty (30) days the amount of time that must pass after termination of the Deposit Agreement before The Bank of New York Mellon may sell any ADRs that have not been surrendered. The Bank of New York
Mellon notified our ADR holders, by letter dated January 20, 2010, of their right to surrender their ADRs for our Ordinary Shares on or before May 20, 2010. If any of the ADR holders do not surrender their ADRs for our Ordinary Shares by May 20, 2010, The Bank of New York Mellon will use reasonable efforts to sell such ADRs and such ADR holders will receive the net proceeds of sale upon any subsequent surrender of such ADRs.

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

         The following table shows, for the quarters indicated, the reported highest and lowest middle market quotations (which represent an average of bid and asked prices) for our Ordinary Shares on the LSE, based on its Daily Official List, and the high and low trade price information of the ADSs as obtained from the OTC Bulletin Board:



                                                                         LSE                    OTC Bulletin Board
                                                                 Pounds Sterling Per               U.S. Dollars
                                                                   Ordinary Share                     Per ADS
                                                               -----------------------        ----------------------
                                                                 High          Low              High          Low
                                                               ---------     ---------        ---------    ---------
2009:
First quarter.................................................     0.07         0.02             0.25          0.08
Second quarter................................................     0.04         0.03             0.32          0.26
Third quarter.................................................     0.06         0.02             0.75          0.28
Fourth quarter................................................     0.05         0.03             0.75          0.25

2008:
First quarter.................................................     0.07         0.03             0.90          0.50
Second quarter................................................     0.07         0.04             0.95          0.38
Third quarter.................................................     0.06         0.02             0.75          0.20
Fourth quarter................................................     0.05         0.02             0.22          0.09

Holders

       As of February 28, 2010, we had approximately 1,275 Ordinary shareholders of record and 75 ADS holders of record. Because many Ordinary Shares and ADSs are held by brokers and various institutions on behalf of other holders, we are unable to estimate the total number of beneficial holders represented by these holders of record.

Dividends

       Until 2002, we paid dividends on our Ordinary Shares in every year since we became listed on the LSE in 1985. Dividends on our Ordinary Shares were paid twice a year. In view of our requirement to conserve cash in order to meet the operating needs and growth opportunities of the business, we did not pay an interim or final dividend for 2008 or an interim dividend for 2009. Our Board of Directors will not be recommending a final dividend for the year 2009. Holders of ADSs were entitled to receive dividends paid, if any, on our Ordinary Shares through the ADR Depositary.

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

TAXATION

       The following summary of certain Jersey and U.S. tax consequences regarding share ownership is based on law and published practice as of March 31, 2010, and is subject to any changes in Jersey and U.S. law or published practice or in the establishment of any double taxation convention between Jersey and the U.S. occurring after that date. The summary is not a complete analysis or listing of all the possible tax consequences and does not address the tax implications for special classes of holders, such as banks, insurance companies and dealers in securities. The summary also does not address U.S. state income tax consequences. Owners of Ordinary Shares and ADSs and holders of ADSs who exchange for Ordinary Shares should consult their own tax advisors as to the tax consequences of such ownership or exchange.

       There is no double tax treaty or similar convention between the U.S. and Jersey. For the purposes of the U.S. Internal Revenue Code of 1986, as amended, it is assumed that beneficial owners of ADSs, in accordance with the terms of the Deposit Agreement, will be treated as the owners of the underlying Ordinary Shares represented by the ADSs.

Taxation of Dividends

       Dividends are declared gross in U.S. dollars. Through 2009, dividends paid by the Company, if any, were treated as having suffered Jersey income tax at the standard rate (20%) on the gross amount thereof.

       As part of a fundamental review of its tax system, the States of Jersey in the Channel Islands introduced a tax rate of zero percent for most companies in 2009. The resultant reduction in the overall corporate tax revenues in Jersey is being filled by an increase in direct personal taxation for individuals and by the introduction in May 2008 of a goods and services tax of 3%. The Company anticipates it will have a zero percent tax rate on its Jersey profits, and as such, no tax credit will be available for Jersey residents in the event dividends are paid in the future by the Company. It is likely that from the beginning of 2009, an individual resident in Jersey who owns more than 2% of the Ordinary Share capital of the Company, equivalent to 1,288,781 shares, may be liable for tax on their proportionate share of the Company's annual profits that have not been distributed. Shareholders who are unsure of their tax position should consult their tax advisor.

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

EQUITY COMPENSATION PLANS

       Information regarding our equity compensation plans is presented in Note 7 to the Consolidated Financial Statements in Item 8 of this Form 10-K.

WARRANTS

       On November 11, 2002, we agreed to grant 1,933,172 warrants to subscribe for our Ordinary Shares to Bank of Scotland in connection with the extension of our credit facility (which was fully repaid and terminated in June 2003). The warrants were granted on February 14, 2003 and have an exercise price of (pound)0.1143 (based on the average of the closing prices of the Ordinary Shares over the trading days from November 1, 2002 through November 11, 2002), which was higher than the market price of (pound)0.09 on November 11, 2002. These warrants expired, unexercised, on February 14, 2010.

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

       Factors that could cause or contribute to deviations from the forward-looking statements include those discussed in this section, elsewhere in this Form 10-K and in our other filings with the SEC. The factors include, but are not limited to, (i) variations in demand for our products and services, (ii) the success of our new products and services, (iii) significant changes in net cash flows in or out of our businesses, (iv) fluctuations in the performance of debt and equity markets worldwide, (v) the enactment of adverse state, federal or foreign regulation or changes in government policy or regulation (including accounting standards) affecting our operations, (vi) the effect of economic conditions and interest rates in the U.S., the U.K. or internationally, (vii) the ability of our subsidiaries to compete in their respective businesses,
(viii) our ability to attract and retain key personnel, and (ix) actions by governmental authorities that regulate our businesses.

Results of Operations by Business Segment

       Prior to the third quarter of 2009, the Company's reportable operating segments were classified according to its businesses of consulting in venture capital, and life insurance and annuities. As the Company ceased its insurance business during the third quarter of 2009, only one operating business remains: consulting in venture capital. Beginning with the third quarter of 2009, the Company changed its reporting of results to a consulting company format with only one operating business segment (consulting in venture capital). Certain reclassifications were made to prior period amounts to conform with the current period's presentation. These reclassifications had no effect on the net income or shareholders' equity for the prior periods.

2009 compared to 2008

         Consulting fee revenues remained relatively consistent even though there were changes in our client base. A contract was entered into with a client in early 2008 that generated $0.4 million in consulting fees during 2008; however, that contract ran only through the end of 2008. Contracts were entered into with a new client during 2009 that generated $0.3 million in consulting fees in 2009. The latest contract for this client expires at the end of March 2010 however, a new arrangement has been agreed in principal for slightly reduced services and fees.

       Under a consulting arrangement with a client we had in 2007, we are entitled to earn additional compensation in the future depending upon the performance of certain venture capital investments made with our assistance by that client during 2007. Any such compensation would be paid to us as a proportion of any capital gain realized by the client, after deducting certain costs, upon a defined realization of the investment by the client. To date, no such compensation has been realized, however we expect that one or more realizations is likely to occur.

       Cost of services decreased by $65,000 in 2009 compared to 2008, primarily due to reductions in staff costs.

       Selling, general and administrative expenses decreased significantly by $0.6 million to $2.1 million in 2009, compared to $2.7 million in 2008. This decrease was due to $0.5 million lower staff costs, net of contractually required employment obligations to our then U.K. based Chief Financial Officer. These costs were fully paid by June 30, 2009. Also for 2009, there were substantial additional staff cost savings related to an employee who left the company in the fourth quarter of 2008. In 2009, there was no additional expense related to the $0.1 million in web development costs paid to a third party vendor subsequent to our decision not to go forward with a web based project in 2008.

       As discussed in previous Form 10-Q and 10-K filings with the SEC, on August 12, 2008, the Company gave notice to Mr. Ian K. Whitehead, then the Company's Chief Financial Officer, that his employment agreement would end on June 30, 2009. Reference is made to Exhibit 10.3.1 to the Company's Form 10-K for the year ended December 31, 2000 for a copy of Mr. Whitehead's employment agreement and to the Company's Proxy Statement dated April 29, 2008 for a description of his salary waiver of May 2003.

       In 2009, our operating loss was $2.4 million (which includes $0.4 million of non-recurring compensation related to Mr. Whitehead, whose employment terminated on June 30, 2009), compared to an operating loss of $3.0 million in 2008. This decrease in loss was attributable to a $0.6 million decrease in operating expenses due to cost reduction measures as discussed above.

Interest Income

2009 compared to 2008

       Interest income decreased by $273,000 to $41,000 for 2009 compared to $314,000 in 2008, due to declining cash balances, as well as to lower interest rates. As of December 31, 2009, our cash and cash equivalents amounted to $11.5 million, a decrease of $2.2 million from December 31, 2008. This decrease resulted primarily from the use of cash in operating activities. We are continuing to implement, and realize, a wide array of cost reduction measures in order to preserve cash, while seeking higher yields on cash balances.

Realized Investment Gains and Losses

2009 compared to 2008

       Net realized investment gains for 2009 were $64,000, compared to $1.1 million for 2008.

       In February 2008, the Group received a final WorldCom distribution of $0.27 million. LPAL held certain WorldCom, Inc. publicly traded bonds which it sold at a loss in 2002. This payment recovers part of the realized loss recognized by LPAL in 2002. Our total recovery from WorldCom totaled $1.5 million during 2007 and 2008.

       In December 2008, the Group received a partial distribution of $1.37 million from the Enron Corporation securities litigation. In December 2009, the Group received an additional distribution of $264,000. LPAL held certain Enron Corporation publicly traded bonds which it sold at a loss in 2002. These two payments totaling almost $1.64 million recover part of the realized loss recognized by LPAL in 2002. The timing and amount of future Enron distributions is currently uncertain.

       The WorldCom and Enron 2008 payments received were offset by other-than-temporary impairment write-downs totaling $0.5 million on one of LPAL's private equity investments. The Enron 2009 payment received was offset by other-than-temporary impairment write-down of $0.2 million in the same private equity investment.

Cost Containment and Cash Preservation Measures

       We have implemented and are realizing significant cost savings due to a wide range of expense reduction measures. Staffing levels were reduced in 2008, and again in 2009, and all contractual employment obligations were fully paid by June 30, 2009. Our San Francisco office lease was successfully negotiated at a significantly reduced rent. We were able to obtain insurance coverage at substantially reduced rates. We have reduced our legal and other professional expenses.

       We have focused our resources and have decided to close our Jersey insurance business. This insurance business was regulated which required audit fees and expenses, actuary fees, independent director fees, administrative expenses and other related costs. We are also closing several dormant subsidiaries, all which will reduce our auditing and administrative costs.

       We are also reducing costs by eliminating our ADR program. These costs include additional auditing fees and expenses, staffing costs (reduction of an additional employee), other professional and administrative fees and related costs.

       These cost containment measures are expected to significantly reduce the use of cash for operating activities.

Income Taxes

       We are subject to taxation on our income in all countries in which we operate based upon the taxable income arising in each country. However, realized gains on certain investments are exempt from Jersey and Guernsey taxation. Through 2008, we were subject to income tax in Jersey at a rate of 20%. For 2009, under a new tax system in Jersey, Channel Islands, our tax rate is zero. (See discussion of the new tax system in Jersey in Part II, Item 5, "Taxation.") In the United States, we are subject to both federal and California taxes at rates up to 34% and 8.84%, respectively.

2009 compared to 2008

       In 2009, we received a $13,000 payment from London Pacific Life & Annuity Company ("LCL") for the use of our federal net operating losses to reduce LCL's alternative minimum tax expense as a result of the consolidation of LCL in our U.S. tax group's consolidated returns, which offset $2,000 minimum California taxes, resulting in an $11,000 tax benefit to the Group for 2009. For more information, see Note 6 "Income Taxes" to our consolidated financial statements included in Item 8 of this Form 10K. Other than these taxes and benefits, no other tax expense or benefits were applicable to our Group for 2009. A loss before income taxes of $1.4 million was contributed by our Jersey operations, and a loss before income taxes of $0.9 million was contributed by our U.S. operations; however, we did not recognize any tax benefits due to the 100% valuation allowances that we have provided for all deferred tax assets. In 2008, our tax expense was $4,000, comprised of $2,000 in minimum California taxes and $2,000 in federal alternative minimum taxes, caused by the consolidation of LCL in our U.S. tax group's consolidated returns.

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

Accounting for Investments

       From January 1, 2008, our primary business for financial reporting purposes is considered to be consulting in venture capital. As such, our private equity investments are carried at cost less any other-than-temporary impairments. Previously, we carried our private equity investments at fair value in accordance with the accounting guidance related to insurance companies. With respect to our private equity investments held at December 31, 2007, our best estimate of their fair value was their cost basis. Therefore, the change from an insurance company for financial reporting purposes to a consulting company as of January 1, 2008 did not have an impact on the carrying values of our private equity investments.

       Our private equity investments for 2008 and 2009 are less than 20% in the investee companies, and we do not have any significant influence on the investee companies. Accordingly, all such investments are accounted for with the cost method. We evaluate the Group's investments for any events or changes in circumstances ("impairment indicators") that may have significant adverse effects on our investments. If impairment indicators exist, then the carrying amount of the investment is compared to its estimated fair value. If any impairment is determined to be other-than-temporary, then a realized investment loss would be recognized during the period for which we make such determination.

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

Revenue Recognition

       The timing of revenue recognition for consulting services requires a degree of judgment. Under revenue accounting guidance, revenue is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed and determinable and collectibility is reasonably assured. We recognize consulting fee revenues in our consolidated statement of operations as the services are performed, if all the conditions of the guidance are met. We do not recognize performance based revenues under a consulting arrangement until the payments are earned, the client has acknowledged the liability and collectibility is reasonably assured.

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


LIQUIDITY AND CAPITAL RESOURCES

       Our cash and cash equivalents decreased during 2009 by $2.2 million from $13.7 million as of December 31, 2008 to $11.5 million as of December 31, 2009. This decrease in cash and cash equivalents resulted from $2.2 million of cash used in operating activities which includes contractually required employment payments to our then U.K. based Chief Financial Officer as well as payments of all three remaining insurance policies due to their maturities in the first half of 2009. Our cost savings measures are expected to significantly reduce our use of cash for operating activities. Cash provided by investing activities primarily resulted from the $264,000 partial proceeds from the Enron securities litigation settlement net of $117,000 cash used to purchase private equity investments during 2009.

         Shareholders' equity decreased during 2009 by $2.3 million from $15.0 million at December 31, 2008 to $12.7 million as of December 31, 2009, primarily due to the net loss for the period of $2.3 million. As of December 31, 2009 and 2008, $62.6 million of our Ordinary Shares, at cost, held by the employee benefit trusts have been netted against shareholders' equity.

       As  of  December  31,  2009,  we  had  no  bank   borrowings,   guarantee
obligations, material commitments outstanding for capital expenditures or additional funding for private equity portfolio companies.

       As of December 31, 2009, we had $11.5 million of cash and cash equivalents of which $2.8 million was only available to fund the operations or commitments of LPAL, a wholly owned subsidiary. LPAL needed to obtain the permission of the Jersey Financial Services Commission if LPAL funds were to be used to fund operations or commitments outside of the LPAL entity. We believe that the remainder of our cash balance at December 31, 2009 of $8.7 million alone is sufficient to fund our operations (consulting in venture capital and corporate activities) over at least the next twelve months.

Item 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

    Not required.

Item 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                   INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

                                                                                                             Page

Report of Independent Registered Public Accounting Firm.....................................................  14

Consolidated Balance Sheets as of December 31, 2009 and 2008................................................  15

Consolidated Statements of Operations for the Years Ended
December 31, 2009 and 2008..................................................................................  16

Consolidated Statements of Cash Flows for the Years Ended
December 31, 2009 and 2008..................................................................................  17

Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
December 31, 2009 and 2008..................................................................................  18

Notes to Consolidated Financial Statements..................................................................  19

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



Board of Directors and Shareholders of
Berkeley Technology Limited
Jersey, Channel Islands


       We have audited the accompanying consolidated balance sheets of Berkeley Technology Limited (the "Company") as of December 31, 2009 and 2008 and the related consolidated statements of operations, cash flows and changes in shareholders' equity for each of the two years in the period ended December 31, 2009. In connection with our audits of the financial statements, we have also audited Schedule I - Condensed Financial Information of Registrant as of and for each of the years ended December 31, 2009 and 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

       In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Berkeley Technology Limited at December 31, 2009 and 2008, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.

       Also, in our opinion, Schedule I - Condensed Financial Information of Registrant, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects, the information set forth therein.



/s/  BDO Seidman, LLP
San Francisco, California
March 31, 2010

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                           CONSOLIDATED BALANCE SHEETS
                      (In thousands, except share amounts)

                                                                                             December 31,
                                                                                     ------------------------------
                                                                                         2009              2008
                                                                                     ------------      ------------
                                            ASSETS
Current assets:
   Cash and cash equivalents......................................................   $     11,480(1)   $     13,681
   Accounts receivable, less allowances of $0 December 31, 2009
       and 2008...................................................................            141               222
   Interest receivable............................................................              -                 1
   Prepaid expenses and deposits..................................................             68               147
                                                                                     ------------      ------------
Total current assets..............................................................         11,689            14,051

Private equity investments (at lower of cost or estimated fair value).............          1,469(1)          1,484
Property and equipment, net of accumulated depreciation of $181 and $177
   as of December 31, 2009 and 2008, respectively.................................              6                 9
                                                                                     ------------      ------------
Total assets......................................................................   $     13,164      $     15,544
                                                                                     ------------      ------------
                                                                                     ------------      ------------
                        LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable and accrued expenses..........................................   $        417      $        459
   Policyholder liabilities (due in less than one year)...........................              -               106
                                                                                     ------------      ------------
Total current liabilities.........................................................            417               565
                                                                                     ------------      ------------
Commitments and contingencies (See Note 8)

Shareholders' equity:
Ordinary shares, $0.05 par value per share: 86,400,000 shares authorized;
   64,439,073 shares issued and outstanding as of December 31, 2009
   and 2008.......................................................................          3,222             3,222
Additional paid-in capital........................................................         67,915            67,789
Retained earnings.................................................................          4,607             6,894
Employee benefit trusts, at cost (13,522,381 shares as of
   December 31, 2009 and 2008)....................................................        (62,598)          (62,598)
Accumulated other comprehensive loss..............................................           (399)             (399)
                                                                                     ------------      ------------
Total shareholders' equity........................................................         12,747            14,979
                                                                                     ------------      ------------
Total liabilities and shareholders' equity........................................   $     13,164      $     15,544
                                                                                     ------------      ------------
                                                                                     ------------      ------------

(1) As of December 31, 2009, the Company's  subsidiary,  London Pacific Assurance Limited ("LPAL"),  held $2,816 of the Group's
    $11,480 in cash and cash  equivalents and $844 of the Group's $1,469 in private equity  investments  which were only available to fund the  operations  or  commitments  of LPAL,  and not to the  parent  company  or any of the other  subsidiaries.  As of
    December 31, 2009, LPAL needed to obtain the permission of the Jersey  Financial  Services  Commission  ("JFSC") if LPAL funds were to be used to fund  operations  or  commitments  outside of the LPAL entity.  As of January 14, 2010,  the JFSC  approved
    LPAL's Cessation Of Business Plan and canceled LPAL's  insurance  permit.  As of January 14, 2010, the foregoing  restrictions no longer apply.

           See accompanying Notes which are an integral part of these
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                (In thousands, except per share and ADS amounts)


                                                                                          Year Ended December 31,
                                                                                     ------------------------------
                                                                                         2009             2008
                                                                                     ------------      ------------
Revenues:
Consulting fee income.............................................................   $        547      $        564
                                                                                     ------------      ------------
Total revenues....................................................................            547               564

Operating expenses:
Cost of services..................................................................            804               869
Selling, general and administrative expenses......................................          2,146             2,719
                                                                                     ------------      ------------
Total operating expenses..........................................................          2,950             3,588
                                                                                     ------------      ------------

Operating loss....................................................................         (2,403)           (3,024)

Interest income...................................................................             41               314
Distributions from securities litigation settlements..............................            264             1,643
Other-than-temporary impairment on investments....................................           (200)             (500)
                                                                                     ------------      ------------
Loss before income tax expense....................................................         (2,298)           (1,567)


Income tax expense (benefit)......................................................            (11)                4
                                                                                     ------------      ------------
Net loss..........................................................................   $     (2,287)     $     (1,571)
                                                                                     ------------      ------------
                                                                                     ------------      ------------




Basic and diluted loss per share..................................................   $      (0.04)     $      (0.03)
                                                                                     ------------      ------------
                                                                                     ------------      ------------

Basic and diluted loss per ADS....................................................   $      (0.45)     $      (0.31)
                                                                                     ------------      ------------
                                                                                     ------------      ------------


           See accompanying Notes which are an integral part of these
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                                                        Year Ended December 31,
                                                                                     ------------------------------
                                                                                         2009              2008
                                                                                     ------------      ------------

Net loss..........................................................................   $     (2,287)     $     (1,571)

Adjustments to reconcile net loss to net
   cash used in operating activities:
Depreciation and amortization.....................................................              5                 6
Amounts credited on insurance policyholder accounts...............................              1                 6
Net realized investment gains and other-than-temporaru impairment on investment...            (64)           (1,143)
Share based compensation..........................................................             55                71

Net changes in operating assets and liabilities:
   Accrued investment income .....................................................              1                13
   Other assets...................................................................             92               218
   Accounts payable, accruals and other liabilities...............................            (43)              (74)
                                                                                     ------------      ------------
Net cash used in operating activities.............................................         (2,240)           (2,474)
                                                                                     ------------      ------------

Cash flows from investing activities:
Purchases of private equity investments...........................................           (117)                -
Proceeds from WorldCom, Inc. and Enron securities litigation settlements .........            264             1,643
Capital expenditures..............................................................             (2)               (2)
                                                                                     ------------      ------------
Net cash provided by investing activities ........................................            145             1,641
                                                                                     ------------      ------------
Cash flows from financing activities:
Insurance policyholder benefits...................................................           (111)                -
                                                                                     ------------      ------------
Net cash used in financing activities ............................................           (111)                -
                                                                                     ------------      ------------

Effect of exchange rate changes on cash...........................................             (5)              (54)
                                                                                     ------------      ------------

Net decrease in cash and cash equivalents.........................................         (2,201)             (887)
Cash and cash equivalents at beginning of year....................................         13,681            14,568
                                                                                     ------------      ------------
Cash and cash equivalents at end of year .........................................   $     11,480      $     13,681
                                                                                     ------------      ------------
                                                                                     ------------      ------------

Supplemental disclosure of cash flow information:

Cash paid during the year for:
Income taxes (net of amounts recovered)...........................................   $        (11)     $          2

Non-cash investing activities:
Exchange of receivable from former consulting client for additional private
  equity investment in former consulting client...................................   $         68      $          -



           See accompanying Notes which are an integral part of these
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

           CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
                                 (In thousands)

                                                                                               Accumulated
                                                                                                  Other
                                    Ordinary Shares      Additional                Employee      Compre-       Total
                                ---------------------     Paid-in     Retained      Benefit      hensive    Shareholders'
                                   Number    Amount       Capital     Earnings      Trusts        Loss        Equity
                                ---------------------    ----------   ---------   ----------   -----------   -----------


Balance as of January 1, 2008      64,439   $   3,222    $   67,789   $   8,465   $  (62,598)  $      (399)  $    16,479



Net loss........................        -          -              -     (1,571)            -             -        (1,571)
Share based compensation,
   including income tax
   effect of $0 ................        -          -             71           -            -             -            71
                                ---------   ---------    ----------   ---------   ----------   -----------   -----------
Balance as of
   December 31, 2008............   64,439   $   3,222    $   67,860   $   6,894   $  (62,598)  $      (399)  $    14,979
                                ---------   ---------    ----------   ---------   ----------   -----------   -----------
                                ---------   ---------    ----------   ---------   ----------   -----------   -----------


Net loss........................        -   $       -    $        -   $  (2,287)  $        -   $         -   $    (2,287)
Share based compensation,
   including income tax
   effect of $0.................        -           -            55           -            -             -            55
                                ---------   ---------    ----------   ---------   ----------   -----------   -----------
Balance as of
   December 31, 2009............   64,439   $   3,222    $   67,915   $   4,607   $  (62,598)  $      (399)  $    12,747
                                ---------   ---------    ----------   ---------   ----------   -----------   -----------
                                ---------   ---------    ----------   ---------   ----------   -----------   -----------







           See accompanying Notes which are an integral part of these
                       Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 2009

       As used herein, the terms "registrant" and "Company" refer to Berkeley Technology Limited. Except as the context otherwise requires, the term "Group" refers collectively to the registrant and its subsidiaries.

Note 1.   Summary of Significant Accounting Policies

Basis of Presentation and Principles of Consolidation

       The accompanying consolidated financial statements have been prepared by the Company in conformity with United States generally accepted accounting principles ("U.S. GAAP"). These consolidated financial statements include the accounts of the Company, its subsidiaries, the Employee Share Option Trust ("ESOT") and the Agent Loyalty Opportunity Trust ("ALOT"). Significant subsidiaries included in the operations of the Group and discussed in this document include Berkeley International Capital Corporation ("BICC"), Berkeley VC LLC ("BVC"), and London Pacific Assurance Limited ("LPAL"). All intercompany transactions and balances have been eliminated in consolidation.

       From January 1, 2008, the consolidated balance sheets are presented in a classified format as is appropriate for a consulting company rather than in an unclassified format as is appropriate for a life insurance and annuities company. This change had no impact on the Company's shareholders' equity at January 1, 2008. The Group's primary business is now consulting in venture capital. See Note 2 "Investments" below for a discussion of the impact of this change on the Company's accounting policy for its private equity investments. For 2009, all consolidated financial statements are presented in a consulting company format.

       The Company is incorporated under the laws of Jersey, Channel Islands. Its Ordinary Shares are traded on the London Stock Exchange and in the U.S. on the OTC Bulletin Board in the form of American Depositary Shares ("ADSs"), which are evidenced by American Depositary Receipts ("ADRs"). Each ADS represents ten Ordinary Shares. As part of our cost reduction measures, the offering of ADRs was terminated on January 20, 2010. Our Deposit Agreement with The Bank of New York Mellon will terminate on April 20, 2010. We entered into an amendment to our Deposit Agreement on January 20, 2010, to decrease from one year to thirty
(30) days the amount of time that must pass after termination of the Deposit Agreement before The Bank of New York Mellon may sell any ADRs that have not been surrendered. The Bank of New York Mellon notified our ADR holders, by letter dated January 20, 2010, of their right to surrender their ADRs for our Ordinary Shares on or before May 20, 2010. If any of the ADR holders do not surrender their ADRs for our Ordinary Shares by May 20, 2010, The Bank of New York Mellon will use reasonable efforts to sell such ADRs and such ADR holders will receive the net proceeds of sale upon any subsequent surrender of such ADRs.

       Pursuant to the regulations of the U.S. Securities and Exchange Commission ("SEC"), the Company is considered a U.S. domestic registrant and must file financial statements prepared under U.S. GAAP. As the Company is a "Smaller Reporting Company" as defined by SEC rules that became effective on February 4, 2008, only two years of financial statements are included herein.

Reclassifications

       Certain prior year information has been reclassified to conform to current year presentation. The reclassifications had no effect on net loss or loss per share.

Cash and Cash Equivalents

       The Group considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Investments

       As discussed above, from January 1, 2008, the Group's primary business for financial reporting purposes is now considered to be consulting in venture capital rather than life insurance and annuities. As such, the Group's private equity investments are now carried at cost less any other-than-temporary impairment, if any. Previously, the Group carried its private equity investments at fair value in accordance with the accounting guidance relating to insurance companies. With respect to the Group's private equity investments held at December 31, 2007, the Group's best estimate of their fair value was their cost basis. Therefore, the change from an insurance company for financial reporting purposes to a consulting company as of January 1, 2008 did not have an impact on the carrying values of the Group's private equity investments. Marketable debt and equity securities will be carried at fair value should the Group make such investments in the future.

       As of December 31, 2009 and 2008, the Group's only investments were private equity securities.

       As all of the Group's private equity investments for 2009 and 2008 are less than 20% in the investee companies, and the Group does not have any significant influence on the investee companies, all such investments are accounted for in accordance with the cost method. The Group's management evaluates the Group's investments for any events or changes in circumstances ("impairment indicators") that may have significant adverse effects on the Group's investments. If impairment indicators exist, then the carrying amount of the investment is compared to its estimated fair value. If any impairment is determined to be other-than-temporary, then a realized investment loss would be recognized during the period in which such determination is made by the Group's management.

       The accounting guidance for fair value measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). That accounting guidance has also established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. See Note 9 "Fair Value
Measurements and Disclosures" below for the three levels of the fair value hierarchy. Level 3 inputs apply to the determination of fair value for the Group's private equity investments. These are unobservable inputs where the determination of fair values of investments requires the application of significant judgment. From January 1, 2008, only other-than-temporary impairments will be recognized and the carrying value of a private equity investment cannot be increased above its cost unless the investee company completes an initial public offering or is acquired. During 2009, the Group determined that impairment indicators existed for one of its private equity investments, and then determined that the impairment was other-than-temporary. The Group recognized a realized investment loss in its consolidated statement of operations totaling $200,000 on this investment during the first quarter of 2009. It is possible that the factors evaluated by management and fair values will change in subsequent periods, resulting in material impairment charges in future periods.

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

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

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

Life Insurance Policy Liabilities, Revenues and Expenses

       Life insurance policy liabilities, premium revenues and related expenses were accounted for in accordance with accounting guidance for insurance enterprises as follows:

       i) Life insurance policy liabilities for deferred annuities were accounted for as investment-type insurance products and were recorded at accumulated value (premiums received, plus accrued interest to the balance sheet date, less withdrawals and assessed fees);

       ii) Revenues for investment-type insurance products consisted of charges assessed against policy account values for surrenders; and

       iii) Benefits for investment-type insurance products were charged to expense when incurred and reflect the claim amounts in excess of the policy account balance. Expenses for investment-type products included the interest credited to the policy account balance.

Revenue Recognition

       Consulting fees are recognized in income on an accrual basis, based upon when services are performed and in accordance with accounting revenue guidance. Under the guidance, revenue is realized or realizable and earned when persuasive evidence of an arrangement exists, delivery has occurred or services have been rendered, the seller's price to the buyer is fixed and determinable and collectibility is reasonably assured. Performance based revenues under a consulting arrangement are not recorded until the payments are earned, the client has acknowledged the liability in writing and collectibility is reasonably assured.

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

Share based compensation expense

       The accounting guidance for share based payments establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share based payment transactions. A public entity is required to measure the cost of employee services received in exchange for an award of equity instruments, including share options, based on the fair value of the award on the grant date, and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. Companies are required to estimate the fair value of share based payment awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statement of operations.

       Share based compensation expense recognized in the Company's consolidated statement of operations for the year ended December 31, 2009 and 2008 includes compensation expense for share options granted prior to, but not yet vested as of December 31, 2005, as well as compensation expense for 4,500,000 share options granted to employees and directors on March 27, 2007, and 3,450,000 share options granted to employees and directors on August 20, 2008. No share options were granted during 2006 or 2009. The accounting guidance for share based payment requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share based compensation expense calculated is to be based on awards ultimately expected to vest, and therefore the expense should be reduced for estimated forfeitures. The Company's estimated forfeiture rate of zero percent for the first six months of 2008 and for the full year 2009 was based upon the fact that all unvested options related to longstanding employees and directors. However, in September 2008, an employee gave notice of his resignation effective at the end of October 2008. As such, 2,900,000 unvested options were forfeited on October 31, 2008. As these forfeitures were expected as of September 30, 2008, share based compensation expense was reduced in the third quarter of 2008 by $18,000. This represents the reversal of share based compensation expense amortization through the third quarter of 2008 related to the 2,900,000 unvested and forfeited options. In August 2008, the Company gave notice to its then Chief Financial Officer that his current employment agreement would end on June 30, 2009. As a result, this employee forfeited 500,000 options that were unvested as of June 30, 2009. The Company's net share based compensation expense for 2009 reflects the forfeiture of the 500,000 options. A further 2,700,000 vested options were forfeited by the ex-Chief Financial Officer on July 31, 2009 as they expired, unexercised. Despite the departure of these two employees, the Group's management continues to believe that a zero percent forfeiture rate for future periods is appropriate.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       The accounting guidance for share based payment requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. As there were no share option exercises during 2009 or 2008, the Company had no related tax benefits during those years.

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

Income Taxes

       The Group accounts for income taxes under the asset and liability method. Under this method the Group recognizes taxes payable or refundable for the current year, and deferred tax assets and liabilities due to temporary differences in the basis of assets and liabilities between amounts recorded for financial statement and tax purposes.

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

Earnings Per Share and ADS

       Basic earnings per share is calculated by dividing net income or loss by the weighted-average number of Ordinary Shares outstanding during the applicable period, excluding shares held by the ESOT and the ALOT which are regarded as treasury stock for the purposes of this calculation. The Company has issued employee share options, which are considered potential common stock. The Company has also issued Ordinary Share warrants to the Bank of Scotland in connection with the Company's bank facility (now terminated), which were also considered potential common stock. However, these warrants expired, unexercised, subsequent to year-end 2009 on February 14, 2010. Diluted earnings per share is calculated by dividing net income by the weighted-average number of Ordinary Shares outstanding during the applicable period as adjusted for these potentially dilutive options and warrants which are determined based on the "Treasury Stock Method."

       Loss per ADS is equivalent to ten times loss per Ordinary Share.

Comprehensive Income

       The Company had no other  comprehensive  income or loss for 2009 or 2008.
Therefore,   the  Company's  comprehensive  loss  was  equal  to  the  Company's consolidated net loss for these periods.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Recently Issued Accounting Pronouncements

       In December 2007, the Financial Account Standards Board ("FASB") issued new accounting guidance relating to non-controlling interests in consolidated financial statements. This guidance establishes accounting and reporting standards to improve the relevance, comparability and transparency of financial information that a reporting entity provides in its financial statements. This guidance became effective for fiscal years beginning on or after December 15, 2008. The adoption of this guidance did not have an impact on the Company's consolidated financial statements.

       In February 2008, the FASB issued new accounting guidance which delayed the effective date to fiscal years ending after November 15, 2008 for fair value accounting for all non-financial assets and liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis. The adoption of this guidance as of January 1, 2009 did not have an impact on the Company's consolidated financial statements.

       In April 2009, the FASB issued additional guidance on estimating fair value when the volume and level of activity for an asset or liability have significantly decreased and is effective for interim and annual reporting periods ended after June 15, 2009. The Company's adoption of this standard did not have an impact on the Company's consolidated financial statements.

       In May 2009, the FASB issued new accounting guidance related to the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The guidance sets forth (1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; (2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and (3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This statement is effective for interim or annual periods ending after June 15, 2009. The Company adopted this guidance in the second quarter of 2009. The adoption of this guidance did not have an impact on the Company's consolidated financial statements.

       In June 2009, the FASB issued the FASB Accounting Standards Codification ("ASC"). The ASC has become the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC became effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption did not have an impact on the financial results of the Company.

       In January 2010, the FASB issued new guidance related to fair value disclosures. This amended guidance requiring disclosures about inputs and valuation techniques is used to measure fair value as well as disclosure about significant transfers, beginning in the first quarter of 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. We do not expect the adoption of this guidance to have a material impact on the Company's consolidated financial statements.

Use of Estimates

       The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of these consolidated financial statements as well as the reported amount of revenues and expenses during this reporting period. The Group's management's estimates are based on historical experience, input from sources outside of the Company, and other relevant facts and circumstances. Actual results could differ materially from those estimates. Accounting policies that include

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES particularly significant estimates include the assessment of recoverability and measuring impairment of private equity investments, investment and impairment valuations, measurement of deferred tax assets and the corresponding valuation allowances, fair value estimates for the expense of employee share options, valuation of accounts receivable, and estimates related to commitments and contingencies.

Note 2.    Investments

       See Note 1 "Summary of Significant Accounting Policies" above for a discussion of the Group's accounting policies with respect to its investments. As of December 31, 2009 and 2008, the Group's only investments were private equity securities. As of December 31, 2008, the carrying value of these investments totaled $1,484,000, which represented their estimated fair value and which was also their cost basis. Early in 2009, the Group recognized an other-than-temporary impairment loss totaling $200,000 on one of its private equity investments. Later in 2009, the Group participated at its pro-rata share, $57,000, in an $11.1 million bridge financing in order to protect its existing investment in this company by offsetting a receivable for $57,000, which was later converted into preferred stock and warrants for preferred stock. Near the end of 2009, after the company reported a tripling of sales and a profit for the quarter ending June 30, 2009, the Group purchased $128,000 ($117,000 in cash and conversion of the remaining $11,000 receivable) of preferred stock as part of a $12.5 million new financing in this company at a substantially lower valuation. Despite these improvements, having reported in the first quarter 2009 an other-than-temporary impairment loss, accounting rules do not permit us to recognize any gain until an event of liquidity. Aggregate carrying value of all the Group's investments was $1,469,000 as of December 31, 2009.

Investment Concentration and Risk

       As of December 31, 2009, the Group's investments consisted of three private equity securities with individual carrying values of less then 10% of the Group's shareholders' equity. One of these investments, with a carrying value of $485,000, is in preferred stock and warrants of a technology company (the company referenced above) that was a consulting client of BICC. Another investment, with a carrying value of $140,000, is in preferred stock of another technology company that was a consulting client of BICC in prior years. The third investment has a carrying value of $844,000 and is in preferred stock of a technology company.

         The Group held no fixed maturity securities as of December 31, 2009 and 2008.

Distributions from Securities Litigation Settlements

       In February 2008, the Group received a $270,000 payment representing the final distribution from the WorldCom, Inc. securities litigation. LPAL held certain WorldCom, Inc. publicly traded bonds which it sold at a loss in 2002. This payment recovers part of LPAL's realized loss on the WorldCom bonds recognized in 2002.

       In December 2008, the Group received a $1.37 million partial distribution from the Enron Corporation securities litigation. LPAL held certain Enron Corporation publicly traded bonds which it sold at a loss in 2002. In December 2009, the Group received an additional $264,000 payment from the Enron Corporation securities litigation. These two payments totaling almost $1.64 million recover part of LPAL's realized loss on the Enron Corporation bonds recognized in 2002. The timing and amount of future Enron distributions is currently uncertain.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Note 3.    Property and Equipment

       Property and equipment are carried at cost and consisted of the following:

                                                                                              December 31,
                                                                                     ------------------------------
                                                                                         2009              2008
                                                                                     ------------      ------------
                                                                                              (In thousands)
Property, equipment and leasehold improvements....................................   $        187      $        186
Accumulated depreciation..........................................................           (181)             (177)
                                                                                     ------------      ------------
Property and equipment, net.......................................................   $          6      $          9
                                                                                     ------------      ------------
                                                                                     ------------      ------------

 Note 4.    Life Insurance Policy Liabilities

       An analysis of life insurance policy liabilities is as follows:

                                                                                              December 31,
                                                                                     ------------------------------
                                                                                         2009              2008
                                                                                     ------------      ------------
                                                                                             (In thousands)
Deferred annuities - policyholder contract deposits...............................   $          -      $         72
Other policy claims and benefits..................................................              -                34
                                                                                     ------------      ------------
                                                                                     $          -      $        106
                                                                                     ------------      ------------
                                                                                     ------------      ------------

Note 5.   Statutory Financial Information and Restrictions

       LPAL was previously regulated by the JFSC, and under Article 6 of the Insurance Business (Jersey) Law 1996, was permitted to conduct long-term insurance business. The JFSC required LPAL to submit annual audited financial statements (prepared under U.S. GAAP which is permitted), and an audited annual filing in the format consistent with that required by the Financial Services Authority in the United Kingdom. The annual filing submitted by LPAL to the JFSC was accompanied, as required, by a Certificate from the Appointed Actuary which stated that, based on sufficiently prudent assumptions, assets were sufficient to cover all liabilities. The annual filing contained a report from the Appointed Actuary on the matching of investments to liabilities.

       The JFSC set out the conditions under which LPAL complied and determined the reporting requirements and frequency of reporting. These conditions required that: (i) LPAL hold, at all times, approved assets at least equal to the long-term insurance fund plus the required minimum solvency margin, (ii) the margin of solvency must be the greater of (pound)50,000 or 2.5% of the value of the long-term business fund, and (iii) assets equal to not less than 90% of liabilities must be placed with approved independent custodians. As of December 31, 2009, LPAL met all of these conditions.

       LPAL was also required under the insurance laws to appoint an actuary. The actuary needed to be qualified as defined under Jersey law and was required to supervise the long-term insurance fund. No transfers, except in satisfaction of long-term insurance business liabilities, were permitted from LPAL's long-term insurance fund without the consent of LPAL's directors and actuary. Dividends required the approval of the JFSC. In April 2008, the Company obtained approval from the JFSC for LPAL to make dividend payments up to a total of $5.0 million to the Company in the future. As a condition of the JFSC's approval, the Company agreed to provide financial support to LPAL in the unlikely event LPAL's funds were insufficient to pay off its policy liabilities totaling $106,000 as of December 31, 2008, as well as the operational costs of LPAL. LPAL

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES ceased business on September 30, 2009, and on January 14, 2010, the JFSC approved LPAL's Cessation Of Business Plan ("COBP") and cancelled its insurance permit. As of December 31, 2009, the JFSC had not yet approved LPAL's COBP, and accordingly, as of December 31, 2009, the cash balances of $2.8 million and private equity investments of $844,000 held by LPAL were restricted as disclosed in the footnote to the balance sheet.

Note 6.    Income Taxes

       The Company has adopted the FASB guidance on accounting for uncertainty in income taxes. The Company's management believes that its income tax positions would be sustained upon examination by appropriate taxing authorities based on the technical merits of such positions, and therefore the Company has not provided for any unrecognized tax benefits at the adoption date, and there has been no change to the $0 of unrecognized tax benefits in 2008 and 2009. The Company's tax returns remain subject to examination by taxing authorities for the tax years 2005 through 2008 and for 2009 once the returns are filed in 2010.

       The Group is subject to taxation on its income in all countries in which it operates based upon the taxable income arising in each country. However, realized gains on certain investments are exempt from Jersey and Guernsey taxation. This tax benefit which may not recur has reduced the tax charge in 2009 and 2008.

       The Group is subject to income tax in Jersey at a rate of 20% through 2008 and 0% for 2009. In the United States, the Group is subject to both federal and California taxes at rates up to 34% and 8.84%, respectively.

       A breakdown of the Group's book loss before income taxes by tax jurisdiction follows:

                                                                                         Year Ended December 31,
                                                                                     ------------------------------
                                                                                         2009              2008
                                                                                     ------------      ------------
                                                                                             (In thousands)
Income (loss) before income taxes:
Jersey, Guernsey and United Kingdom...............................................   $     (1,433)             (476)
United States.....................................................................           (865)           (1,091)
                                                                                     ------------      ------------
Total income (loss) before income taxes...........................................   $     (2,298)     $     (1,567)
                                                                                     ------------      ------------
                                                                                     ------------      ------------

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       The provision for income taxes differs from the amount computed by applying the Jersey, Channel Islands statutory income tax rate of 0% for 2009 and 20% for 2008 to the losses before income taxes. The sources and tax effects of the difference are as follows:

                                                                                         Year Ended December 31,
                                                                                     ------------------------------
                                                                                         2009              2008
                                                                                     ------------      ------------
                                                                                            (In thousands)
Income tax expense (benefit) computed at Jersey statutory income tax
   rate of 0% for 2009 and 20% for 2008...........................................   $          -      $       (313)
Realized and unrealized investment gains not subject to taxation
   in Jersey......................................................................              -              (229)
Other losses not deductible in Jersey.............................................              -               289
Income not taxable in Guernsey....................................................              -                 -
Tax expense (benefit) on losses at higher than 0% and 20% statutory Jersey rate:
   Losses in the U.S..............................................................           (370)             (249)

Increase (decrease) in valuation allowance........................................            369              (359)
Utilization of net operating loss carryforwards by a federal consolidated
   tax group affiliate (1)........................................................          1,830                 -
Decrease in valuation allowance related to utilization of net operating loss
   carryforwards by a federal consolidated tax group affiliate (1)................         (1,830)                -
Expiration of net operating loss carryforwards of U.S. entities...................            173                 -
Decrease in valuation allowance related to expiration of net operating loss
   carryforwards..................................................................           (173)                -
 Other............................................................................            (10)              147

                                                                                     ------------      ------------
Actual tax expense (benefit) .....................................................   $        (11)     $          4
                                                                                     ------------      ------------
                                                                                     ------------      ------------

(1) See discussion below regarding the inclusion of non-consolidated federal tax group affiliate.

       The components of the actual tax expense (benefit) were as follows:

                                                                                          Year Ended December 31,
                                                                                     ------------------------------
                                                                                         2009              2008
                                                                                     ------------      ------------
                                                                                               (In thousands)
Jersey, Guernsey and United Kingdom:
   Current tax expense............................................................   $          -      $          -
   Deferred tax expense...........................................................              -                 -

United States:
   Current tax expense (benefit) .................................................            (11)                4
   Deferred tax expense...........................................................              -                 -

                                                                                     ------------      ------------
Total actual tax expense .........................................................   $        (11)     $          4
                                                                                     ------------      ------------
                                                                                     ------------      ------------

       The Group recognizes assets and liabilities for the deferred tax consequences of temporary differences between the tax basis of assets and liabilities and their reported amounts in the financial statements. These temporary differences will result in taxable or deductible amounts in future years when the reported amounts of assets and liabilities are recovered or settled. The deferred income tax assets are reviewed periodically for recoverability and valuation allowances are provided as necessary. Deferred income tax assets and liabilities

                 BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES are disclosed net in the consolidated financial statements when they arise within the same tax jurisdiction and tax return.

       The tax effects of temporary differences that give rise to significant portions of the deferred income tax assets and deferred income tax liabilities are presented below. As of December 31, 2009 and December 31, 2008, full valuation allowances were provided on the net deferred tax assets of the U.S. tax group due to the uncertainty of generating future taxable income or capital gains to benefit from the deferred tax assets.


                                                                                              December 31,
                                                                                     ------------------------------
                                                                                         2009              2008
                                                                                     ------------      ------------
                                                                                             (In thousands)
U.S. subsidiaries:
Deferred income tax assets:
Net operating loss carryforwards..................................................   $      4,231      $      5,868
Deferred compensation.............................................................              3                 3
Other assets......................................................................              5                 2
Valuation allowance...............................................................         (4,239)           (5,873)
                                                                                     ------------      ------------
Net deferred income tax assets - U.S. subsidiaries................................   $          -      $          -
                                                                                     ------------      ------------
                                                                                     ------------      ------------

       As of December 31, 2009, the Group's U.S. subsidiaries have pre-tax federal net operating loss carryforwards of approximately $9.1 million expiring as follows: approximately $0.8 million in 2011, and approximately $8.3 million from 2020 to 2029. These subsidiaries have California net operating loss carryforwards of approximately $12.8 million expiring from 2014 to 2029. The Group has recorded a full valuation allowance for the deferred tax assets arising from these carryforward amounts as of December 31, 2009 due to the uncertainty of generating future taxable income to benefit from the deferred tax assets.

       The Company's Jersey, Channel Islands subsidiaries have net operating loss carryforwards of approximately $19.5 million as of December 31, 2009; however, no deferred tax assets, and no corresponding valuation reserves, have been recorded for these net operating loss carryforwards due to the introduction of a new tax system in Jersey in 2009 when the tax rate for certain Jersey corporations became zero. The Company's tax rate for its Jersey entities is zero.

       During the third quarter of 2008, the Internal Revenue Service issued a private letter ruling that the Group's U.S. holding company, Berkeley (USA) Holdings Limited ("BUSA"), should include London Pacific Life & Annuity Company in Liquidation ("LCL") in its federal consolidated tax returns for tax years commencing with 2005. LCL is not considered a variable interest entity within the scope of FASB guidance for the consolidation of variable interest entities. BUSA holds the common stock of LCL but BUSA does not have any voting or management control over LCL. The financial statements of LCL have not been included in the Company's consolidated financial statements and they will not be included in the future.

       BUSA and LCL have signed a tax allocation and sharing agreement dated March 18, 2009. Under this agreement, any benefit to BUSA of utilizing the tax losses of LCL to offset BUSA's separate taxable income in BUSA's federal consolidated tax returns should BUSA not have any of its own carryforward losses will be paid by BUSA to LCL, and any benefit to LCL of utilizing the tax losses of BUSA to offset LCL's separate taxable income in BUSA's federal consolidated tax returns should LCL not have any of its own carryforward losses will be paid by LCL to BUSA. Any tax liabilities, including alternative minimum taxes, created by the inclusion of LCL in the federal consolidated tax returns of BUSA will be paid by LCL either directly to the IRS or reimbursed to BUSA by LCL if payment is made to the IRS by BUSA. For purposes of computing allocable federal income

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES tax liability, BUSA will allocate taxable income brackets and exemptions on a pro-rated basis among members of the affiliated tax group.

       In September 2009, the Group filed amended federal consolidated tax returns for 2005 through 2007, and the inclusion of LCL in the federal consolidated tax returns of BUSA for 2005 through 2008 did not result in any tax liabilities for the Group, except for a $1,585 payment due to the IRS related to alternative minimum taxes for 2007. As of the end of 2009, LCL has approximately $42.7 million of net operating loss carryforwards (unaudited) and approximately $59.6 million capital loss carryforwards (unaudited). The Group's management believes that these loss carryforwards should be sufficient to offset any taxable income of LCL in the foreseeable future. However, LCL could have liabilities for alternative minimum taxes ("AMT") in future periods due to the utilization of net operating losses to offset current taxable income. Any AMT liability attributable to LCL computed on a stand alone basis would be the responsibility of LCL, not the Group, and accordingly, any such liability has not been included in the consolidated financial statements of the Company.

Note 7.    Shareholders' Equity

       The Company has authorized 86,400,000 Ordinary Shares with a par value of $0.05 per share. As of December 31, 2009 and 2008, there were 64,439,073 Ordinary Shares issued and outstanding.

       No dividends were declared or paid in 2009 or 2008.

       As of December 31, 2009, the Company has a liability on its consolidated balance sheet of $124,000, representing the amount of dividend checks issued by the Company's share registrar to shareholders that have not been cashed. As the Company had previously remitted the full amount of the dividends to its registrar, after a period of time, the registrar would return the funds to the Company in the amount of the uncashed dividend checks. Pursuant to the Company's Memorandum and Articles, any unclaimed dividend after twelve or more years after the date of its declaration shall be forfeited and shall revert back to the Company.

       Accumulated other comprehensive loss consists of one component, foreign currency translation adjustments. Accumulated foreign currency translation adjustments were $(399,000) as of both December 31, 2009 and 2008.

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

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       Changes in the number of shares held by The London Pacific Group 1990 Employee Share Option Trust ("ESOT") and the Agent Loyalty Opportunity Trust ("ALOT") were as follows:

                                                                              Year Ended December 31,
                                                                 --------------------------------------------------
                                                                           2009                      2008
                                                                 --------------------------------------------------
                                                                    ESOT         ALOT         ESOT         ALOT
                                                                 ----------   ----------   ----------   -----------
                                                                                  (In thousands)
Shares held as of January 1....................................      13,084          438       13,084           438
Purchased......................................................           -            -            -             -
Exercised......................................................           -            -            -             -
                                                                 ----------   ----------   ----------   -----------
Shares held as of December 31..................................      13,084(1)       438       13,084(1)        438
                                                                 ----------   ----------   ----------   -----------
                                                                 ----------   ----------   ----------   -----------

(1) 834,000 shares are held in ADR form.

Warrants

       On November 11, 2002, the Company agreed to grant 1,933,172 warrants to subscribe for the Company's Ordinary Shares to Bank of Scotland in connection with the extension of the Group's credit facility (which was fully repaid and terminated in June 2003). The warrants were granted on February 14, 2003 and had an exercise price of (pound)0.1143 (based on the average of the closing prices of the Ordinary Shares over the trading days from November 1, 2002 through November 11, 2002), which was higher than the market price of (pound)0.09 on November 11, 2002. These warrants were exercisable at any time prior to February 14, 2010 and their fair value was determined to be $251,125, based on a risk-free rate of 2.80%, volatility of 179% and a dividend yield of zero. The Company recognized $30,625 of expense relating to these warrants in 2002. The balance of $220,500 was recognized as an expense in 2003, with the corresponding entries to additional paid-in capital. These warrants expired, unexercised, on February 14, 2010.

Note 8.    Commitments and Contingencies

Lease Commitments

       The Group leases office space under operating leases. Total rents under these operating leases were $235,000 (net of sublease income of $68,000) and $223,000 (net of sublease income of $78,000), for the years ended December 31, 2009 and 2008, respectively. Our Jersey and San Francisco office space leases expire in September 2010 and October 2010, respectively. The Group had no capital leases as of December 31, 2009 or 2008.

       There are no future minimum lease payments required under non-cancelable operating leases with terms of one year or more, as of December 31, 2009.

Guarantees

       Under our Memorandum and Articles of Association, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company maintains directors and officers' liability insurance that limits the Company's exposure and enables it to recover a portion of any future amounts paid. As a result of our insurance coverage, the Company believes the estimated fair value of these indemnification agreements is minimal and has no liabilities recorded for these agreements as of December 31, 2009.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       The Company enters into indemnification provisions under our agreements with other companies in our ordinary course of business, typically with business partners, clients, banks and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions sometimes include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company believes the estimated fair value of these agreements is minimal. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2009.

Note 9.   Fair Value of Financial Instruments

       The Company adopted the accounting guidance for fair value measurements as of January 1, 2008. The accounting guidance for fair value measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The accounting guidance also outlines a valuation framework and creates a fair value hierarchy in order to increase the consistency and comparability of fair value measurements and the related disclosures. Under U.S. GAAP, certain assets and liabilities must be measured at fair value, and the accounting guidance details the disclosures that are required for items measured at fair value. Financial assets and liabilities are measured using inputs from three levels of hierarchy. The three levels are as follows:

       Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that are accessible by the Company. During the twelve months ended December 31, 2009, the Company's Level 1 assets included money market mutual funds which are included in cash and cash equivalents in the consolidated balance sheets.

       Level 2 - Inputs include quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly.

       Level 3 - Unobservable inputs for the asset or liability including significant assumptions of the Company and other market participants. As of December 31, 2009 and December 31, 2008, the Group held $1,469,000 and $1,484,000, respectively, of private equity investments which are carried at cost, as adjusted for other-than-temporary impairments. In order to determine if any other-than-temporary impairments exist, the Group must first determine the fair values of its private equity investments using Level 3 unobservable inputs, including the analysis of various financial, performance and market factors. During the twelve months ended December 31, 2009, the Group recognized other-than-temporary impairment losses totaling $200,000 on one of its private equity investments. The Group's management considered the investee company's declining cash position, less favorable business environment and likely acquisition value in determining the fair value estimates of this investment.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       The following table presents the Company's fair value measurements that are measured at the estimated fair value, on a recurring basis, categorized in accordance with the fair value hierarchy:

                                                               Quoted Prices
                                                                 In Active   Significant
                                                                Markets For     Other     Significant
                                                                 Identical   Observable   Unobservable
                                                                   Assets       Inputs       Inputs
                                                                 (Level 1)    (Level 2)    (Level 3)      Total
                                                                 ----------   ----------   ----------   -----------
                                                                                    (In thousands)
As of December 31, 2009:
Money market funds.............................................  $        -   $    4,008   $        -   $     4,008

As of December 31, 2008:
Money market funds.............................................  $        -   $      328   $        -   $       328



       Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment only in certain circumstances (for example, when there is evidence of impairment). During 2009 and 2008 the Company recorded an impairment charge of $200,000 and $500,000 respectively relating to the private equity investments. See Note 2 for discussion of the investments. The Company classifies these measurements as Level 3.

                                                               Quoted Prices
                                                                 In Active   Significant
                                                                Markets For     Other     Significant
                                                                 Identical   Observable   Unobservable
                                                                   Assets       Inputs       Inputs
                                                                 (Level 1)    (Level 2)    (Level 3)      Total
                                                                 ----------   ----------   ----------   -----------
                                                                                    (In thousands)
As of December 31, 2009:
Private equity investments.....................................           -            -        1,469         1,469

As of December 31, 2008:
Private equity investments.....................................           -            -        1,484         1,484


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

Employee Share Option Trust

       The London Pacific Group 1990 Employee Share Option Trust ("ESOT"), which was approved by shareholders in 1990, provides for the granting of share options to employees and directors. The objectives of this plan include retaining the best personnel and providing for additional performance incentives. Such grants to employees and directors are generally exercisable in four equal annual installments beginning one year from the date of grant, subject to employment continuation, and expire seven to ten years from the date of grant. Until August 2008, options were generally granted with an exercise price equal to the fair market value of the

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES underlying shares at the date of grant. On August 19, 2008, the exercise price of 4,450,000 options granted on March 27, 2007 to employees and directors was modified from $0.10 to $0.31 cents, the net book value of the shares as of December 31, 2006. Until further notice, new option grants will have an exercise price equal to the net book value of the shares as of the end of the previous quarter.

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

       Share option activity for the years ended December 31, 2009 and 2008 was as follows:

                                                                           2009                     2008
                                                                 -----------------------   ------------------------
                                                                               Weighted-                 Weighted-
                                                                   Number       Average      Number       Average
                                                                    of         Exercise        of        Exercise
(Options in thousands)                                            Options       Price       Options        Price
                                                                 -----------------------   ------------------------
Outstanding as of January 1...................................        9,675   $     1.54        9,625   $      1.45
Granted ......................................................            -            -        3,450          0.30
Forfeited.....................................................       (3,200)        0.43       (3,400)         0.31
Exercised.....................................................            -            -            -             -
Expired.......................................................            -            -            -             -
                                                                 ----------   ----------   ----------   -----------
Outstanding as of December 31.................................        6,475   $     2.09        9,675   $      1.54
                                                                 ----------   ----------   ----------   -----------
                                                                 ----------   ----------   ----------   -----------

Options exercisable as of December 31.........................        4,213   $     3.05        5,538   $      2.47
                                                                 ----------   ----------   ----------   -----------
                                                                 ----------   ----------   ----------   -----------

       See Note 1 "Summary of Significant Accounting Policies" for information regarding the Group's accounting for share based compensation.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       Summary information about the Group's share options outstanding as of December 31, 2009 is as follows:

                                      Options Outstanding (1)                             Options Exercisable (1)
                        -----------------------------------------------            --------------------------------
                                            Weighted-
                                            Average          Weighted-                                   Weighted-
   Range of                                Remaining         Average                                      Average
  Exercise                  Number        Contractual        Exercise                  Number            Exercise
   Prices                 Outstanding         Life             Price                 Exercisable          Price
------------          ---------------     -----------      ------------            ---------------     ------------
                        (In thousands)        (Years)                               (In thousands)
 $0.11 - $0.50                  4,365            7.00        $     0.29                      2,103       $     0.27
  0.51 -  5.00                     20            0.71              2.50                         20             2.50
  5.01 - 10.00                  2,030            1.37              5.41                      2,030             5.41
 10.01 - 21.00                     60            0.67             21.00                         60            21.00
--------------          -------------     -----------      ------------            ---------------     ------------
$0.11 - $21.00                  6,475            5.16        $     2.09                      4,213       $     3.05
--------------          -------------     -----------      ------------            ---------------     ------------
--------------          -------------     -----------      ------------            ---------------     ------------

(1) The intrinsic value of all options outstanding as of December 31, 2009 was zero, as the market value of the underlying shares was $0.07 as of that date.

Option valuation and expense information

       The estimated fair value of share option compensation awards to employees and directors, as calculated using the Black-Scholes option pricing model as of the date of grant, is amortized using the straight-line method over the vesting period of the options. For the years ended December 31, 2009 and 2008, compensation expense related to employee share options totaled $55,000 and $71,000, respectively, and is included in operating expenses in the accompanying statements of operations.

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

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

         During 2009, 875,000 options became vested, no options were granted, 3,200,000 were forfeited and no options were exercised. At December 31, 2009, there were 6,475,000 options outstanding with a weighted average exercise price of $2.09. There were no in-the-money options outstanding at that date. Of the outstanding options, 4,212,500 were exercisable at December 31, 2009, and these have a weighted average exercise price of $3.05. The remaining 2,262,500 options were unvested at December 31, 2009. These unvested options have a weighted average exercise price of $0.30. As of December 31, 2009, total unrecognized compensation expense related to unvested share options was $88,000, which is expected to be recognized as follows: $46,000 in 2010, $28,000 in 2011 and $14,000 in 2012.

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

Note 11.     Pension Plan

       The Group provided a defined contribution plan for its former U.K. employees. There are currently no participants in the plan. The Group has no ongoing liabilities associated with the plan. Contributions of $186,000 and $303,000 were made by the Group to the plan in 2009 and 2008, respectively. Of the 2009 and 2008 contributions, $159,000 and $245,000, respectively, were offset by a salary waiver.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Note 12.    Loss Per Share and ADS

       Loss per ADS is equivalent to ten times loss per Ordinary Share.

       A reconciliation of the numerators and denominators for the basic and diluted loss per share calculations is as follows:

                                                                                        Year Ended December 31,
                                                                                     ------------------------------
                                                                                         2009              2008
                                                                                     ------------      ------------
                                                                                       (In thousands, except per
                                                                                         share and ADS amounts)
Net loss..........................................................................   $     (2,287)     $     (1,571)
                                                                                     ------------      ------------
                                                                                     ------------      ------------

Basic loss per share and ADS:
Weighted-average number of Ordinary Shares outstanding,
   excluding shares held by the employee benefit trusts...........................         50,917            50,917
                                                                                     ------------      ------------
                                                                                     ------------      ------------


Basic loss per share..............................................................   $      (0.04)     $      (0.03)
                                                                                     ------------      ------------
                                                                                     ------------      ------------


Basic loss per ADS................................................................   $      (0.45)     $      (0.31)
                                                                                     ------------      ------------
                                                                                     ------------      ------------


Diluted loss per share and ADS:
Weighted-average number of Ordinary Shares outstanding,
   excluding shares held by the employee benefit trusts...........................         50,917            50,917
Effect of dilutive securities (warrants and employee share options) ..............              -                 -
                                                                                     ------------      ------------
Weighted-average number of Ordinary Shares used in diluted
   loss per share calculations....................................................         50,917            50,917
                                                                                     ------------      ------------
                                                                                     ------------      ------------

Diluted loss per share............................................................   $      (0.04)     $      (0.03)
                                                                                     ------------      ------------
                                                                                     ------------      ------------


Diluted loss per ADS..............................................................   $      (0.45)     $      (0.31)
                                                                                     ------------      ------------
                                                                                     ------------      ------------

       For the year ended December 31, 2009, there were no "in-the-money" options or warrants, and therefore no potentially dilutive securities. As a result, if the Company had reported net income for the year ended December 31, 2009, diluted earnings per share would be the same as basic earnings per share.

Note 13.    Transactions with Related Parties

       The Group paid legal fees of approximately $45,000 during 2008 to a law firm of which one of its directors, Victor A. Hebert, was a member until October 2008.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Note 14.    Business Segment and Geographical Information

       Prior to the third quarter of 2009, the Company's reportable operating segments were classified according to its businesses of consulting in venture capital, and life insurance and annuities.

       As the Company ceased its insurance business during the third quarter of 2009, only one operating business remains: consulting in venture capital. Beginning with the third quarter of 2009, the Company changed its reporting of results to a consulting company format with only one operating business segment (consulting in venture capital). Certain reclassifications were made to prior period amounts to conform with the current period's presentation. These reclassifications had no effect on the net income or shareholders' equity for the prior periods.

         Summary revenue, interest income and net investment gain and loss information by geographic segment, based on the domicile of the Group company generating those revenues, is as follows:

                                                                                         Year Ended December 31,
                                                                                     ------------------------------
                                                                                         2009              2008
                                                                                     ------------      ------------
                                                                                             (In thousands)

Jersey............................................................................   $         75      $      1,409
Guernsey..........................................................................              -                 -
United States.....................................................................            577               612
                                                                                     ------------      ------------
Consolidated revenues and net investment gains and losses.........................   $        652      $      2,021
                                                                                     ------------      ------------
                                                                                     ------------      ------------

       Total assets by geographic segment were as follows:

                                                                                              December 31,
                                                                                     ------------------------------
                                                                                         2009              2008
                                                                                     ------------      ------------
                                                                                             (In thousands)

Jersey............................................................................   $      4,952      $     13,643
Guernsey..........................................................................              1                 1
United States.....................................................................          8,211             1,900
                                                                                     ------------      ------------
Consolidated total assets ........................................................   $     13,164      $     15,544
                                                                                     ------------      ------------
                                                                                     ------------      ------------

Note 15.    Client Concentration

       The Group's consulting revenues are from a few major clients. During 2009, the Group's two largest consulting clients accounted for 63% and 34% of its consulting revenues while in 2008 the Group's two largest consulting clients accounted for 71% and 21% of its consulting revenues. No other consulting client accounted for more than 10% of consulting revenues in 2009 and 2008.

Note 16.    Subsequent Events

       The offering of ADRs was terminated on January 20, 2010. The Company's Deposit Agreement with The Bank of New York Mellon will terminate on April 20, 2010. The Company entered into an amendment to the Deposit Agreement on January 20, 2010, to decrease from one year to thirty (30) days the amount of time that must pass after termination of the Deposit Agreement before The Bank of New York Mellon may sell any

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

ADRs that have not been surrendered. The Bank of New York Mellon notified the ADR holders, by letter dated January 20, 2010, of their right to surrender their ADRs for our Ordinary Shares on or before May 20, 2010. If any of the ADR holders do not surrender their ADRs for our Ordinary Shares by May 20, 2010, The Bank of New York Mellon will use reasonable efforts to sell such ADRs and such ADR holders will receive the net proceeds of sale upon any subsequent surrender of such ADRs.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

       None.


Item 9A(T).    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

       Our company's management, with the participation of our Chief Executive and Principal Financial Officer, evaluated the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act) Rules 13a-15(e) and 15-d-15(e)) as of the end of the period covered by this Report (the "Evaluation Date"). Based upon that evaluation, the Chief Executive and Principal Financial Officer has concluded that as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act (i) is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms and (ii) is accumulated and communicated to our management, including our Chief Executive and Principal Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

       Our management, including our Chief Executive and Principal Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management's Report on Internal Control Over Financial Reporting

       Our company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control-Integrated Framework. Our management has concluded that, as of December 31, 2009, our internal control over financial reporting is effective based on these criteria. This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting

       There were no changes in our internal controls over financial reporting that occurred during the fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B.    OTHER INFORMATION

       None.


                                    PART III

       Certain information required by Part III is omitted from this Form 10-K and is incorporated by reference to our definitive Proxy Statement for the Annual Meeting of Shareholders to be held on July 30, 2010 (the "Proxy Statement"), which will be filed with the SEC not later than 120 days after the end of the fiscal year covered by this Form 10-K.

Item 10.     DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

       Our executive officers are as follows:

       Arthur I. Trueger,  Executive  Chairman and Principal  Financial Officer:
Mr. Trueger, age 61, is the founder and a principal shareholder of Berkeley Technology Limited. He has worked for us for more than 30 years and holds A.B., M.A. and J.D. degrees from the University of California.

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

The following table is a summary of selected information for our equity compensation plans as of December 31, 2009.

                                                                                                   Number of Shares
                                            Number of Shares to        Weighted-Average     Remaining Available for
                                        be Issued Upon Exercise       Exercise Price of       Future Issuance Under
                                        of Outstanding Options,    Outstanding Options,         Equity Compensation
                                            Warrants and Rights     Warrants and Rights                       Plans
                                        -----------------------    --------------------     -----------------------

Equity compensation plans
   approved by shareholders.............              6,475,000 (1)               $2.09                         (1)

Equity compensation plans not
   approved by shareholders.............                     -                        -
                                                ---------------                --------
Total...................................              6,475,000                   $2.09
                                                ---------------                --------
                                                ---------------                --------

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


                                     PART IV

Item 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Form 10-K:

1. Financial Statements: Page

         The following consolidated financial statements of Berkeley Technology Limited and subsidiaries are included in Item 8:

               Report of Independent Registered Public Accounting Firm......................................  14

               Consolidated Balance Sheets as of December 31, 2009 and 2008.................................  15

               Consolidated Statements of Operations for the Years Ended
                   December 31, 2009 and 2008...............................................................  16



               Consolidated Statements of Cash Flows for the Years Ended
                   December 31, 2009 and 2008...............................................................  17

               Consolidated Statements of Changes in Shareholders' Equity for the Years Ended
                   December 31, 2009 and 2008...............................................................  18

               Notes to the Consolidated Financial Statements...............................................  19

2. Financial Statement Schedules:

         The  following  financial  statement  schedule of  Berkeley  Technology
         Limited and  subsidiaries  is  included  in this Form 10-K  immediately
         following  Item  15  and  should  be  read  in  conjunction   with  the
         consolidated financial statements and notes thereto included in Item 8:

               Schedule I - Condensed Financial Information of Registrant

                   Condensed Balance Sheets as of December 31, 2009 and 2008................................  46

                   Condensed Statements of Operations for the Years Ended
                      December 31, 2009 and 2008............................................................  47

                   Condensed Statements of Cash Flows for the Years Ended
                      December 31, 2009 and 2008............................................................  48

                   Note to Condensed Financial Statements...................................................  49

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

4.4.1 Form of Amendment Agreement to Deposit Agreement entered into January 20, 2010 and effective February 19, 2010.

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



(b) Our exhibits are listed in Item 15(a)(2) above.

           SCHEDULE I - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                           BERKELEY TECHNOLOGY LIMITED
                            CONDENSED BALANCE SHEETS

                                                                                              December 31,
                                                                                     ------------------------------
                                                                                         2009              2008
                                                                                     ------------      ------------
                                                                                   (In thousands, except share amounts)
                                     ASSETS

Cash and cash equivalents.........................................................   $      1,080      $      1,483
Investment in subsidiaries........................................................        (68,100)          (65,208)
Intercompany balances.............................................................         80,339            80,269
Private equity investments (at lower of cost or estimated fair value) ............            486                 -
Other assets......................................................................             46                 4
                                                                                     ------------      ------------
Total assets......................................................................   $     13,851      $     16,548
                                                                                     ------------      ------------
                                                                                     ------------      ------------


                      LIABILITIES AND SHAREHOLDERS' EQUITY

Liabilities:
Accounts payable and accruals.....................................................   $        287      $        334
Intercompany balances.............................................................            817             1,235
                                                                                     ------------      ------------
Total liabilities.................................................................          1,104             1,569
                                                                                     ------------      ------------
Commitments and contingencies

Shareholders' equity:
Ordinary shares, $0.05 par value per share: 86,400,000 shares authorized;
   64,439,073 shares issued and outstanding as of December 31, 2009
   and 2008.......................................................................          3,222             3,222
Additional paid-in capital........................................................         67,915            67,860
Retained earnings.................................................................          4,607             6,894
Employee benefit trusts, at cost (13,522,381 shares as of
   December 31, 2009 and 2008)....................................................        (62,598)          (62,598)
Accumulated other comprehensive loss..............................................           (399)            (399)
                                                                                     ------------      ------------
Total shareholders' equity........................................................         12,747            14,979
                                                                                     ------------      ------------
Total liabilities and shareholders' equity........................................   $     13,851      $     16,548
                                                                                     ------------      ------------
                                                                                     ------------      ------------





            See accompanying Note to Condensed Financial Statements.

                           BERKELEY TECHNOLOGY LIMITED
                       CONDENSED STATEMENTS OF OPERATIONS

                                                                                         Year Ended December 31,
                                                                                     ------------------------------
                                                                                         2009              2008
                                                                                     ------------      ------------
                                                                                             (In thousands)
Revenues:
Investment income.................................................................   $          2      $         44
                                                                                     ------------      ------------
                                                                                                2                44
Expenses:
Staff costs.......................................................................            697               828
Other operating expenses..........................................................            548               548
                                                                                     ------------      ------------
                                                                                            1,245             1,376
                                                                                     ------------      ------------
Loss before income tax benefit and equity in
   undistributed net loss of subsidiaries.........................................         (1,243)           (1,332)

Income tax benefit................................................................              -                 -
                                                                                     ------------      ------------
Loss before equity in undistributed net loss of
   subsidiaries...................................................................         (1,243)           (1,332)

Equity in undistributed net loss of subsidiaries (1)..............................         (1,044)             (239)
                                                                                     ------------      ------------

Net loss..........................................................................   $     (2,287)     $     (1,571)
                                                                                     ------------      ------------
                                                                                     ------------      ------------

(1) Eliminated on consolidation.



            See accompanying Note to Condensed Financial Statements.

                           BERKELEY TECHNOLOGY LIMITED
                       CONDENSED STATEMENTS OF CASH FLOWS

                                                                                         Year Ended December 31,
                                                                                     ------------------------------
                                                                                            2009           2008
                                                                                     ------------      ------------
                                                                                            (In thousands)
Cash flows from operating activities:
Net loss..........................................................................   $     (2,287)     $     (1,571)

Adjustments to reconcile net loss to net
   cash provided by (used in) operating activities:
Equity in undistributed net loss of subsidiaries..................................          1,044               239
Other operating cash flows........................................................            (41)               46
                                                                                     ------------      ------------
Net cash provided by (used in) operating activities ..............................          1,003            (1,286)
                                                                                     ------------      ------------

Cash flows from investing activities:
Net advances (to) from subsidiaries...............................................           (974)              504
                                                                                     ------------      ------------
Net cash (used in) provided by investing activities...............................           (974)              504
                                                                                     ------------      ------------

Cash flows from financing activities:
Investments in subsidiaries.......................................................         (7,150)                -
Repayments from subsidiaries......................................................          9,000                 -
                                                                                     ------------      ------------
Net cash provided by financing activities ........................................          1,850                 -
                                                                                     ------------      ------------

Effect of exchange rate changes on cash ..........................................              5               (12)
                                                                                     ------------      ------------

Net increase in cash and cash equivalents.........................................           (403)             (794)
Cash and cash equivalents at beginning of year....................................          1,483             2,277
                                                                                     ------------      ------------
Cash and cash equivalents at end of year..........................................   $      1,080      $      1,483
                                                                                     ------------      ------------
                                                                                     ------------      ------------


            See accompanying Note to Condensed Financial Statements.

                           BERKELEY TECHNOLOGY LIMITED
                     NOTE TO CONDENSED FINANCIAL STATEMENTS

Note 1.    Basis of Presentation and Significant Accounting Policies

       The accompanying financial statements comprise a condensed presentation of financial position, results of operations and cash flows of Berkeley Technology Limited (the "Company") on a separate company basis. These condensed financial statements do not include the accounts of the Company's subsidiaries, but instead include the Company's investment in those subsidiaries, stated at amounts which are equal to the Company's equity in the subsidiaries' net assets. The consolidated financial statements of the Company and its subsidiaries are included in Item 8 of this Form 10-K for the year ended December 31, 2009.

       Additional information about the significant accounting policies applied by the Company and its subsidiaries is included in Note 1 to the Consolidated Financial Statements in Item 8 of this Form 10-K for the year ended December 31, 2009.

                                   SIGNATURES


       Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 BERKELEY TECHNOLOGY LIMITED
                                                 (Registrant)

                                                 By     /s/  Arthur I. Trueger

Date:  March 31, 2010                                   Arthur I. Trueger
                               Executive Chairman


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                    /s/  Arthur I. Trueger
Date:  March 31, 2010               Arthur I. Trueger
                                    Executive Chairman
                                    (Principal Executive Officer)


                                    /s/  Arthur I. Trueger
Date:  March 31, 2010               Arthur I. Trueger
                                    Principal Financial Officer
                                    (Principal Financial and Accounting Officer)


                                    /s/  Victor A. Hebert
Date:  March 31, 2010               Victor A. Hebert
                                    Non-Executive Director


                                    /s/  Harold E. Hughes
Date:  March 31, 2010               Harold E. Hughes
                                    Non-Executive Director


                                    /s/  The Viscount Trenchard
Date:  March 31, 2010               The Viscount Trenchard
                                    Non-Executive Director