Form 10-K/A
period 2009-12-31
BERKELEY TECHNOLOGY LTD
filed 2010-04-30
CIK 891377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ____________________

                                   FORM 10-K/A
                                (Amendment No. 1)
(Mark One)

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

                       DOCUMENTS INCORPORATED BY REFERENCE

    None.

                                EXPLANATORY NOTE

         The purpose of this Annual Report on Form 10-K/A is to amend Part III, Items 10 through 14 of our annual Report on Form 10-K for the fiscal year ended December 31, 2009, which was filed with the Securities and Exchange Commission (the "SEC") on March 31, 2010 (the "2009 10-K"), to include information previously omitted from the 2009 10-K in reliance on General Instruction G to Form 10-K, which provides that registrants may incorporate by reference certain information from a definitive proxy statement filed with the SEC within 120 days after the end of the fiscal year. The Company's definitive proxy statement therefore will not be filed before April 30, 2010 (i.e., within 120 days after the end of the Company's 2009 fiscal year) pursuant to Regulation 14A. The reference on the cover of the Annual Report on Form 10-K to the incorporation by reference of the registrant's definitive proxy statement into Part III of the Annual Report is hereby deleted. These amendments do not affect consolidated net income, total assets, liabilities or stockholder's equity.

         In addition, as required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), new certifications by our principal executive officer and principal financial officer are filed as exhibits to this Annual Report on Form 10-K/A under Item 15 of Part IV hereof.

         Except as stated herein, this Form 10-K/A does not reflect events occurring after the filing of the Form 10-K on March 31, 2010 and no attempt has been made in this Annual Report on Form 10-K/A to modify or update other disclosures as presented in the 2009 10-K. Accordingly, this Form 10-K/A should be read in conjunction with our filings with the SEC subsequent to the filing of the Form 10-K.





                                TABLE OF CONTENTS




                                    PART III

Item 10.      Directors and Executive Officers of the Registrant............................................    1
Item 11.      Executive Compensation........................................................................    4
Item 12.      Security Ownership of Certain Beneficial Owners and Management and Related
                Stockholder Matters.........................................................................    7
Item 13.      Certain Relationships and Related Transactions................................................    9
Item 14.      Principal Accountant Fees and Services........................................................    9


                                     PART IV

Item 15.      Exhibits and Financial Statement Schedules ...................................................   10


Signatures ................................................................................................    14



                                    PART III


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


                        BOARD OF DIRECTORS AND COMMITTEES

         Biographical information about each director continuing in office is provided below:

Arthur I. Trueger   Mr.  Trueger,  age  61,  is  the  founder  and  a  principal
Executive Chairman  shareholder of Berkeley  Technology  Limited.  He has worked for us for more than 30 years and holds A.B.,  M.A. and J.D.
                    degrees from the University of California.

The Viscount        Lord Trenchard,  age 59, has been a  non-executive  director
 Trenchard          since August 1999.  Lord  Trenchard was appointed a Managing
                    Director,  Mizuho  International  plc in 2007,  and became a
                    Director of Bache  Global  Series also in 2007.  Previously,
                    Lord Trenchard was a Senior Adviser to Prudential Financial,
                    Inc.,  a provider of  international  private  client  wealth management services, from 2002 to 2008. He was a director of
                    Robert  Fleming  and Co.  Limited,  or one of its  principal subsidiaries,  from 1996 to 2000,  where he was also head of
                    Japanese  Investment Banking. He was a director of Kleinwort
                    Benson  Limited  from 1986 to 1996,  whose  Tokyo  office he managed for many years.  Lord  Trenchard  is a member of the
                    Audit  and  Business  Development  Committees.   Subject  to
                    re-election, Lord Trenchard will be required to retire by rotation again at the Annual General Meeting in 2010, provided that no additional directors are appointed, or existing directors resign, before that time.

Victor A. Hebert    Mr. Hebert, age 72, has been a non-executive  director since the  Company's  incorporation  in  January  1985 and  Deputy
                    Chairman  since  February  1996. In October 2008, Mr. Hebert
                    joined  Burrill  &  Company  as  Managing  Director,   Chief
                    Administrative  Officer and Chief Legal  Officer.  Burrill &
                    Company, based in San Francisco, is a global leader in life sciences with principal activities in venture capital, private equity, merchant banking and media. Previously, Mr.
                    Hebert  practiced law with Heller Ehrman LLP since 1962. Mr.
                    Hebert is a member of the Compensation Committee. Subject to re-election, Mr. Hebert will be required to retire by rotation again at the Annual General Meeting in 2011, provided that no additional directors are appointed, or existing directors resign, before that time.

Harold E. Hughes    Mr. Hughes, age 64, has been a non-executive  director since
                    January 1987. He has been Chief Executive Officer of Rambus,
                    Inc., a chip-semiconductor interface supplier, since January
                    2005, and a director of Rambus since June 2003.  Previously, he was  Chairman of  Pandesic  LLC,  an  eCommerce  software supplier  owned jointly by Intel  Corporation  and SAP, from
                    1997 to 2000. Prior to Pandesic,  Mr. Hughes was employed by
                    Intel Corporation for 23 years,  during which time he held a number of positions in financial and operational management.
                    He  previously  served on the  boards of  Xilinx,  Inc.  and
                    REMEC,  Inc.,  having resigned those board seats in 2006 and
                    2005,
                    respectively.  Mr.   Hughes  is  a  member  of  the   Audit,
                    Business Development and Compensation Committees. Subject to re-election, Mr. Hughes will be required to retire by rotation again at the Annual General Meeting in 2012, provided that no additional directors are appointed, or existing directors resign, before that time.

         The above retirement dates assume that no additional directors are appointed, or existing directors resign, during the period. Retiring directors are eligible for re-election. We believe that each Director's experience, qualifications, attributes and skills, together with his long service, makes him uniquely qualified to serve as a director of the Company.

Meetings of the Board

         Our Board of Directors held four meetings during 2009. The Board has three committees: Audit, Compensation and Business Development. The Audit Committee held four meetings during 2009, and there were no meetings held by the Compensation Committee and the Business Development Committee. Our Board administers its oversight function, both through the entire Board, and separately through its Committees, in particular through the Audit Committee. Both the board as a whole and the Audit Committee may examine credit risk, liquidity risk and operational risk, among other risks, as these apply to our Company. Director attendance at all Board and committee meetings was 100% during 2009.

Committees of the Board

Audit Committee

Members:  Harold E. Hughes (Chairman), The Viscount Trenchard

         Our Board of Directors has adopted a written charter for the Audit Committee, which is attached to this Proxy Statement as Appendix A (as amended and restated on May 8, 2008). The primary functions of the Audit Committee are to assist the Board of Directors in fulfilling its oversight responsibilities by reviewing the adequacy of (i) the financial reporting process (including reviewing the selection, application and disclosure of critical accounting policies), (ii) financial information that will be provided to shareholders and others, (iii) the systems of internal financial controls that management and the Board have established, and (iv) our audit process and to consider issues raised by our independent auditors in the U.K. and by our independent registered public accounting firm in the U.S. In addition, the Audit Committee is responsible for considering and recommending the appointment of, and reviewing fee arrangements with, our independent auditors in the U.K. and our independent registered public accounting firm in the U.S. During 2009, the Audit Committee met four times. The functions of our Audit Committee and its activities during 2009 are further described in the "Report of the Audit Committee of the Board of Directors" below.

Compensation Committee

Members:  Victor A. Hebert (Chairman), Harold E. Hughes

         The Compensation Committee approves all elements of compensation for the Executive Chairman, including bonuses, other than grants of share options. The Compensation Committee recommends all grants of share options for the Executive Chairman, executive officers and employees to the Trustees of The London Pacific Group 1990 Employee Share Option Trust. Our compensation policies or practices for all employees are reviewed by our compensation committee or by the board as a whole. We believe that our compensation policies, our system of incentives, and our internal controls are not likely to lead to excessive or inappropriate risk taking by employees. We did not pay any fees to consultants related to Director or Executive compensation in 2009. During 2009, the Compensation Committee did not hold any meetings.

Business Development Committee

Members:  Harold E. Hughes, The Viscount Trenchard

         The Business Development Committee was established on March 31, 2001 for the purpose of dealing generally with all aspects of new business areas, including expanding existing business internationally. Formal committee meetings are not generally held, as individual committee members undertake specific responsibilities for areas of new business development. During 2009, the Business Development Committee did not hold any meetings.

Nomination Committee

         Due to the small size of the Board, it is considered unnecessary for there to be a specific Nomination Committee and the whole Board acts in this capacity as and when required. The Board of Directors is comprised of four members (three of whom are non-executive directors).

         The Board of Directors meets quarterly and any nominations arising would normally be considered at those quarterly meetings. There is no written charter for the Board in relation to nominations and one is not considered necessary due to the infrequency of new Board appointments. If and when Board vacancies arise, the Board would consider applicants from a wide range of sources including recommendations from any existing director or officer. The Company may also use a third-party search firm depending upon the circumstances at the time of the vacancy. While there are no minimum qualifications as such for nominees, the Board would look for candidates with extensive business experience, outstanding qualifications and useful attributes and skills relative to the requirements of the Company at the time of the nomination. Diversity may be considered in nominating directors. The Board does not accept unsolicited shareholder recommendations due to the small size of the Board, which is considered appropriate for the Company, and the infrequency of new Board appointments.

         No nominations for director were received for consideration during 2009 or 2010 to date.


            OTHER INFORMATION ABOUT DIRECTORS AND EXECUTIVE OFFICERS

Related Person Transactions

         There were no related person transactions in 2009.

         The Board of  Directors  reviews all related  person  transactions,  or
potential   related  person   transactions,   for   ratification,   revision  or
termination.

Combined Positions

         Our CEO and Board Chair positions are combined and have historically been so, as Mr. Trueger was the founding Director and Chairman of the Company. We do not have a lead independent director.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act of 1934 and related regulations require our directors, executive officers, and anyone holding more than 10% of the Company's Ordinary Shares to report their initial ownership of the Company's Ordinary Shares and any changes in that ownership to the Securities and Exchange Commission ("SEC"). We are required to disclose in this Proxy Statement the failure of any reporting person to file these reports when due. To our knowledge, based solely on our review of copies of such reports received by us, we believe that during 2009, all reporting persons of the Company satisfied these filing requirements.

                                 CODE OF ETHICS

         On November 12, 2003, the Board of Directors adopted a Code of Ethics (the "Code") applicable to the Company's Chief Executive Officer, Chief Financial Officer, Controller, all other officers of the Company, or any other person serving in an equivalent position. This Code embodies our commitment to conduct business in accordance with the highest ethical standards and applicable laws, rules and regulations. Our Code was amended and restated in December 2007 and this amended and restated Code was filed as Exhibit 14.1 to our Form 10-K for the year ended December 31, 2007, filed with the SEC on March 31, 2008.


Item 11.     EXECUTIVE COMPENSATION


                             Directors' Compensation

Annual Compensation

         Each director receives a base annual fee of $3,750, except for the Executive Chairman who, effective June 30, 2001, no longer receives this fee. The Deputy Chairman receives an additional annual fee of $5,000. Each director on the Audit Committee and Compensation Committee receives an additional annual fee of $3,750, and each director on the Business Development Committee receives an additional annual fee of $5,000. Lord Trenchard receives an additional annual fee of $10,000 for administrative duties performed for the Company in Jersey.

Share Option Plan

         Under The London Pacific Group 1990 Employee Share Option Trust, a non-executive director may be granted options to purchase our Ordinary Shares, generally exercisable in four equal annual installments beginning one year from the date of grant. Options expire seven or ten years from the date of grant. Until further notice, new option grants will have an exercise price equal to the net book value of the shares as of the end of the previous quarter. On August 20, 2008, each non-executive director was granted 50,000 options with an exercise price of $0.30, the net book value of the shares as of June 30, 2008, and vesting over four years. No new options were granted in 2009.

         The Executive Chairman makes recommendations to the Trustees of The London Pacific Group 1990 Employee Share Option Trust in relation to such grants to the non-executive directors.

                  Director Summary Compensation Table for 2009

                                                              Non-Equity  Nonqualified
                             Fees                             Incentive     Deferred
                          Earned or                              Plan       Compen-      All Other
                           Paid in      Stock        Option     Compen-     sation        Compen-
          Name              Cash        Awards       Awards     sation      Earnings      sation(1)      Total
                              $            $            $          #            $             $            $
----------------------------------------------------------------------------------------------------------------
Harold E. Hughes              16,250         0           0           0            0             0        16,250
----------------------------------------------------------------------------------------------------------------
Victor A. Hebert              12,500         0           0           0            0             0        12,500
----------------------------------------------------------------------------------------------------------------
Viscount Trenchard            12,500         0           0           0            0        10,000        22,500
----------------------------------------------------------------------------------------------------------------

(1) Amount reflects an additional annual fee of $10,000 for administrative duties performed for the Company in Jersey.

                             EXECUTIVE COMPENSATION

Executive Compensation Components

Base Salary and Annual Incentive Compensation

         For 2009, our executive officers received an annual salary, but no bonuses related to the prior year were paid, and no bonuses will be paid relating to 2009, due to the Company's net operating losses for 2009. In addition, the Company is continuing to conserve cash in light of its efforts to develop its venture capital consulting business. Our compensation policies or practices for all employees are reviewed by our compensation committee or by the board as a whole. We believe that our system of incentives and internal controls are not likely to lead to excessive or inappropriate risk taking by employees.

         For the last seven (7) years, since 2003, Mr. Trueger has not received any directors' fees, salary increases, bonuses, or stock options, only an annual salary of $300,000. For 2010, due to several factors including Mr. Trueger assuming responsibility as Principal Financial Officer, his annual salary was increased to $350,000, and he was awarded a one-time incentive payment of $50,000. On August 12, 2008, the Company gave notice to Mr. Whitehead, the Company's former Chief Financial Officer, that his employment agreement would end on June 30, 2009. Reference is made to Exhibit 10.3.1 to the Company's Form 10-K for the year ended December 31, 2000 for a copy of Mr. Whitehead's employment agreement and to Mr. Whitehead's salary waiver described below in "Potential Payments upon Termination or Change in Control." In connection with the notice to end his employment agreement referenced above, Mr. Whitehead gave notice to the Company that he had rescinded his salary waiver. Therefore, Mr. Whitehead's annual salary increased from (pound)150,000 to (pound)500,000 for the period from July 1, 2008 through June 30, 2009.

Long-term Incentive Plan

         Share options may be granted to the Executive Chairman under The London Pacific Group 1990 Employee Share Option Trust. The Compensation Committee of the Board of Directors considers the responsibilities and performance of the Executive Chairman and the performance of the Group when determining the number of options to be recommended to the Trustees of The London Pacific Group 1990 Employee Share Option Trust. The Trust may grant share options to other officers and employees, following recommendations from the Executive Chairman to the Compensation Committee, which, if concurring, makes recommendations to the trustees of the Trust. The objectives of this plan include retaining the best personnel and providing for additional performance incentives.

         Generally,  option grants are  exercisable  in four equal  installments
beginning  one  year  from  the  date  of  the  grant,   subject  to  employment
continuation, and expire seven or ten years from the date of the grant.

         There were no option exercises during 2009 under The London Pacific Group 1990 Employee Share Option Trust by the named executive officers. The value of the share options held by them as of December 31, 2009 was nil as all vested and unvested share options were not in-the-money at that date.

Pension Plan

         The Group provided a defined contribution plan for its former Chief Financial Officer. This plan was established in 2000, with $27,000 contributed during the year ended December 31, 2009.

Deferred Compensation Plan

         The Company currently does not offer a deferred compensation plan for executive officers or employees.

Perquisites and Other Executive Benefits

         The Company currently does not offer any perquisites or other executive benefits to its executive officers.

Employment Contracts

         Mr. Whitehead joined us in September 1990 as Chief Financial Officer. The Company extended an employment letter to Mr. Whitehead. His employment is terminable either by the Company on twelve (12) months written notice or by Mr. Whitehead on six (6) months written notice. As discussed above, on August 12, 2008, the Company gave notice to Mr. Whitehead that his employment agreement would end on June 30, 2009.

         The Executive Chairman does not have a contract of service with the Company.

                           SUMMARY COMPENSATION TABLE

         The following table sets forth the cash and non-cash compensation paid to our Executive Chairman and former Chief Financial Officer for the last two fiscal years:

                                                                     Non-
                                                                    Equity    Nonqualified
                                                                   incentive   Deferred
                                                                     Plan       Compen-     All Other
Name and                                         Stock    Option    Compen-     sation       Compen-
Principal           Year     Salary    Bonus    Awards    Awards    sation     Earnings      sation(1)    Total
Position                        $         $        $         $          #          $            $           $
------------------------------------------------------------------------------------------------------------------
Arthur I.           2009     300,000        0        0          0         0            0           0      300,000
Trueger,            2008     300,000        0        0          0         0            0           0      300,000
Executive Chairman
------------------------------------------------------------------------------------------------------------------
Ian K.              2009     372,917        0        0          0         0            0      34,117      407,034
Whitehead,          2008     581,083        0        0          0         0            0      64,781      645,864
Former CFO
------------------------------------------------------------------------------------------------------------------

(1) Amounts represent pension plan contributions for 2008 and 2009, as well as $6,798 and $7,267 for life insurance and additional long-term disability insurance benefits in 2008 and 2009, respectively, for Mr. Whitehead.


                OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END 2009

                                    Option Awards                                          Stock Awards

             ------------------------------------------------------------  ----------------------------------------------
                                                                                                              Equity
                                                                                                              Incentive
                                                                                                    Equity      Plan
                                                                                                   Incentive   Awards:
                                       Equity                                                        Plan     Market or
                                      Incentive                                                     Awards:    Payout
               Number     Number of     Plan                                                       Number of  Value of
                 of      Securities    Awards:                                          Market     Unearned   Unearned
             Securities  Underlying   Number of                            Number of   Value of     Shares,    Shares,
             Underlying    Unexer-    Securities                           Shares or   Shares or   Units or   Units or
               Unexer-     cised      Underlying                           Units of    Units of      Other     Other
                cised      Options:   Unexercised   Option     Option        Stock    Stock That    Rights     Rights
               Options:    Unexer-     Unearned    Exercise   Expiration   That Have   Have Not    That Have  That Have
   Name      Exercisable   cisable     Options      Price       Date       Not Vested   Vested    Not Vested  Not Vested
                  #           #           #           $                         #           $           #          $
-------------------------------------------------------------------------------------------------------------------------
Arthur I.
Trueger        2,000,000         0           0      $5.40    May 17, 2011         0           0           0          0
-------------------------------------------------------------------------------------------------------------------------


            POTENTIAL PAYMENTS UPON TERMINATION OR change in CONTROL

         As of December 31, 2009, there is no payment due as there are no employment contracts with the Company.

         Mr. Trueger does not have a contract of service with the Company.

         Under a December 31, 2009 termination scenario, all vested and unvested share options held by Mr. Trueger were out-of-the-money on that date, and thus no share options would have been exercised and no value would have been received by him.


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


             INFORMATION REGARDING BENEFICIAL OWNERSHIP OF PRINCIPAL
                 SHAREHOLDERS, DIRECTORS AND EXECUTIVE OFFICERS

         The following table sets forth certain information with respect to beneficial ownership of Ordinary Shares as of March 31, 2010 for each person who is known by us to own beneficially more than 5% of the Ordinary Shares (including Ordinary Shares underlying ADRs), for directors and executive officers named in the Summary Compensation Table on page 9 of this Proxy Statement, and for all directors and executive officers as a group:



                                                         Amount and Nature of Ownership (1)
                                     -----------------------------------------------------------------------------
                                                      Options Exercisable
                                        Number of      Within 60 Days of      Total Shares         Percent of
                                         Ordinary      March 31, 2010 (2)     Beneficially        Outstanding
                Name                   Shares Owned                               Owned         Ordinary Shares
                                                                                                      (2)
------------------------------------------------------------------------------------------------------------------
Arthur I. Trueger                       19,260,693          2,000,000          21,260,693               29.9%
650 California Street, Suite 2600
San Francisco, California 94108
------------------------------------------------------------------------------------------------------------------
The London Pacific Group                13,084,681                  -          13,084,681               20.3%
1990 Employee Share
Option Trust (2) (3)
Whiteley Chambers, Don Street
St. Helier, Jersey JE4 9WG
Channel Islands
------------------------------------------------------------------------------------------------------------------
Victor A. Hebert (4)                        45,000             70,000             115,000                   *
------------------------------------------------------------------------------------------------------------------
Harold E. Hughes                                 -             90,000              90,000                   *
------------------------------------------------------------------------------------------------------------------
The Viscount Trenchard                           -             70,000              70,000                   *
All directors and executive             19,305,693          2,230,000          21,535,693               30.0%
  officers as a group (2)
------------------------------------------------------------------------------------------------------------------
Peter Gyllenhammar (5)                   5,175,000                  -           5,175,000                8.0%
Grev Turegatan 27
11438 Stockholm, Sweden
------------------------------------------------------------------------------------------------------------------
SC Fundamental LLC (6)                   9,964,210                  -           9,964,210               15.5%
747 Third Avenue, 27th Floor
New York, New York  10017
------------------------------------------------------------------------------------------------------------------

* Amount represents less than one percent.

(1) Except as described in footnote (4) below, each director and executive officer has sole voting and investment power with respect to his shares.


(2) The shares underlying the 2,230,000 options exercisable are also included in the 13,084,681 shares held by The London Pacific Group 1990 Employee Share Option Trust. The Percentages of Outstanding Ordinary Shares reflect ownership of shares owned and options vested or exercisable by May 30, 2010 which are in-the-money. If all options held by directors or executive officers were to become in-the-money by May 30, 2010, Mr. Trueger would hold 33.0%, and all directors and executive officers as a group would hold 33.4%.

(3) The Trustees of The London Pacific Group 1990 Employee Share Option Trust are entitled to notice of, and to vote at the Meeting, with each share entitling them to one vote. The Trust has waived its entitlement to dividends on any shares held.

(4) The number of Ordinary Shares owned by Mr. Hebert includes 40,000 shares held in a pension and profit sharing trust for the benefit of Mr. Hebert over which he has shared voting and investment power.

(5) We were notified on January 7, 2008 that Bronsstadet AB and Union Discount Company of London plc, companies wholly-owned by Mr. Peter Gyllenhammar, had increased their combined holdings to 4,545,000 Ordinary Shares on January 4, 2008. We were notified further on January 29, 2008 that the same two companies wholly-owned by Mr. Peter Gyllenhammar, had increased their combined holdings to 5,175,000 on January 25, 2008.

(6) We were notified on April 13, 2010 that SC Fundamental LLC holds a portion as Ordinary Shares and a portion in ADR form.


Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item is incorporated by reference to the section entitled "Other Information About Directors and Executive Officers" in our Proxy Statement.


Item 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES

             Report of the Audit Committee of the Board of Directors

         Management is responsible for the financial reporting process, the preparation of consolidated financial statements in accordance with U.S. generally accepted accounting principles, the system of internal controls, and procedures designed to insure compliance with accounting standards and applicable laws and regulations. The Company's independent auditors, BDO LLP in the U.K., are responsible for auditing the financial statements in accordance with International Standards on Auditing (UK and Ireland), and the Company's independent registered public accounting firm, BDO Seidman, LLP in the U.S., are responsible for auditing the financial statements in accordance with the standards established by the PCAOB (United States). The Audit Committee's responsibility is to monitor and review these processes and procedures. The members of the Audit Committee are neither professionally engaged in the practice of accounting or auditing. The Audit Committee relies, without independent verification, on the information provided to them and on the representations made by management that the financial statements have been prepared with integrity and objectivity, and on the representations of management and the opinions of BDO LLP and BDO Seidman, LLP that such financial statements have been prepared in conformity with U.S. generally accepted accounting principles.

         The Audit Committee reviewed and discussed the Company's audited financial statements for the year ended December 31, 2009 with the Company's management and with the Company's independent registered public accounting firm, BDO Seidman, LLP. The Audit Committee discussed with BDO Seidman, LLP the matters required to be discussed under generally accepted auditing standards (including Statements on Auditing Standards ("SAS") No. 61). In addition, the Audit Committee has discussed with the independent auditors, BDO LLP and BDO Seidman, LLP, the auditors' independence from management and the Company (including the matters in the written disclosure required by PCAOB Rule 3526), and considered the compatibility of non-audit services with the auditors' independence. The Audit Committee considered and believes that the performance of services related to "Audit-Related Fees" and "Tax Fees" is compatible with maintaining the independence of BDO LLP and BDO Seidman, LLP.

         For the years ended December 31, 2009 and 2008, BDO LLP and BDO Seidman, LLP billed or will bill the Company for the following fees:

                                                                   2009                      2008
         Audit Fees                                            $155,640                  $156,967
         Audit-Related Fees (1)                                 $12,499                   $12,078
         Tax Fees (2)                                            $8,004                    $2,070
         All Other Fees                                              $0                        $0

(1) Related to the audits of our insurance regulatory reports. (2) Related to tax compliance services.


         Based on the Audit Committee's review and discussions above, the Audit Committee recommended to the Board of Directors that the Company's audited financial statements be included in its Annual Report on Form 10-K for the year ended December 31, 2009, for filing with the Securities and Exchange Commission, and in its 2009 Annual Report to Shareholders.

         The Audit Committee pre-approved all fees for audit and permissible non-audit services performed by BDO LLP and BDO Seidman, LLP.


         The Audit Committee has considered and concluded that the provision of the non-audit services in the table above is compatible with maintaining the independence of BDO LLP and BDO Seidman, LLP, and has pre-approved all such fees.

                                 AUDIT COMMITTEE
                           Harold E. Hughes (Chairman)
                             The Viscount Trenchard




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


                                                 BERKELEY TECHNOLOGY LIMITED
                                                 (Registrant)

                                                 By     /s/  Arthur I. Trueger

Date:  April 30, 2010                                   Arthur I. Trueger
                                                        Executive Chairman


       Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


                                    /s/  Arthur I. Trueger
Date:  April 30, 2010               Arthur I. Trueger
                                    Executive Chairman
                                    (Principal Executive Officer)


                                    /s/  Arthur I. Trueger
Date:  April 30, 2010               Arthur I. Trueger
                                    Principal Financial Officer
                                    (Principal Financial and Accounting Officer)