Form 10-Q
period 2010-03-31
BERKELEY TECHNOLOGY LTD
filed 2010-05-12
CIK 891377

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                              ____________________

                                    FORM 10-Q

(Mark One)

/X/             QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2010

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


    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

    As of May 12, 2010, the registrant had outstanding 64,439,073 Ordinary Shares, par value $0.05 per share.

                                TABLE OF CONTENTS


                                     PART I

                              FINANCIAL INFORMATION

                                                                                                             Page
Item 1.    Financial Statements (unaudited):

           Condensed Consolidated Balance Sheets as of March 31, 2010 and
               December 31, 2009............................................................................    4

           Condensed Consolidated Statements of Operations for the three months
               ended March 31, 2010 and 2009................................................................    5

           Condensed Consolidated Statements of Cash Flows for the three months
               ended March 31, 2010 and 2009................................................................    6

           Consolidated Statement of Changes in Shareholders' Equity for the three months
               ended March 31, 2010.........................................................................    7

           Notes to Condensed Consolidated Financial Statements.............................................    8

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations............   17

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.......................................   22

Item 4.    Controls and Procedures..........................................................................   22


                                     PART II

                                OTHER INFORMATION

Item 1A.   Risk Factors.....................................................................................   23

Item 5.    Other Information................................................................................   23

Item 6.    Exhibits.........................................................................................   23

Signature  .................................................................................................   24

                         PART I - FINANCIAL INFORMATION

Item 1.   FINANCIAL STATEMENTS



                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)
                      (In thousands, except share amounts)

                                                                                       March 31,       December 31,
                                                                                         2010              2009
                                                                                     ------------      ------------
                                            ASSETS
Current assets:
   Cash and cash equivalents......................................................   $     10,949      $     11,480(1)
   Accounts receivable, less allowances of $0 as of March 31, 2010
       and December 31, 2009......................................................            104               141
   Prepaid expenses and deposits..................................................             62                68
                                                                                     ------------      ------------
Total current assets..............................................................         11,115            11,689

Private equity investments (at lower of cost or estimated fair value).............          1,469             1,469(1)
Property and equipment, net of accumulated depreciation of $181
   as of March 31, 2010 and December 31, 2009.....................................              4                 6
                                                                                     ------------      ------------
Total assets......................................................................   $     12,588      $     13,164
                                                                                     ------------      ------------
                                                                                     ------------      ------------
                        LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable and accrued expenses..........................................   $        423      $        417
                                                                                     ------------      ------------
Total current liabilities.........................................................            423               417
                                                                                     ------------      ------------
...............................................................................
Commitments and contingencies (Note 7)

Shareholders' equity:
Ordinary shares, $0.05 par value per share: 86,400,000 shares authorized;
   64,439,073 shares issued and outstanding as of March 31, 2010
   and December 31, 2009..........................................................          3,222             3,222
Additional paid-in capital........................................................         67,917            67,915
Retained earnings.................................................................          3,624             4,607
Employee benefit trusts, at cost (13,522,381 shares as of
   March 31, 2010 and December 31, 2009)..........................................        (62,598)          (62,598)
Accumulated other comprehensive loss..............................................              -              (399)
                                                                                     ------------      ------------
Total shareholders' equity........................................................         12,165            12,747
                                                                                     ------------      ------------
Total liabilities and shareholders' equity........................................   $     12,588      $     13,164
                                                                                     ------------      ------------
                                                                                     ------------      ------------

(1) As of December 31, 2009, the Company's subsidiary, London Pacific Limited ("LPL"), held $2,816 of the Group's $11,480 in cash and cash equivalents and $844 of the Group's $1,469 in private equity investments which were only available to fund the operations or commitments of LPL, and not to fund the parent company or any of the other subsidiaries. As of December 31, 2009, LPL needed to obtain the permission of the Jersey Financial Services Commission ("JFSC") if LPL funds were to be used to fund operations or commitments outside of the LPL entity. As of January 14, 2010, the JFSC approved LPL's Cessation Of Business Plan ("COBP") and canceled LPL's insurance permit. As of January 14, 2010, the foregoing restrictions no longer apply.

           See accompanying Notes which are an integral part of these Condensed Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                (In thousands, except per share and ADS amounts)


                                                                       Three Months Ended
                                                                            March 31,
                                                                     ---------------------
                                                                        2010        2009
                                                                     --------    ---------

Revenues:
Consulting fees...................................................   $     116   $      97
                                                                     ---------   ---------
Total revenues....................................................         116          97
                                                                     ---------   ---------

Operating expenses:
Cost of services..................................................         139         204
Selling, general and administrative expenses .....................         566         664
                                                                     ---------   ---------
Total operating expenses..........................................         705         868
                                                                     ---------   ---------
Operating loss....................................................        (589)       (771)

Interest income...................................................           7           7
Net realized investment loss......................................           -        (200)
Net realized foreign currency translation loss....................        (399)          -
                                                                     ---------   ---------
Loss before income tax expense....................................        (981)       (964)

Income tax expense................................................           2           2
                                                                     ---------   ---------
Net loss..........................................................   $    (983)  $    (966)
                                                                     ---------   ---------
                                                                     ---------   ---------






Basic and diluted loss per share                                     $   (0.02)  $   (0.02)
                                                                     ---------   ---------
                                                                     ---------   ---------



Basic and diluted loss per ADS                                       $   (0.19)  $   (0.19)
                                                                     ---------   ---------
                                                                     ---------   ---------





           See accompanying Notes which are an integral part of these Condensed Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                 (In thousands)

                                                                                           Three Months Ended
                                                                                                 March 31,
                                                                                     ------------------------------
                                                                                         2010              2009
                                                                                     ------------      ------------
Cash flows from operating activities:
Net loss..........................................................................   $       (983)     $       (966)
Adjustments to reconcile net loss to net
   cash used in operating activities:
Depreciation and amortization.....................................................              2                 1
Amounts credited on insurance policyholder accounts...............................              -                 1
Net realized investment losses ...................................................              -               200
Share based compensation..........................................................              2                19
Net realized foreign currency translation loss....................................            399                 -


Net changes in operating assets and liabilities:
   Accrued investment income .....................................................              -                (1)
   Other assets...................................................................             43               128
   Accounts payable, accruals and other liabilities...............................              7                 2
                                                                                     ------------      ------------

Net cash used in operating activities.............................................           (530)             (616)
                                                                                     ------------      ------------

Cash flows from financing activities:
Insurance policyholder benefits paid..............................................              -               (63)
                                                                                     ------------      ------------
Net cash used in financing activities.............................................              -               (63)
                                                                                     ------------      ------------

Effect of exchange rate changes on cash...........................................             (1)               (1)
                                                                                     ------------      ------------

Net decrease in cash and cash equivalents.........................................           (531)             (680)

Cash and cash equivalents at beginning of period..................................         11,480            13,681
                                                                                     ------------      ------------

Cash and cash equivalents at end of period .......................................       $ 10,949           $13,001
                                                                                     ------------      ------------
                                                                                     ------------      ------------


Supplemental disclosure of non-cash operating activities:
Realization of accumulated foreign currency translation adjustments...............     $      399        $        -






           See accompanying Notes which are an integral part of these Condensed Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

            CONSOLIDATED STATEMENT OF CHANGES IN SHAREHOLDERS' EQUITY
                                   (Unaudited)
                                 (In thousands)

                                                                                             Accumulated
                                                                                                Other
                                   Ordinary Shares     Additional                Employee      Compre-        Total
                                --------------------    Paid-in     Retained      Benefit      hensive     Shareholders'
                                   Number    Amount     Capital     Earnings      Trusts        Loss(1)       Equity
                                --------------------   ----------  ----------   ----------   -----------   -----------

Balance as of
   December 31, 2009............   64,439   $  3,222   $   67,915  $    4,607   $  (62,598)  $      (399)  $    12,747

Net loss........................        -          -            -        (983)          -              -          (983)

Realization of accumulated
   foreign currency
   translation adjustments......        -          -            -           -            -           399           399

Share based compensation,
   including income tax
   effect of $0.................        -          -            2           -            -             -             2

                                ---------   --------   ----------  ----------   ----------   -----------   -----------
Balance as of
   March 31, 2010...............   64,439   $  3,222   $   67,917  $    3,624   $  (62,598)  $         -  $    12,165
                                ---------   --------   ----------  ----------   ----------   -----------   -----------
                                ---------   --------   ----------  ----------   ----------   -----------   -----------

(1) On January 14, 2010, the JFSC approved LPL's COBP and cancelled its insurance permit. As of March 31, 2010, LPL was substantially liquidated and thereby realized the non-recurring accumulated other comprehensive loss (foreign currency translation adjustment net loss) in the Group's consolidated statement of operations. Please see "Foreign Currencies" in Note 1 below.




           See accompanying Notes which are an integral part of these Condensed Consolidated Financial Statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                 March 31, 2010

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

       These unaudited condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes for the year ended December 31, 2009, which are contained in the Company's Annual Report on Form 10-K and Form 10-K/A, filed with the U.S. Securities and Exchange Commission ("SEC") on March 31, 2010 and April 30, 2010, respectively. The December 31, 2009 condensed balance sheet data was derived from audited financial statements but does not include all disclosures required by U.S. GAAP.

       As the level of consulting fees earned by the Company is expected to fluctuate depending on the nature and extent of consulting work at any point in time, the results for the three month period ended March 31, 2010 may not be indicative of the results to be expected for the full fiscal year or future years.

       On January 14, 2010, the JFSC approved LPL's COBP and cancelled its insurance permit. As of March 31, 2010, LPL was substantially liquidated, thereby requiring the non-recurring accumulated foreign currency translation adjustment net loss held by LPL to be realized.

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

       The Company is incorporated under the laws of Jersey, Channel Islands. Its Ordinary Shares are traded on the London Stock Exchange and until April 20, 2010, in the U.S. on the Over-the-Counter Bulletin Board in the form of American Depositary Shares ("ADSs"), which were evidenced by American Depositary Receipts ("ADRs"). Each ADS represented ten Ordinary Shares. As part of the Company's cost reduction measures, on January 20, 2010, the offering of ADRs was terminated and the Company entered into an amendment to the Deposit Agreement to decrease from one year to thirty (30) days the amount of time that must pass after termination of the Deposit Agreement before The Bank of New York Mellon may sell any ADRs that have not been surrendered and such ADR holders will receive the net proceeds of such sale. The Bank of New York Mellon notified the ADR holders, by letter dated January 20, 2010, of their right to surrender their ADRs for Ordinary Shares on or before May 20, 2010.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       Pursuant to the regulations of the SEC, the Company is considered a U.S. domestic registrant and must file financial statements prepared under U.S. GAAP.

Subsequent Events

       The Company's Deposit Agreement with The Bank of New York Mellon terminated on April 20, 2010.

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

Foreign Currencies

       Prior to July 1, 2007, the Group used the British pound sterling ("sterling") as the functional currency of LPL and the U.S. dollar as the functional currency of the Company and all other significant subsidiaries. Due to significant changes in the operating environment of LPL, the functional currency of LPL was changed to the U.S. dollar effective July 1, 2007. With this change in functional currency, LPL's foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities into U.S. dollars were included in operating expenses in the Group's consolidated statement of operations, rather than included in a separate component of other comprehensive income in shareholders' equity, effective July 1, 2007. The $(399,000) balance as of June 30, 2007 in accumulated other comprehensive loss in the Group's consolidated balance sheet remained until such time LPL was substantially liquidated. On January 14, 2010, the JFSC approved LPL's COBP and cancelled its insurance permit. As of March 31, 2010, LPL was substantially liquidated and thereby realized the non-recurring accumulated foreign currency translation adjustment net loss in the Group's consolidated statement of operations.

Comprehensive Loss

       The Company had no other comprehensive income or loss for the three month period ended March 31, 2010. Therefore, the Company's comprehensive loss was equal to the Company's consolidated net loss for the period.

Recently Issued Accounting Pronouncements

            In April 2009, the FASB issued three related sets of accounting guidance intended to enhance disclosures regarding fair value measurements and impairments of securities. This guidance sets forth rules related to determining the fair value of financial assets and financial liabilities when the activity levels have significantly decreased in relation to the normal market, guidance related to the determination of other-than temporary impairments to include intent and ability of the holder as an indicator in the determination of whether an other-than-temporary impairment exists and interim disclosure requirements for the fair value of financial instruments. These sets of accounting guidance became effective for interim and annual reporting periods ended after June 15, 2009. The adoption of this guidance did not have an impact on the Company's condensed consolidated financial statements.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

           In May 2009, the FASB issued new accounting guidance related to the accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued. The Company adopted this guidance as of the quarter ended June 30, 2009. The adoption of this guidance did not have an impact on the Company's condensed consolidated financial statements.

           In June 2009, the FASB issued the FASB Accounting Standards Codification ("ASC"). The ASC has become the authoritative source of generally accepted accounting principles in the United States. Rules and interpretive releases of the SEC under federal securities laws are also sources of authoritative GAAP for SEC registrants. ASC became effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption did not have a material impact on the Company's condensed consolidated financial statements.

       In January 2010, the FASB issued new guidance related to fair value disclosures. This amended guidance requiring disclosures about inputs and valuation techniques is used to measure fair value as well as disclosure about significant transfers, beginning in the first quarter of 2010. Additionally, these amended standards require presentation of disaggregated activity within the reconciliation for fair value measurements using significant unobservable inputs (Level 3), beginning in the first quarter of 2011. The Company does not expect the adoption of this guidance to have a material impact on its condensed consolidated financial statements.

Note 2.   Earnings Per Share and ADS

       Basic earnings per share is calculated by dividing net income or loss by the weighted-average number of Ordinary Shares outstanding during the applicable period, excluding shares held by the ESOT and the ALOT which are regarded as treasury stock for the purposes of this calculation. The Company has issued employee share options, which are considered potential common stock. The Company had previously issued Ordinary Share warrants to Bank of Scotland in connection with the Company's bank facility (now terminated), which were also considered potential common stock. However, the warrants expired, unexercised, on February 14, 2010. Diluted earnings per share is calculated by dividing net income by the weighted-average number of Ordinary Shares outstanding during the applicable period as adjusted for these potentially dilutive options and warrants which are determined based on the "Treasury Stock Method."

       For the three month period ended March 31, 2010 and 2009, there were no "in-the-money" options or warrants, and therefore no potentially dilutive securities. As a result, the diluted loss per share is the same as basic loss per share.

       Loss per ADS is equivalent to ten times loss per Ordinary Shares.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

A reconciliation of the numerators and denominators for the basic and diluted loss per share calculations is as follows:

                                                                       Three Months Ended
                                                                            March 31,
                                                                     ---------------------
                                                                        2010       2009
                                                                     ---------   ---------

(In thousands, except per

  share and ADS amounts)

Net loss..........................................................   $    (983)  $    (966)
                                                                     ---------   ---------
                                                                     ---------   ---------
Basic and diluted loss per share and ADS:
Weighted-average number of Ordinary Shares outstanding,
   excluding shares held by the employee benefit trusts...........      50,917      50,917
                                                                     ---------   ---------
                                                                     ---------   ---------

Basic and diluted loss per share..................................   $   (0.02)  $   (0.02)
                                                                     ---------   ---------
                                                                     ---------   ---------


Basic and diluted loss per ADS....................................   $   (0.19)  $   (0.19)
                                                                     ---------   ---------
                                                                     ---------   ---------


 Note 3.   Investments

       As of March 31, 2010 and December 31, 2009, the Group's only investments were private equity securities.

       For 2009 and the first three months of 2010, because all of the Group's private equity investments are less than 20% in the investee companies, and the Group does not have any significant influence on the investee companies, all such investments are accounted for in accordance with the cost method. The Group's management evaluates the Group's investments for any events or changes in circumstances ("impairment indicators") that may have significant adverse effects on the Group's investments. If impairment indicators exist, then the carrying amount of the investment is compared to its estimated fair value. If any impairment is determined to be other-than-temporary, then a realized investment loss would be recognized during the period in which such determination is made by the Group's management.

       The accounting guidance for fair value measurements defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). That accounting guidance has also established a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value into three broad levels. See Note 4, "Fair Value of Financial Instruments" below for the three levels of the fair value hierarchy. Level 3 inputs apply to the determination of fair value for the Group's private equity investments. These are unobservable inputs where the determination of fair values of investments requires the application of significant judgment. Only other-than-temporary impairments will be recognized and the carrying value of a private equity investment cannot be increased above its cost unless the investee company completes an initial public offering or is acquired. During the first quarter of 2009, the Group determined that impairment indicators existed for one of its private equity investments, and then determined that the impairment was other-than-temporary. The Group recognized a realized investment loss in its consolidated statement of operations of $200,000 on this investment as of the end of March 2009. During the first quarter of 2010, the Group determined that no impairment indicators existed for its private equity investments. It is possible that the factors evaluated by management and fair values will change in subsequent periods, resulting in material impairment charges in future periods.

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

Investment Concentration and Risk

       As of March 31, 2010, the Group's investments consisted of three private equity securities with individual carrying values of less than 10% of the Group's shareholders' equity. One of these investments, with a carrying value of $485,000, is in preferred stock and warrants of a technology company that was a consulting client of BICC. Another investment, with a carrying value of $140,000, is in preferred stock of another technology company that was a consulting client of BICC in prior years. The third investment has a carrying value of $844,000 and is in preferred stock of a technology company.

       The Group held no fixed maturity securities as of March 31, 2010 and December 31, 2009.

Note 4.    Fair Value of Financial Instruments

       The Company has adopted the accounting guidance for fair value measurements. The accounting guidance for fair value measurements provides a framework for measuring fair value and expands related disclosures. Fair value is defined as the price that would be received for an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (an exit price). The accounting guidance also established a hierarchy which requires an entity to maximize the use of observable inputs, when available. The accounting guidance requires that fair value measurements be classified and disclosed in one of the following three categories:

       Level 1 - Inputs are unadjusted quoted prices in active markets for identical assets or liabilities that are accessible by the Company. As of March 31, 2010, the Company's Level 1 assets included money market accounts which are included in cash and cash equivalents in the condensed consolidated balance sheets.

       Level 2 - Inputs include quoted prices in markets that are not active or financial instruments for which all significant inputs are observable, either directly or indirectly. As of March 31, 2010, the Company's Level 2 assets included money market mutual funds which are included in cash and cash equivalents in the condensed consolidated balance sheets.

       Level 3 - Unobservable inputs for the asset or liability including significant assumptions of the Company and other market participants. As of March 31, 2010 and December 31, 2009, the Group held $1,469,000 of private equity investments which are carried at cost, as adjusted for other-than-temporary impairments. In order to determine if any other-than-temporary impairments exist, the Group must first determine the fair values of its private equity investments using Level 3 unobservable inputs, including the analysis of various financial, performance and market factors.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       The following table presents the Company's fair value measurements that are measured at the estimated fair value, on a recurring basis, categorized in accordance with the fair value hierarchy:

                                                                 Quoted Prices
                                                                    In Active    Significant
                                                                   Markets For      Other      Significant
                                                                    Identical    Observable    Unobservable
                                                                     Assets         Inputs        Inputs
                                                                    (Level 1)     (Level 2)     (Level 3)        Total
                                                                 -------------   ----------    ------------   ----------
                                                                                      (In thousands)
As of March 31, 2010:
Money market mutual funds......................................  $        -      $         1   $          -   $        1

As of December 31, 2009:
Money market mutual funds......................................  $        -      $     4,008   $          -   $    4,008


         Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustment only in certain circumstances (for example, when there is evidence of impairment). See Note 3 for discussion of the investments. The Company classifies these measurements as Level 3.

                                                                 Quoted Prices
                                                                   In Active     Significant
                                                                  Markets For       Other       Significant
                                                                   Identical     Observable    Unobservable
                                                                    Assets         Inputs         Inputs
                                                                   (Level 1)      (Level 2)      (Level 3)      Total
                                                                 -------------   -----------   ------------   ----------
                                                                                    (In thousands)
As of March 31, 2010:
Private equity investments.....................................              -             -   $      1,469   $    1,469

As of December 31, 2009:
Private equity investments.....................................              -             -   $      1,469   $    1,469





       Cash and cash equivalents, accounts receivable, prepaid expenses and deposits, accounts payable and accrued expenses are reflected in the condensed consolidated balance sheets at carrying values which approximate fair values due to the short-term nature of these instruments.

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

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

Share Based Compensation Expense

       The accounting guidance for share based payment establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share based payment transactions. A public entity is required to measure the cost of employee services received in exchange for an award of equity instruments, including share options, based on the fair value of the award on the grant date, and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. Companies are required to estimate the fair value of share based payment awards on the date of grant using an option pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statement of operations.

       Share based compensation expense recognized in the Company's consolidated statement of operations for the quarters ended March 31, 2010 and 2009 includes compensation expense for share options granted prior to, but not yet vested as of December 31, 2005, as well as compensation expense for 4,500,000 share options granted to employees and directors on March 27, 2007, and 3,450,000 share options granted to employees and directors on August 20, 2008. No share options have been granted since August 20, 2008. The accounting guidance for share based payment requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. Share based compensation expense is to be based on awards ultimately expected to vest, and therefore the expense should be reduced for estimated forfeitures. The Company's estimated forfeiture rate of zero percent for the first three months of 2010 and 2009 was based upon the fact that all unvested options related to longstanding employees and directors. One employee who held share options left the company during the first quarter of 2010 and that employee's 650,000 unvested share options were forfeited. Despite the departure of this employee, the Group's management continues to believe that a zero percent forfeiture rate for future periods is appropriate.

       The accounting guidance for share based payment requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. As there were no share option exercises during 2009 or the first three months of 2010, the Company had no related tax benefits during those periods.

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

Option Valuation and Expense Information

       The estimated fair value of share option compensation awards to employees and directors, as calculated using the Black-Scholes option pricing model as of the date of grant, is amortized using the straight-line method over the vesting period of the options. For the three months ended March 31, 2010 and 2009, compensation expense related to share options totaled $2,000 and $19,000, respectively, and is included in operating expenses in the accompanying statement of operations.

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

       For additional  information  relating to the Group's share  options,  see
Note 10 to the Company's consolidated financial statements included in Form 10-K for the year ended December 31, 2009.

Note 6.   Income Taxes

       The Company's management believes that its income tax positions would be sustained upon examination by appropriate taxing authorities based on the technical merits of such positions, and therefore the Company has not provided for any unrecognized tax benefits at the adoption date, and there has been no change to the $0 unrecognized tax benefits from January 1, 2007 through March 31, 2010. In general, the Company's tax returns remain subject to examination by taxing authorities for the tax years 2006 through 2009, and for 2010 once the returns are filed in 2011.

           During the third quarter of 2008, the Internal Revenue Service ("IRS") issued a private letter ruling that the Group's U.S. holding company, Berkeley (USA) Holdings Limited ("BUSA"), should include London Pacific Life & Annuity Company in Liquidation ("LCL") in its federal consolidated tax returns for tax years commencing with 2005. BUSA holds the common stock of LCL, but BUSA does not have any voting or management control over LCL. The financial statements of LCL have not been included in the Company's consolidated financial statements and they will not be included in the future.

         BUSA and LCL have signed a tax allocation and sharing agreement dated March 18, 2009. Under this agreement, any benefit to BUSA of utilizing the tax losses of LCL to offset BUSA's separate taxable income in BUSA's federal consolidated tax returns, should BUSA not have any of its own carryforward losses, will be paid by BUSA to LCL. Similarly, any benefit to LCL of utilizing the tax losses of BUSA to offset LCL's separate taxable income in BUSA's federal consolidated tax returns, should LCL not have any of its own carryforward losses, will be paid by LCL to BUSA. Any tax liabilities, including alternative minimum taxes, created by the inclusion of LCL in the federal consolidated tax returns of BUSA will be paid by LCL either directly to the IRS or reimbursed to BUSA by LCL if payment is made to the IRS by BUSA. For purposes of computing allocable federal income tax liability, BUSA will allocate taxable income brackets and exemptions on a pro-rated basis among members of the affiliated tax group.

         In September 2009, the Group filed amended federal consolidated tax returns for 2005 through 2008, and the inclusion of LCL in the federal consolidated tax returns of BUSA for 2005 through 2008 did not result in any tax liabilities for the Group, except for a $1,585 payment due to the IRS related to alternative minimum taxes for 2007. As of the end of 2009, LCL has approximately $43 million of net operating loss carryforwards and approximately $60 million of capital loss carryforwards. The Group's management believes that these loss carryforwards should be sufficient to offset any taxable income of LCL in the foreseeable future. However, LCL could have liabilities for alternative minimum taxes ("AMT") in future periods due to the utilization of net operating losses to offset current taxable income. Any AMT liability attributable to LCL computed on a standalone basis would be the responsibility of LCL, not of the Group, and accordingly, any such liability has not been included in the condensed consolidated financial statements of the Company.

Note 7.   Commitments and Contingencies

Guarantees

       Under its Memorandum and Articles of Association, the Company has agreed to indemnify its officers and directors for certain events or occurrences arising as a result of the officer or director serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited. However, the Company maintains directors' and officers' liability insurance that limits the Company's exposure and enables it to recover a portion of any future amounts paid. As a result of its insurance coverage, the Company believes the estimated fair value of these

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES indemnification agreements is minimal and has no liabilities recorded for these agreements as of March 31, 2010.

       The Company enters into indemnification provisions under its agreements with other companies in its ordinary course of business, typically with business partners, service providers, clients and landlords. Under these provisions, the Company generally indemnifies and holds harmless the indemnified party for losses suffered or incurred by the indemnified party as a result of the Company's activities. These indemnification provisions sometime include indemnifications relating to representations made by the Company with regard to intellectual property rights. These indemnification provisions generally survive termination of the underlying agreement. The maximum potential amount of future payments the Company could be required to make under these indemnification provisions is unlimited. The Company believes the estimated fair value of these agreements is minimal as historically, no payments have been made by the Company under these indemnification obligations. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2010.

Note 8.   Business Segment and Geographical Information

       Prior to the third quarter of 2009, the Company's reportable operating segments were classified according to its businesses of consulting in venture capital, and life insurance and annuities.

       As the Company ceased its insurance business during the third quarter of 2009, only one operating business remains: consulting in venture capital. Beginning with the third quarter of 2009, the Company changed its reporting of results to a commercial company format with only one operating business segment (consulting in venture capital). Certain reclassifications were made to prior period amounts to conform to the current period's presentation. These reclassifications had no effect on the net income or shareholders' equity for the prior periods.

       Summary revenue, interest income and investment gain (loss) information by geographic segment, based on the domicile of the Group company generating those revenues, is as follows:

                  BERKELEY TECHNOLOGY LIMITED AND SUBSIDIARIES

        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                                                       Three Months Ended
                                                                            March 31,
                                                                    ------------------------
                                                                       2010         2009
                                                                    ----------   -----------
                                                                         (In thousands)

Jersey............................................................  $        -   $      (195)
United States.....................................................         123            99
                                                                    ----------   -----------
Consolidated revenues, interest income and investment
   gains (losses).................................................  $      123   $       (96)
                                                                    ----------   -----------
                                                                    ----------   -----------


          Total consolidated assets by geographic segment were as follows:

                                                                                       March 31,       December 31,
                                                                                         2010              2009
                                                                                     ------------      ------------
                                                                                             (In thousands)

Jersey............................................................................   $      4,567      $      4,953
United States.....................................................................          8,021             8,211
                                                                                     ------------      ------------
Consolidated total assets.........................................................   $     12,588      $     13,164
                                                                                     ------------      ------------
                                                                                     ------------      ------------


Note 9.   Client Concentration

          The Group's consulting revenues are from a few major clients. In the first three months of 2010, the Group's largest consulting client accounted for 77% of its consulting revenues, and another client accounted for 23% of its consulting revenues while in the first three months of 2009, the Group's largest consulting client accounted for 78% and another client accounted for 18% of its consulting revenues.


Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

       As used herein, the terms "registrant," "Company," "we," "us" and "our" refer to Berkeley Technology Limited. Except as the context otherwise requires, the term "Group" refers collectively to the registrant and its subsidiaries.

       This Management's Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the unaudited condensed consolidated financial statements, and the notes thereto, included in this quarterly report, and the December 31, 2009 audited consolidated financial statements, and the notes thereto, included in our Annual Report on Form 10-K filed and Form 10-K/A with the SEC on March 31, 2010 and April 30, 2010, respectively. The unaudited condensed consolidated financial statements are prepared in accordance with U.S. GAAP. This item should also be read in conjunction with the "Forward-Looking Statements and Factors That May Affect Future Results" which are set forth below and in our other filings with the SEC.

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

RESULTS OF OPERATIONS

Revenues

First quarter of 2010 compared to first quarter of 2009

       Consulting fee income was 20% higher at $116,000 for the first quarter of 2010, compared to the first quarter of 2009.

       Our typical client is a Silicon Valley technology company or a large international telecommunications company. Our objective has been to use consulting revenues to finance the development of large telecommunications company relationships in Europe and Asia, which has led to several equity investments by a client and new opportunities generated through others. Given the challenges we face in the current economic environment, the level of consulting fees is expected to be volatile depending on the nature and extent of our work at any point in time. At our reduced level of operations, any single investment success could produce significant rewards for our Company. We are actively seeking new clients and business opportunities in a cost efficient manner. We entered into a new consulting agreement with one client on April 1, 2010 following the expiration of the prior consulting agreement with that client on March 30, 2010. This new consulting agreement was for slightly reduced services and fees.

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

Operating Expenses

First quarter of 2010 compared to first quarter of 2009

       Total operating expenses fell by $163,000 to $705,000 for the first quarter of 2010, compared to the first quarter of 2009 due primarily to lower staff costs with fewer employees, including the departure of our former Chief Financial Officer in 2009. In addition, significant savings were achieved through reductions in office rent and other insurance costs.

Interest Income

First quarter of 2010 compared to first quarter of 2009

       Interest income earned on bank deposits and money market mutual funds remained consistent at $7,000 for the first quarter of 2010, compared to the first quarter of 2009.

Realized Investment Gains and Losses

First quarter of 2010 compared to first quarter of 2009

       There were no realized investment gains or losses in the first quarter of 2010. The results for the first quarter of 2009 included an other-than-temporary impairment loss of $200,000 taken on one of the Group's private equity investments.

Consolidated Loss Before Income Tax Expense

First quarter of 2010 compared to first quarter of 2009

       Our consolidated loss before income tax expense was $981,000 in the first quarter of 2010, compared to a consolidated loss of $964,000 in the first quarter of 2009. This higher loss of $17,000 was due to the realization of the non-recurring accumulated foreign currency translation adjustments of $399,000 offset by a decrease in operating expenses. The decrease in operating expenses was attributable primarily to lower staff costs.

Cost Containment and Cash Preservation Measures

       We have implemented and are realizing significant cost savings due to a wide range of expense reduction measures. Staffing levels were reduced in 2009, and again in 2010.

       We have focused our resources and have decided to close our Jersey insurance business. This insurance business was regulated which required audit fees and expenses, actuary fees, independent director fees, administrative expenses and other related costs. The substantial liquidation of LPL caused us to realize the non-recurring accumulated foreign currency translation loss which did not impact our cash for the first quarter of 2010. We are also closing several dormant subsidiaries, all which will reduce our auditing and administrative costs.

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

First quarter of 2010 compared to first quarter of 2009

       The tax expense for the first quarters of 2010 and 2009 is comprised of our minimum California taxes. Other than these taxes, no other tax expense or benefits were applicable to our Group for these periods. Our U.S. subsidiaries contributed a loss before income taxes of $0.2 million during the first quarter of 2010; however, we did not recognize any U.S. tax benefits due to the 100% valuation allowances that we have provided for all deferred tax assets.

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

Accounting for Investments

       For 2009 and the first three months of 2010, because all of our private equity investments are less than 20% in the investee companies, and we do not have any significant influence on the investee companies, all such investments are accounted for in accordance with the cost method. We evaluate our investments for any events or changes in circumstances ("impairment indicators") that may have significant adverse effects on our investments. If impairment indicators exist, then the carrying amount of the investment is compared to its estimated fair value. If any impairment is determined to be other-than-temporary, then a realized investment loss would be recognized during the period in which we make such determination.

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

       In relation to our private equity securities that do not have a readily determinable fair value, factors considered in impairment reviews include: (i) the length of time and extent to which estimated fair values have been below cost and the reasons for the decline, (ii) the investee's recent financial performance and condition, earnings trends and future prospects, (iii) the market condition of either the investee's geographic area or industry as a whole, and (iv) concerns regarding the investee's ability to continue as a going concern (such as the inability to obtain additional financing). If the evidence supports that a decline in fair value is other-than- temporary, then the investment is reduced to its estimated fair value, which becomes its new cost basis, and a realized loss is reflected in earnings.

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

Liquidity and Capital Resources

       Our cash and cash equivalents decreased during the first three months of 2010 by $0.5 million from $11.48 million as of December 31, 2009 to $10.95 million as of March 31, 2010. This decrease in cash and cash equivalents resulted from cash used in operating activities. Cash used in operating activities resulted from the excess of operating expenses over consulting fee income and interest income for the first three months of 2010.

       Shareholders' equity decreased during the first three months of 2010 by $0.5 million from $12.7 million at December 31, 2009 to $12.2 million at March 31, 2010, due to the net loss for the period of $983,000 offset by the realization of the non-recurring accumulated other comprehensive (foreign currency translation adjustment) loss of $399,000. As of March 31, 2010 and December 31, 2009, $62.6 million of our Ordinary Shares, at cost, held by the employee benefit trusts have been netted against shareholders' equity.

       On January 14, 2010, the JFSC approved LPL's COBP and cancelled its insurance permit. As of March 31, 2010, LPL was substantially liquidated and thereby realized the non-recurring accumulated foreign currency translation net loss.

       As of March 31, 2010, we had no bank borrowings, guarantee obligations, material commitments outstanding for capital expenditures or additional funding for private equity portfolio companies.

       As of March 31, 2010, we had $10.9 million of cash and cash equivalents. We believe that this cash balance is sufficient to fund our operations over at least the next 12 months.


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

Changes in Internal Control Over Financial Reporting

       Subsequent to our former Chief Financial Officer's departure on June 30, 2009, the internal control procedures previously performed by him were transferred to our Executive Chairman and to our Company Secretary. On August 12, 2009, Mr. Arthur I. Trueger, our Executive Chairman, was appointed by the Company's board of directors as the Company's Principal Financial Officer. On March 30, 2010, Ms. Diane Worthington was appointed Corporate Controller.

       There were no changes in our internal controls over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1A.   RISK FACTORS

       Not required.


Item 5.   OTHER INFORMATION

       Subsequent to Mr. Whitehead's departure on June 30, 2009, the Company's board of directors on August 12, 2009, appointed Mr. Arthur I. Trueger as the Company's Principal Financial Officer. Background information on Mr. Trueger may be found in the Company's Form 10-K/A Statement filed with the SEC on April 30, 2010. On March 30, 2010, Ms. Diane Worthington was appointed Corporate Controller.



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



                                             BERKELEY TECHNOLOGY LIMITED
                                             (Registrant)

Date:  May 12, 2010                          By:    /s/  Arthur I. Trueger

                                                    Arthur I. Trueger
                                                    Executive Chairman and
                                                    Principal Financial Officer